Form 10-Q
period 2023-09-30
Hut 8 Corp.
filed 2023-12-19
CIK 1964789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 001-41864

Hut 8 Corp.

(Exact name of registrant as specified in its charter)

Delaware	92-2056803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 Brickell Avenue, Suite 1500
Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(305) 224-6427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HUT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

As of December 18, 2023, the registrant had 88,962,964 shares of its common stock outstanding.

Introductory Note

Effective November 30, 2023 (the “Closing Date”), Hut 8 Corp., a Delaware corporation (“New Hut” or the “Combined Company”) completed the previously announced merger of equals transaction contemplated by the Business Combination Agreement, dated as of February 6, 2023 (the “Business Combination Agreement”), by and among Hut 8 Mining Corp. (“Hut 8”), U.S. Data Mining Group, Inc. doing business as “US BITCOIN” (“USBTC”) and New Hut. Pursuant to the Business Combination Agreement, (i) Hut 8 and its direct wholly-owned subsidiary, Hut 8 Holdings Inc. (“Hut 8 Holdings”), a corporation existing under the laws of British Columbia, was, as part of a court-sanctioned plan of arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia), amalgamated to continue as one British Columbia corporation (“Hut Amalco”), with the capital of Hut Amalco being the same as the capital of Hut 8 (the “Amalgamation”), (ii) following the Amalgamation, and pursuant to the Arrangement, each common share of Hut Amalco (other than any shares held by dissenting shareholders) was exchanged for 0.2000 of a share of New Hut common stock, par value $0.01 per share (the “Common Stock”), which effectively resulted in a consolidation of the common shares of Hut 8 on a five to one (5 to 1) basis and (iii) following the completion of the Arrangement, a newly-formed direct wholly-owned Nevada subsidiary of New Hut (“Merger Sub”) merged with and into USBTC, with each share of Series A preferred stock of USBTC, $0.00001 par value per share, Series B preferred stock of USBTC, $0.00001 par value per share, Series B-1 preferred stock of USBTC, $0.00001 par value per share and common stock of USBTC, $0.00001 par value per share, exchanged for 0.6716 of a share of Common Stock in a merger executed in accordance with the relevant provisions of the Nevada Revised Statutes, as amended (the “Merger,” and together with the Arrangement, the “Business Combination”). As a result of the Business Combination, both Hut 8 and USBTC became wholly-owned subsidiaries of New Hut.

New Hut’s Common Stock is now listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “HUT.”

As the Business Combination closed subsequent to the quarterly period ended September 30, 2023, this Quarterly Report on Form 10-Q (the “Quarterly Report”) principally describes our business and operations prior to the Closing Date of the Business Combination, including the financial statements of USBTC, the accounting acquirer, and related Management’s Discussion and Analysis (“MD&A”), which describe the business, financial condition, results of operations, liquidity and capital resources of USBTC prior to the Business Combination. Given USBTC historically had a fiscal year ended June 30, 2023, the financials and MD&A included in this Quarterly Report describes USBTC’s three months ended September 30, 2023.

As used in this Quarterly Report, unless otherwise noted or the context otherwise requires:

●	References to the “Combined Company,” “New Hut,” “we,” “us,” “our” and similar terms refer to Hut 8 Corp. and its consolidated subsidiaries;
●	References to “USBTC” are to U.S. Data Mining Group, Inc. prior to the consummation of the Business Combination; and
●	References to “Hut 8” are to Hut 8 Mining Corp. prior to the consummation of the Business Combination.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions, that, if proven incorrect or do not materialize, could cause the results of New Hut to differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements generally are identified by the words “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions. All statements other than statements of historical fact forward-looking statements. For example, forward-looking statements include projections of earnings, revenues, synergies, accretion or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans in connection with the completed Business Combination and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	expectations relating to the future financial performance of New Hut;
●	the expected benefits of the Business Combination and our ability to realize those expected benefits;
●	the expected financial and business performance of the Combined Company;
●	the ability to expand the business of New Hut and provide new offerings, services and features and make enhancements to its business;
●	the ability to compete with existing and new competitors in existing and new markets and offerings;
●	the ability to acquire new businesses or pursue strategic transactions;
●	the ability to protect patents, trademarks, and other intellectual property rights;
●	the effect of the substantial additional indebtedness incurred by New Hut;
●	the expectations regarding the effects of existing and developing laws and regulations;
●	the expectations regarding present and future PMAs including pricing and other consideration; and
●	global and domestic economic conditions and their impact on demand for New Hut’s markets and offerings.

The following factors or events, among others, could cause actual results to differ materially from those described in the forward-looking statements:

●	New Hut’s ability to establish and maintain strategic collaborations, licensing or other arrangements, and the terms of and timing such arrangements;
●	the inherent risks, costs and uncertainties associated with integrating the businesses successfully and risks of not achieving all or any of the anticipated benefits and synergies of the Business Combination, or the risk that the anticipated benefits and synergies of the Business Combination may not be fully realized or take longer to realize than expected;
●	changes in the financial or operating performance of New Hut or more generally due to broader stock market movements and the performance of peer group companies;
●	competitive pressures in the markets in which New Hut operates;
●	potential legal proceedings relating to the Business Combination and the outcome of any such legal proceeding;
●	changes in laws or regulations; and
●	changes in general economic conditions.

For additional information concerning factors that could cause actual conditions, events or results to materially differ from those described in the forward-looking statements, please refer to the section titled “Risk Factors” under Part II. Item 1A of this Quarterly Report.

The risks and uncertainties described and referred to above are not exclusive and further information concerning New Hut and its business, including factors that potentially could materially affect New Hut’s business, financial condition or operating results, may emerge from time to time. You are urged to consider these factors carefully in evaluating these forward-looking statements, and not to place undue reliance on any forward-looking statements. The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report. Except as required by law, New Hut does not assume any obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I

Item 1. Financial Statements

Hut 8 Corp. (f/k/a U.S. Data Mining Group, Inc.)

US Data Mining Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2023	June 30, 2023
	Unaudited	Audited
ASSETS
Current assets
Cash	$12,744	$10,379
Accounts receivable, net	461	636
Prepaid expenses and other current assets	7,990	7,504
Cryptocurrency, net	1,253	851
Total current assets	22,448	19,370
Long-term assets
Property and equipment, net	66,201	70,719
Investment in unconsolidated joint venture	84,308	93,583
Intangible assets, net	5,378	5,535
Right-of-use assets	493	536
Other deposits	254	254
Total long-term assets	156,634	170,627
Total assets	$179,082	$189,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,311	$3,605
Accrued expenses	3,514	3,415
Other current liabilities	711	591
Deferred revenue	1,352	1,031
Notes payable, current portion	985	1,299
Lease liability, current portion	404	395
Total current liabilities	11,277	10,336
Long-term liabilities
Notes payable, less current portion	140,847	149,891
Lease liability, less current portion	838	943
Deposit liability	1,650	—
Deferred tax liability	1,166	1,454
Total long-term liabilities	144,501	152,288
Total liabilities	155,778	162,624

Commitments and contingencies (Note 15)

Stockholders’ equity
Series A preferred stock, par value $0.00001; 7,855,500 shares authorized; 7,824,000 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	24,899	24,899
Series B preferred stock, par value $0.00001; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	61,067	61,067
Series B-1 preferred stock, par value $0.00001; 3,750,000 shares authorized; 793,250 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	12,537	12,537
Common stock, $0.00001 par value; 125,000,000 shares authorized; 45,704,140 and 45,696,749 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	—	—
Additional paid-in capital	35,673	35,368
Accumulated deficit	(110,872)	(106,498)
Total stockholders’ equity	23,304	27,373
Total liabilities and stockholders’ equity	$179,082	$189,997

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

US Data Mining Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended
	September 30,
	2023	2022
Revenue:
Cryptocurrency mining, net	$15,565	$16,328
Mining equipment sales	—	3,635
Management fees	3,393	—
Cost reimbursements	2,312	—
Hosting services	433	13,565
Total revenue	21,703	33,528

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below)
Services	11,795	15,290
Mining equipment	—	3,112
Depreciation and amortization	4,486	5,754
General and administrative	5,902	5,864
Impairment of cryptocurrency	718	1,286
Realized gain on sale of cryptocurrency	(533)	(1,549)
Total costs and expenses	22,368	29,757
Operating (loss) income	(665)	3,771

Other income (expense):
Interest expense	(5,723)	(4,016)
Equity in earnings of unconsolidated joint venture	2,075	—
Total other expense	(3,648)	(4,016)

Loss before income tax provision	(4,313)	(245)

Income tax provision	(61)	(315)

Net loss	$(4,374)	$(560)

Basic and diluted net loss per share	$(0.10)	$(0.01)

Basic and diluted weighted average number of shares outstanding	45,702,919	39,563,792

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

US Data Mining Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share data)

Three Months Ended September 30, 2023

									Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2023	7,824,000	$24,899	10,000,000	$61,067	793,250	$12,537	45,696,749	$—	$35,368	$(106,498)	$27,373
Issuance of common stock	—	—	—	—	—	—	7,391	—	2	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	303	—	303
Net loss	—	—	—	—	—	—	—	—	—	(4,374)	(4,374)
Balance as of September 30, 2023	7,824,000	$24,899	10,000,000	$61,067	793,250	$12,537	45,704,140	$—	$35,673	$(110,872)	$23,304

Three Months Ended September 30, 2022

									Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Series B-1 Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2022	7,824,000	$24,899	10,000,000	$61,067	793,250	$12,537	43,122,500	$—	$29,987	$(40,887)	$87,603
Issuance of common stock	—	—	—	—	—	—	7,250	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,837	—	2,837
Net loss	—	—	—	—	—	—	—	—	—	(560)	(560)
Balance as of September 30, 2022	7,824,000	$24,899	10,000,000	$61,067	793,250	$12,537	43,129,750	$—	$32,824	$(41,447)	$89,880

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

US Data Mining Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended
	September 30,
	2023	2022
		(restated)
Cash flows from operating activities
Net loss	$(4,374)	$(560)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,486	5,754
Amortization of right-of-use assets	43	119
Stock-based compensation	303	2,837
Equity in earnings of unconsolidated joint venture	(2,075)	—
Distributions of earnings from unconsolidated joint venture	11,350	—
Revenue, net - cryptocurrency mining	(15,565)	(16,328)
Hosting revenue received in cryptocurrency	(433)	—
Impairment of cryptocurrency	718	1,286
Realized gain on sale of cryptocurrencies	(533)	(1,549)
Deferred tax assets and liabilities	(288)	(80)
Amortization of debt discount	1,802	353
Paid-in-kind interest expense	3,929	—
Changes in assets and liabilities:
Accounts receivable, net	175	546
Prepaid expenses and other current assets	(529)	6,261
Accounts payable	706	(2,810)
Accrued expenses	485	218
Other liabilities	1,770	8,895
Deferred revenue	321	(12,180)
Lease liability	(96)	(120)
Net cash provided by (used in) operating activities	2,195	(7,358)

Cash flows from investing activities
Proceeds from sale of cryptocurrency	15,454	15,722
Deposits on miners	—	(8,992)
Purchases of property and equipment	(197)	(977)
Proceeds from sale of property and equipment	—	178
Net cash provided by investing activities	15,257	5,931

Cash flows from financing activities
Proceeds from notes payable	—	4,240
Repayments of notes payable	(15,089)	(2,479)
Proceeds from the issuance of common stock	2	—
Net cash (used in) provided by financing activities	(15,087)	1,761

Net increase in cash	2,365	334
Cash at beginning of period	10,379	21,067
Cash at end of period	$12,744	$21,401

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$4,079
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Mining revenue in prepaids and other current assets	$169	$148
Reclassification of deposits on miners to property and equipment	$—	$22,904
Debt proceeds not yet received included in other current assets	$—	$6,120
Property and equipment in accrued expenses	$—	$1,898
Property and equipment in accounts payable	$—	$198

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

Nature of operations and corporate information:

U.S. Data Mining Group, Inc. (d/b/a “US BITCOIN”) and Subsidiaries (collectively, the “Company” or “USBTC”) operates cryptocurrency mining operations, which utilize specialized computers (also known as “miners”) using application-specific integrated circuit (“ASIC”) chips to solve complex cryptographic algorithms in order to support the Bitcoin blockchain (in a process known as “solving a block”), in exchange for cryptocurrency rewards.

As of September 30, 2023, the Company operated a total of approximately 182,000 miners (inclusive of approximately 30,200 owned miners) across four locations, with access to approximately 730 megawatts (“MW”) of electricity, via the Company’s cryptocurrency mining, hosting, equipment sales and managed infrastructure operations. The Company owns and operates a bitcoin mining facility in Niagara Falls, New York with current access to approximately 50 MW of electricity. The Company also owns a 50% interest in a joint venture with a leading North American energy company (the “JV”). The JV owns a bitcoin mining site in Upton County, Texas (the “Echo Site”). The Company is also the site operator for three bitcoin mining sites. The first site is located in Kearney, Nebraska and has access to approximately 100 MW of electricity. The second site is located in Granbury, Texas and has access to approximately 300 MW of electricity. The third site is the Echo Site owned by the JV discussed above, which has access to approximately 280 MW of electricity.

In March 2022, the Company launched new business lines for Mining Equipment Sales and for providing Hosting Services to its mining customers. In November 2022, the Company launched its Managed Infrastructure Operations business line in which it provides day-to-day management, support and administrative functions of operating bitcoin mining datacenters owned or leased by third-party or related party customers, in exchange for management fees and reimbursement of certain operating costs.

As mentioned above, one of the Company’s subsidiaries acquired a 50% membership interest in a JV named TZRC LLC (“TZRC” or the “King Mountain JV”). The Company’s subsidiary assumed a property management agreement (“PMA”) with TZRC and a senior secured promissory note (the “TZRC Secured Promissory Note” or the “King Mountain JV Senior Note”) related to the JV. See Notes 9 and 10 for further discussion of the investment and assumed PMA and TZRC Secured Promissory Note, respectively.

The Company’s wholly owned subsidiaries include U.S. Data Technologies Group Ltd., which was incorporated in the state of Delaware on December 4, 2020, U.S. Data Lone Star, Inc. (f/k/a U.S. Data PP, Inc.), U.S. Data Falls, Inc. (f/k/a U.S. Data Machines 1, Inc.) and U.S. Data Machines 2, Inc., which were incorporated in the state of Nevada on December 4, 2020, Pecos Data Technologies, LLC, which was organized in the state of Nevada on January 18, 2022, USMIO Charlie LLC, USMIO Delta LLC, and USMIO Echo LLC, which were organized in the state of Delaware on November 1, 2022, US Data King Mountain LLC, which was organized in the state of Nevada on November 15, 2022, and US Data Guardian LLC, which was organized in the state of Nevada on January 23, 2023.

Business Combination Agreement

On February 6, 2023, the Company and Hut 8 Mining Corp. (“Hut 8”) entered into a Business Combination Agreement (“BCA”) under which the companies will combine in an all-stock merger of equals (the “Transaction”). The combined company will be named “Hut 8 Corp.” (“New Hut” or the “Combined Company”) and will be a U.S.-domiciled entity. Pursuant to the BCA, stockholders of USBTC will receive, for each share of USBTC capital stock, 0.6716 of a share of New Hut common stock. Following completion of the Transaction, existing Hut 8 shareholders and USBTC stockholders each collectively own, on a fully-diluted in the money basis, approximately 50% each of the stock of the Combined Company. Following completion of the Transaction, Hut 8 and USBTC each became wholly-owned subsidiaries of New Hut. See Note 16 for further detail.

Stock Split

On September 1, 2022, the Company’s Board of Directors authorized a stock split of its common stock, par value $0.00001 per share and its preferred stock, par value $0.00001, at a ratio of 250-for-1 (the “2022 Stock Split”). As a result of the 2022 Stock Split, (i) every 1 share of the issued and outstanding common stock and preferred stock were automatically converted into 250 newly issued and outstanding shares of common stock and preferred stock, respectively, without any change in the par value per share, and (ii) the number of authorized shares of common stock and preferred stock outstanding was proportionally increased. Shares of common stock underlying outstanding stock options and other equity instruments convertible into common stock were proportionately increased and the respective

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

exercise prices, if applicable, were proportionately decreased in accordance with the terms of the agreements governing such securities. Fractional shares, if any, resulting from the 2022 Stock Split were rounded up to the nearest whole share, and all shares of common stock and preferred stock (including fractions thereof) issuable upon the 2022 Stock Split to a given stockholder were aggregated for the purpose of determining whether the Stock Split would result in the issuance of a fractional share. Conversion terms on the Company’s preferred stock were not changed. Preferred stock continues to convert on a one to one basis for common stock.

All of the Company’s historical share and per share information related to issued and outstanding common stock, issued and outstanding preferred stock and outstanding options exercisable for common stock in these unaudited condensed consolidated financial statements have been adjusted, on a retroactive basis, to reflect the 2022 Stock Split. See Note 12.

Investment in Fahrenheit LLC and Celsius Bankruptcy Bid

On April 10, 2023, a USBTC subsidiary invested in Fahrenheit LLC (“Fahrenheit”), a joint venture formed for the purposes of bidding on the management rights of a new entity to be formed and vested with certain assets of Celsius Network LLC (“Celsius”) in connection with Celsius’ bankruptcy auction. On May 25, 2023, Fahrenheit won the auction and was awarded the right to manage and operate the assets of Celsius in exchange for a management fee of $20.0 million per year as part of a five-year agreement with Celsius, subject to the approval of the bankruptcy court. In addition, USBTC, acting separately through its USMIO business, won the right to enter into one or more operating and services agreements with the restructured company, in exchange for a fee of $15.0 million per year net of certain operating expenses, which is also subject to the approval of the bankruptcy court.

On May 26, 2023, the USBTC subsidiary contributed a portion of the initial $10.0 million cash deposit required in the Fahrenheit bid.

On November 29, 2023, Celsius informed Fahrenheit that it was unable to obtain certain regulatory approvals respecting the proposed transaction involving Celsius and Fahrenheit, and, as a result, Celsius would not move forward with the Fahrenheit-sponsored transaction.

On November 30, 2023, Celsius filed a motion disclosing that USBTC, acting separately through its USMIO business, won the right to enter into one or more operating and services agreements pursuant to a revised transaction structure in exchange for a fee of $20.4 million per year net of certain operating expenses as part of a four-year agreement with the restructured company. This revised transaction remains subject to the approval of the bankruptcy court.

The USBTC subsidiary’s portion of the initial $10.0 million cash deposit remains in escrow and is anticipated to be returned due to Celsius not moving forward with the Fahrenheit bid. USBTC’s USMIO contract bid remains subject to approval and, if approved, will become binding.

There can be no assurance that the Celsius bid will obtain the necessary approvals and USBTC may never realize any benefits from the USMIO contract bid.

Note 2. Liquidity and Financial Condition

The Company has experienced losses since inception. As of September 30, 2023, the Company had cash of $12.7 million, positive operating cash flows of $2.2 million, working capital of $11.2 million, total stockholders’ equity of $23.3 million and an accumulated deficit of ($110.9) million. To date, the Company has, in large part, relied on equity and debt financings to fund its operations. The Company believes its current cash on hand, proceeds from sales of cryptocurrency and ongoing operations will be sufficient to meet its operating and capital requirements for at least the next twelve months from the date these unaudited condensed consolidated financial statements are issued.

During the quarter ended September 30, 2023, the Company paid approximately $15.1 million against its notes payable.

During the fiscal year ended June 30, 2023, the Company received net debt proceeds of approximately $13.0 million.

For a detailed discussion about the Company’s liquidity and financial condition, see the Company’s June 30, 2023, consolidated financial statements.

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results. Amounts are in thousands except for share, per share and miner amounts.

The results in the unaudited condensed consolidated statements of operations are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2024 or for any future interim period. The unaudited condensed consolidated financial statements do not include all the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2023, and notes thereto.

Principles of consolidation

These unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. Consolidated subsidiaries’ results are included from the date the subsidiary was formed or acquired. Intercompany balances and transactions have been eliminated in consolidation.

Unconsolidated investments in which the Company does not have a controlling interest but does have significant influence are accounted for as equity method investments, with earnings recorded in other expense. These investments are included in long-term assets and the Company’s proportionate share of income or loss is included in other expense.

Reclassification of prior year accounts

Certain accounts for the three months ended September 30, 2022 were reclassified to conform to the current year presentation. More specifically, in the unaudited condensed consolidated statements of operations, cost of revenues of $18.4 million was bifurcated into cost of revenues services for $15.3 million and cost of revenues mining equipment for $3.1 million.

Reclassification of consolidated financial statements

Restatement of September 30, 2022 Unaudited Interim Consolidated Financial Statements

The Unaudited Condensed Three Months Ended September 30, 2022 Consolidated Statement of Cash Flows has been restated for an error in previously reported information. Restatement of financial information presented was necessary to correct for the classification of proceeds from the sales of cryptocurrency from cash flows from operations to cash flows from investing activities. See below for presentation of restated unaudited condensed three months ended September 30, 2022 Consolidated Statement of Cash Flows.

There were no other changes to the Unaudited Condensed Three Months Ended September 30, 2022 Consolidated Financial Statements so there will be no presentation of other financial statements.

Remainder of page blank

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statement of Cash Flows

	Three Months Ended September 30, 2022
		Restatement
	As Reported	Adjustment	As Restated
Cash flows from operating activities
Net loss	$(560)	$—	$(560)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,754	—	5,754
Amortization of right-of-use assets	119	—	119
Stock-based compensation	2,837	—	2,837
Revenue, net - cryptocurrency mining	(16,328)	—	(16,328)
Impairment of cryptocurrency	1,286	—	1,286
Realized gain on sale of cryptocurrencies	(1,549)	—	(1,549)
Proceeds from sale of cryptocurrency	15,722	(15,722)	—
Deferred tax liability	(80)	—	(80)
Amortization of debt discount	353	—	353
Changes in assets and liabilities:
Accounts receivable, net	546	—	546
Prepaid expenses and other current assets	6,261	—	6,261
Accounts payable	(2,810)	—	(2,810)
Accrued expenses	218	—	218
Other liabilities	8,895	—	8,895
Deferred revenue	(12,180)	—	(12,180)
Lease liability	(120)	—	(120)
Net cash provided by (used in) operating activities	8,364	(15,722)	(7,358)

Cash flows from investing activities
Proceeds from sale of cryptocurrency	—	15,722	15,722
Deposits on miners	(8,992)	—	(8,992)
Purchases of property and equipment	(977)	—	(977)
Proceeds from sale of property and equipment	178
Net cash (used in) provided by investing activities	(9,791)	15,722	5,753

Cash flows from financing activities
Proceeds from notes payable	4,240	—	4,240
Repayments of notes payable	(2,479)	—	(2,479)
Net cash provided by financing activities	1,761	—	1,761

Net increase in cash	334	—	334
Cash at beginning of period	21,067	—	21,067
Cash at end of period	$21,401	$—	$21,401

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,079	$—	$4,079
Cash paid for income taxes	$—	$—	$—

Reclassification of deposits on miners to property and equipment	$22,904	$—	$22,904
Debt proceeds not yet received included in other current assets	$6,120	$—	$6,120
Mining revenue in prepaids and other current assets	$148	$—	$148
Property and equipment in accrued expenses	$1,898	$—	$1,898
Property and equipment in accounts payable	$198	$—	$198

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Use of estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its most significant accounting estimates, including those related to impairment of cryptocurrency and property and equipment, income taxes and stock-based compensation.

In addition, management uses assumptions when utilizing the Black-Scholes and other option valuation models to calculate the fair value of granted stock-based awards. Management bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that it believes to be reasonable under the granted stock-based awards. Management bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Making estimates requires management to exercise significant judgment.

It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ significantly from those estimates.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s June 30, 2023, consolidated financial statements.

Cryptocurrency, net

Cryptocurrency (bitcoin) is included in current assets in the accompanying consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and the Company reasonably expects to liquidate its bitcoin to support operations or for treasury management within the next 12 months.

Cryptocurrency received by the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

Cryptocurrency held is accounted for as intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life is not amortized but assessed for impairment when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired and at a minimum annually. The Company measures for impairment on a daily basis, determining the fair value of its cryptocurrency by using the lowest intra-day price as determined by the Company’s principal market. The Company recognizes impairment whenever, and to the extent, the carrying amount exceeds the lowest intra-day price. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

The proceeds from sales of cryptocurrencies are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in operating income (expense) in the consolidated statements of operations. The Company’s policy is to account for gains or losses on sale of cryptocurrency in accordance with the first-in first-out method of accounting.

Investment in equity investees

The Company accounts for its investment in equity investees in accordance with ASC Topic 323, “Investments – Equity Method and Joint Ventures” (“ASC 323”). The Company accounts for its investment in TZRC under ASC 323 because the Company has the ability to exercise significant influence, but not control, over the investee. See Note 9 for additional information on the equity method investment entity. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent, or an ownership interest greater than three to five percent in certain partnerships,

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

unincorporated joint ventures and limited liability companies, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, an investment in the unconsolidated investee is generally initially measured and recorded at cost.

The Company recorded its investment in TZRC based upon the fair value of the consideration transferred which was determined to be its cost. The Company’s investment is subsequently adjusted to recognize its share of net income or losses as they occur. The Company also adjusts its investment upon receipt of a distribution from an equity investee, which is accounted for as a distribution-in-kind that is measured as of time of receipt. The Company’s share of the investees’ earnings or losses is recorded, net of taxes, within equity in earnings (losses) of unconsolidated joint venture on the Company’s consolidated statements of operations. Additionally, the Company’s interest in the net assets of its equity method investee is reflected on its consolidated balance sheets. If, upon the Company’s acquisition of the investment, there is any difference between the cost of the investment and the amount of the underlying equity in the net assets of the investee, the difference is required to be accounted for as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the Company is unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, success of the mining operations and the overall health of the investee’s industry), then the Company would record a write-down to the estimated fair value. No impairment of the Company’s investment in TZRC was recorded for the three months ended September 30, 2023.

Revenue Recognition

The Company recognizes revenue under ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration
●	Constraining estimates of variable consideration
●	The existence of a significant financing component in the contract

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

●	Noncash consideration
●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Cryptocurrency mining:

The majority of the Company’s revenue is derived from the service of performing hash computations (i.e., hashrate) for mining pools. The Company has entered into arrangements, as amended from time to time, with mining pool operators to perform hash computations for the mining pools. Providing hash computation services for mining pools is an output of the Company’s ordinary activities. The Company has the right to decide the point in time and duration for which it will provide hash computation services to the mining pools. As a result, the Company’s enforceable right to compensation only begins when, and continues as long as, the Company provides hash computation services to the mining pools. The contracts are terminable at any time by either party without substantive compensation to the other party for such termination. Upon termination, the mining pool operator (i.e., the customer) is required to pay the Company any amount due related to previously satisfied performance obligations. Therefore, the Company has determined that the duration of the contract is less than 24 hours and that the contract continuously renews throughout the day. The Company has determined that the mining pool operator’s (i.e., the customer) renewal right is not a material right as the terms, conditions, and compensation amounts are at then market rates. There is no significant financing component in these transactions.

In exchange for providing hash computation services, which represents the Company’s only performance obligation, the Company is entitled to noncash consideration in the form of cryptocurrency, calculated under payout models determined by the mining pool operators. The payout model used by the mining pools in which the Company participated is the Full Pay Per Share (“FPPS”) model, which contains three components, (1) a fractional share of the fixed cryptocurrency award from the mining pool operator (referred to as a “block reward”), (2) transaction fees generated from (paid by) blockchain users to execute transactions and distributed (paid out) to individual miners by the mining pool operator, and (3) mining pool operating fees retained by the mining pool operator for operating the mining pool. The Company’s total compensation is calculated using the following formula: the sum of the Company’s share of (a) block rewards and (b) transaction fees, less (c) mining pool operating fees.

(1)	Block rewards represent the Company’s share of the total amount of block subsidies that are expected to be generated on the bitcoin network as a whole during the 24-hour period beginning at midnight UTC daily (i.e., the “measurement period”). The block reward earned by the Company is calculated by dividing (a) the total amount of hashrate the Company provides to the mining pool operator, by (b) the total bitcoin network’s implied hashrate (as determined by the bitcoin network difficulty), multiplied by (c) the total amount of block subsidies that are expected to be generated on the bitcoin network as a whole during the measurement period. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool in the measurement period.
(2)	Transaction fees refer to the total fees paid by users of the network to execute transactions. The Company is entitled to a pro-rata share of the total amount of transaction fees that are actually generated on the bitcoin network as a whole during the measurement period. The transaction fees paid out by the mining pool operator to the Company is calculated by dividing (a) the total amount of transaction fees that are actually generated on the bitcoin network as a whole, by (b) the total amount of block subsidies that are actually generated on the bitcoin network as a whole, multiplied by (c) the Company’s block rewards earned as calculated in (1) above. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool in the measurement period.
(3)	Mining pool operating fees are charged by the mining pool operator for operating the mining pool as set forth on a rate schedule to the mining pool contract. The mining pool operating fees reduce the total amount of compensation the Company receives and are only incurred to the extent that the Company has generated mining revenue during the measurement period.

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For each contract, the Company measures noncash consideration at the bitcoin spot price at the beginning of the day on the date of contract inception, as determined by the Company’s principal market, which is Coinbase Prime. The Company recognizes this noncash consideration on the same day that control of the contracted service transfers to the mining pool operator, which is the same day as the contract inception.

Hosting services:

The Company began providing hosting services in the third quarter of fiscal year 2022. The Company’s current hosting contracts are service contracts with a single performance obligation. The service the Company provides includes the provision of mining equipment, energized space, and typically also include monitoring, active troubleshooting and various maintenance levels for the mining equipment.

Hosting revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The Company recognizes hosting revenue to the extent that a significant reversal of such revenue will not occur. All consideration to which the Company is entitled under its hosting services agreements is in the form of cash. Customer contracts can include advance payment terms in the form of monthly prepayments and/or upfront payments at contract inception. Advance payments are recorded as deferred revenue and recognized over time (generally, the month of hosting service to which they relate) as the customer simultaneously receives and consumes the benefits of the Company’s performance.

The Company’s hosting contracts contain service level agreement clauses, which guarantee a certain percentage of time the power will be available to its customer. In the rare case that the Company may incur penalties under these clauses, the Company recognizes the payment as variable consideration and a reduction of the transaction price and, therefore, of revenue, when not in exchange for a good or service from the customer.

Mining equipment sales

The Company entered into its first mining equipment sales contract in the first quarter of fiscal year 2023. Mining equipment sales contracts are for a fixed price and do not include a significant financing component. All consideration to which the Company is entitled is in the form of cash. The Company recognizes mining equipment revenue at a point in time based on management’s evaluation of when the control of the products has been passed to customers. The transfer of control to the customer occurs when products have been picked up by or shipped to the customer based on the terms of the contract. Each product is considered distinct from all other promised products in the contract because the Company does not provide a service of significant integration between each product promised, each product promised does not modify or customize any other product promised under the contract, and the promised products are not highly interrelated or interdependent. Some contracts may also include upfront deposits or require the customer to pay the full sale price up front. Any advance payments are recorded as deferred revenue and recognized as revenue upon transfer of control of the products to the customer.

Management fees and cost reimbursements

The Company began providing management services under PMAs in the second quarter of fiscal year 2023. Under PMAs, the Company provides project management services for the customer’s data centers. PMAs contain a single performance obligation comprised of a series of distinct monthly service periods. The contracts have an initial term of five or ten years and certain contracts include renewal options. In exchange for the provision of the services, the Company is entitled to variable consideration primarily in the form of a fixed monthly management fee based on capacity of the customer’s data centers, plus the reimbursement of certain operating costs, which vary each month. The Company acts as the principal when incurring costs which are reimbursed by our customers. For some PMAs, the Company may also be entitled to a share of additional hosting services business the Company helps generate for the customer. The variable fees are attributable to the monthly service periods in the contract. All consideration to which the Company is entitled is in the form of cash. The Company recognizes revenue to the extent that a significant reversal of such revenue will not occur. Revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance.

Net loss per share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered the convertible preferred stock to be a

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

participating security as the holders are entitled to receive aggregated accrued and not paid dividends if/when declared by the Board of Directors at a dividend rate payable in preference and priority to the holders of common stock. Additionally, the Company’s restricted stock grants are considered participating securities as the holders are entitled to receive dividends if/when declared by the Board of Directors commensurate with other common stockholders.

Under the two-class method, basic net loss per share attributable to common stockholders was calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders was not allocated to the convertible preferred stock or unvested restricted stock grants as the holders of these securities do not have a contractual obligation to share in losses, which is consistent with the if converted method of calculation. Diluted net loss per share attributable to common stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, stock options and restricted stock grants were considered common shares equivalents but had been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was anti-dilutive. In periods in which the Company reports a net loss attributable to all classes of common stockholders, diluted net loss per share attributable to all classes of common stockholders is the same as basic net loss per share attributable to all classes of common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2023 and September 30, 2022 because their inclusion would be anti-dilutive are as follows:

	September 30, 2023	September 30, 2022
Series A preferred stock	7,824,000	7,824,000
Series B preferred stock	10,000,000	10,000,000
Series B-1 preferred stock	793,250	793,250
Unvested restricted stock awards	—	429,844
Stock options	6,744,948	3,246,750
Total	25,362,198	22,293,844

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”), which may be an individual or decision-making group. The CODM reviews financial information for the purpose of making operating decisions, allocating resources and in evaluating financial performance of the business of the reportable operating segments, based on discrete financial information. The Company’s chief executive officer is currently designated as the CODM. Although the Company has three lines of business, two of those lines of businesses were recently launched by the Company. These new lines of business are in the same industry as the Company currently operates and do not require special consideration. As of September 30, 2023, the CODM does not receive or evaluate the business lines separately and therefore the Company currently operates as one segment.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4. Concentrations

The Company has only mined Bitcoin as of September 30, 2023 and 2022, respectively. Therefore, 100% of the Company’s mining revenue is related to one cryptocurrency. The Company has three mining pool operators as of September 30, 2023 and 2022, respectively.

Note 5. Cryptocurrency, net

The following table presents the cryptocurrency activity for the three month periods ended September 30, 2023 and June 30, 2023:

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2023	June 30, 2023
Beginning balance	$851	$1,004
Revenue recognized from cryptocurrency mined, net	15,565	15,858
Hosting revenue received in cryptocurrency	433	—
Mining revenue earned in prior period received in current period	212	125
Carrying value of cryptocurrency sold	(14,921)	(15,056)
Impairment of cryptocurrency	(718)	(868)
Mining revenue receivable	(169)	(212)
Ending balance	$1,253	$851

For the three months ended September 30, 2023, the Company received approximately $15.5 million in proceeds from sales of bitcoin and recorded an approximately $0.5 million realized gain related to these sales. For the three months ended June 30, 2023, the Company received approximately $16.1 million in proceeds from sales of bitcoin and recorded an approximately $1.0 million realized gain related to these sales.

Note 6. Property and Equipment, net

Property and equipment consists of the following as of September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
Miners and mining equipment	$74,267	$74,246
Machinery and facility equipment	362	34
Vehicles	213	146
Leasehold improvements	59	59
Construction in progress	10,290	10,929
Total cost of property and equipment	85,191	85,414
Less accumulated depreciation and amortization	(18,990)	(14,695)
Property and equipment, net	$66,201	$70,719

Depreciation and amortization expense of property and equipment for the three-month periods ending September 30, 2023 and 2022 was approximately $4.3 million and $5.8 million, respectively. Depreciation is computed on the straight-line basis over their estimated useful life for the periods the assets are in service. Amortization of leasehold improvements is calculated on the straight-line basis over the remaining life of the respective lease term.

Note 7. Deposits on Miners

Deposits on miners represent the amount the Company has paid to its suppliers for the purchase of miners which have not yet been received. The following table presents the deposits on miners activity for the three month periods ended September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
Balance, beginning of period	$—	$8,194
Deposits made to suppliers for miners, net of refunds	—	—
Miners received from suppliers	—	(8,194)
Balance, end of period	$—	$—

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Deferred Revenue

Deferred revenue represents customer cash advances associated with the Company’s hosting services, which have not yet been earned by the Company. The following table presents the deferred revenue activity for the three month periods ended of September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
Beginning balance	$1,031	$441
Advances received from customers	2,203	2,966
Hosting revenue earned	(1,882)	(2,376)
Ending balance	$1,352	$1,031

Note 9. Investments in unconsolidated joint venture

On November 25, 2022, the Company entered into an Asset Purchase Agreement (“Agreement”) with Compute North Member, LLC to purchase their 50 percent membership interest in TZRC, an early stage operator of vertically integrated cryptocurrency mining and power facilities. The transaction closed on December 6, 2022. As of June 30, 2023, the Company determined that fair value of the net assets acquired differed from the carrying value of the estimated fair value of the underlying net assets acquired in an amount of approximately $22.4 million. This difference is attributable to depreciable and amortizable assets and liabilities and in accordance with ASC 323, will be accreted within the equity in earnings of unconsolidated joint venture in the Company’s consolidated statements of operations. For the three months ended September 30, 2023, the amount of the accretion was approximately $1.7 million.

The consideration paid consisted of cash of $10.0 million and the TZRC Secured Promissory Note with a fair value estimate as of transaction date of approximately $95.1 million. The Company also assumed a PMA (intangible asset) with a fair value estimate as of the transaction date of approximately $5.9 million. The $10.0 million in cash was sourced from funds the Company had previously received under the terms of a subscription agreement from a third party. The subscription agreement was subsequently superseded by and the funds released under a promissory note from the same third party.

TZRC is an operating joint venture where both members jointly control the essential areas of the entity’s business. The purpose of TZRC is to develop, construct, install, own, finance, rent and operate one or more modular data centers located on or near renewable power sources for purposes of cryptocurrency mining. The entity both self-mines and provides hosting services, both of which began in August 2022. Pursuant to the Agreement, the Company assumed the role of property manager under a PMA, to provide day-to-day management and oversight services of TZRC’s data center facilities. The service contract has a term of 10 years and automatically renews for successive one year terms unless either party provides written notice of non-renewal. As property manager, the Company is entitled to approximately $1.5 million per year, subject to downward adjustment based on capacity utilization of TZRC’s data centers. In addition, the PMA allows pass through costs on behalf of the Company, such as payroll and other incidental costs. Pass through costs for the three months ended September 30, 2023 were approximately $0.4 million.

The Company accounts for its 50% interest in TZRC using the equity method of accounting. For the three months ended September 30, 2023, the Company recorded its ownership percentage of income of TZRC in Other income (expense) for $2.1 million in the Company’s consolidated statements of operations. The carrying value of the Company’s investment in TZRC was approximately $84.3 million at September 30, 2023 and is included in the Company’s consolidated balance sheets.

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

A summarized consolidated income statement and balance sheet for TZRC as of September 30, 2023 follows:

Condensed Consolidated Income Statement

Three Months Ended
September 30, 2023
Revenues, net	$32,279
Gross profit	$17,305
Net income	$665
Net income attributable to investee	$303

Condensed Consolidated Balance Sheet

As of September 30,
2023
Cash	$29,300
Current assets	$41,022
Noncurrent assets	$202,764
Current liabilities	$26,371
Noncurrent liabilities	$15,651
Members’ equity	$201,764

Note 10. Notes Payable

The following is a summary of the Company’s secured promissory notes as of September 30, 2023 and June 30, 2023:

Notes Payable – September 30, 2023:

				Current
Issuance Date	Maturity Date	Interest Rate	Principal *	Portion
Anchorage Loan
February 3, 2023	February 2, 2028	14.00%	$46,555	$985

TZRC Secured Promissory Note
December 6, 2022	April 8, 2027	15.25%	84,292	—

Third Party Note
December 6, 2022	December 5, 2027	18.0%	10,985	—
		Totals	$141,832	$985
*	= Net of debt issuance costs which totaled approximately $3.7 million.

Notes Payable – June 30, 2023:

				Current
Issuance Date	Maturity Date	Interest Rate	Principal *	Portion
Anchorage Loan
February 3, 2023	February 2, 2028	14.00%	$48,587	$1,299

TZRC Secured Promissory Note
December 6, 2022	April 8, 2027	15.25%	92,102	—

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Third Party Note
December 6, 2022	December 5, 2027	18.0%	10,501	—
		Totals	$151,190	$1,299
*	= Net of debt issuance costs which totaled approximately $5.5 million.

Note 11. Leases

As of September 30, 2023, the Company had operating lease liabilities of approximately $1.2 million and right-of-use assets of approximately $0.5 million. As of June 30, 2023, the Company had operating lease liabilities of approximately $1.3 million and right-of-use assets of approximately $0.5 million, which are included in the unaudited condensed consolidated balance sheets.

The following summarizes quantitative information about the Company’s operating leases:

	Three Months Ended
	September 30,
	2023	2022
Operating leases
Operating lease cost	$66	$144
Variable lease cost	18	32
Operating lease expense	84	176
Short-term lease expense	100	79
Total lease expense	$184	$255

Quantitative information related to leases is summarized below:

	Three Months Ended
	September 30,
	2023	2022
Operating cash flows - operating leases	$119	$162
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—
Weighted-average remaining lease term – operating leases	2.8	4.0
Weighted-average discount rate* – operating leases	7.0%	7.0%

*Our leases do not provide an implicit rate, therefore we use our incremental borrowing rate at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis for similar assets over the term of the lease.

Maturities of the Company’s operating lease liabilities as of September 30, 2023, are as follows:

Operating
Leases
Year ended June 30, 2024 (9 months remaining)	$357
Year ended June 30, 2025	484
Year ended June 30, 2026	491
Year ended June 30, 2027	41
Total	1,373
Less present value discount	(131)
Operating lease liabilities	$1,242

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Stockholders’ Equity

Authorized Shares

In September 2022, the Company’s Board of Directors authorized a 250-for-1 stock split and also increased the number of shares of authorized common stock to 125,000,000, increased the number of authorized shares of Series A preferred stock to 7,855,500, increased the number of authorized shares of Series B preferred stock to 10,000,000, and increased the number of authorized shares of Series B-1 preferred stock to 3,750,000. In September 2022, the Company’s Board of Directors also authorized 16,557,000 shares of Series C Preferred Stock and increased the numbers of shares authorized for issuance in the 2021 Equity Incentive Plan to 17,387,697.

As a result of the stock split, all share amounts in these consolidated financial statements have been retrospectively adjusted.

Common stock

The Company’s articles of incorporation, as amended, authorized 125,000,000 shares of common stock, par value $0.00001 per share.

Preferred stock

The Company’s articles of incorporation, as amended, authorized 7,855,500 shares of Series A preferred stock, 10,000,000 shares of Series B preferred stock and 3,750,000 shares of Series B-1 preferred stock. Each holder of Series A, Series B and Series B-1 preferred stock may convert any or all of their preferred shares into one share of the Company’s common stock. Additionally, all outstanding shares of Series A, Series B and Series B-1 preferred stock shall automatically be converted into shares of common stock upon either (a) the closing of a transaction which results in the Company being a publicly traded vehicle (whether directly or as a subsidiary) based on a valuation for the Company on its own of $200.0 million or more, or (b) the date, or upon the occurrence of an event, specified by vote or written consent of the requisite holders, as defined in the Company’s articles of incorporation. The Company will reserve a sufficient number of shares to provide for conversion of all preferred stock outstanding. Each holder of preferred stock is entitled to vote on all matters submitted to the shareholders of the Company. Upon liquidation, dissolution or winding up of the business of the Corporation, each holder of preferred stock is entitled to receive for each share, a pro rata distribution with the Company’s common stock, with the most senior preferred stock paid out at 100% first.

Stock-based compensation

On March 16, 2021, the Company established the 2021 Equity Incentive Plan (the “Plan”). The Plan allows the Company to award options, stock appreciation rights, restricted awards and performance awards to employees, consultants and directors of the Company and its affiliates. Canceled and forfeited awards are returned to the Plan for future awards. As of September 30, 2023, 17,387,697 shares were authorized for issuance under the Plan and there were 1,821,109 shares remaining available for future grants.

The Company’s stock-based compensation expense recognized during the three-months ended September 30, 2023 and 2022, was entirely attributable to general and administrative expenses, which are included in the accompanying unaudited condensed consolidated statement of operations. Stock-based compensation expense for the period consisted of the following:

	Three Months Ended
	September 30,
	2023	2022
Restricted stock awards	$—	$2,329
Stock options	303	508
Total stock-based compensation	$303	$2,837

Time-based restricted stock awards

On January 5, 2023 and August 9, 2022, the Company awarded 1,048,912 and 7,250, respectively, time-based restricted stock awards, with an estimated fair value of $0.026 and $0.01, respectively, per share. The Company estimated the fair value of $0.26 as of December 31, 2022 and $0.01 as of June 30, 2022, respectively, utilizing a market approach and the Guideline Public Company Method

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

to derive an estimated equity value from publicly traded companies that are deemed to be comparable to the Company. Once the equity value was determined, the Company used the option pricing method to allocate fair value to the Company’s individual securities. There was no additional activity related to time-based restricted stock awards during the three-months ended September 30, 2023.

The assumptions used in the option pricing method and the backsolve method as of December 31, 2022 and June 30, 2022 were as follows:

	December 31, 2022		June 30, 2022
Expected price volatility	120%		120%
Risk-free interest rate	4.41%		2.86%
Expected term	2.0	years	1.5	years

In February 2023, the Company cancelled 1,048,912 restricted stock awards which it awarded on January 5, 2023 and also cancelled an additional 393,001 outstanding restricted stock awards from previously issued restricted stock awards, thus the Company recorded the remaining unrecognized compensation expense for these awards of $0.6 million on the cancellation date. The time-based restricted stock awards held by the Company’s chief executive officer and chief operating officer contain certain acceleration clauses if triggering events occur. On August 15, 2022, due to a loss of control over the Board of Directors, the vesting was accelerated for these awards, and the remainder of the unrecognized compensation expense associated with these awards was recognized during the fiscal year ended June 30, 2023.

There was no unrecognized compensation cost related to time-based restricted stock awards for the three-months ended September 30, 2023.

Performance-based restricted stock awards

As of June 30, 2022, the Company had a total of 2,441,000 unvested performance-based restricted stock awards that had been issued to the Company’s chief executive officer and chief operating officer on March 17, 2021 that were supposed to vest upon the achievement of specific market conditions. The restricted stock awards contain certain acceleration clauses if triggering events occur. Half of these awards were supposed to vest if the Company achieved a total Company valuation equal to or greater than $1 billion and the other half of these awards were supposed to vest if the Company achieved a total Company valuation equal to or greater than $2 billion.

Additionally, as of June 30, 2022, the Company also had a total of 1,375,000 unvested performance-based restricted stock awards that had been issued to its chief executive officer and chief operating officer on October 10, 2021 that were supposed to vest if the Company achieved 20,000 miners or more plugged in and secured purchase orders totaling 6 exahash of computing power before December 31, 2022. The restricted stock awards contain certain acceleration clauses if triggering events occur.

On August 15, 2022, due to a loss of control over the Board of Directors, the vesting for all of the unvested performance-based restricted stock awards held by the Company’s chief executive officer and chief operating officer was accelerated and the remainder of the unrecognized compensation expense of approximately $0.8 million was recognized during the three months ended September 30, 2022. There was no additional activity related to performance-based restricted stock awards during the three-months ended September 30, 2023.

Stock options

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The majority of the Company’s options awarded vest based upon service provided to the Company over time; however, the Company has a total of 187,000 options outstanding that are subject to performance-based vesting conditions. For these options, 146,250 will vest upon the completion of an initial public offering or merger event (the “IPO options”) and 40,750 will vest upon achievement of other internal non-financial metrics. The Company is recognizing stock compensation cost for the non-financial operating metrics over the period that management expects it will take to achieve this condition. Stock compensation costs for equity awards that are conditional upon a liquidity event, such as an initial public offering or merger event should not be recognized prior to the achievement of the liquidity event. As such, the Company will not recognize any stock compensation cost for the IPO options until occurrence of an initial public offering or merger event.

The following assumptions were used in determining the fair value of stock options granted during the three-months ended September 30, 2022:

Dividend yield	—%
Expected price volatility	100%
Risk free interest rate	2.86% - 3.27%
Expected term (in years)	5.0 - 8.0

The Company did not grant any stock options during the three-months ended September 30, 2023.

In January 2023, the Company repriced all of the outstanding stock options to an exercise price of $0.26 per share. The incremental expense of vested stock options of $36,000 was recognized upon the modification date and the incremental expense of unvested stock options of $0.1 million will be recognized over the remaining vesting period of the awards.

A summary of our stock option activity is below:

				Weighted
		Weighted		Average
		Average		Remaining
		Exercise	Total	Contractual
	Number	Price (per	Intrinsic	Life (in
	of Shares	share)	Value	years)
Outstanding as of June 30, 2023	6,752,964	$0.26	$—	9.0
Exercised	(7,391)	$0.26	—	—
Forfeited or canceled	(625)	$0.26	—	—
Outstanding as of September 30, 2023	6,744,948	$0.26	$—	8.5
Vested and exercisable as of September 30, 2023	1,101,892	$0.26	$—	8.1

Excluding $0.1 million of unrecognized compensation expense for the IPO options, the Company had approximately $1.2 million of total unrecognized compensation expense related to options granted under the Plan as of September 30, 2023, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.1 years.

Note 13. Income Taxes

For the three months ended September 30, 2023 and 2022 we recognized income tax expense of $0.1 million and $0.3 million, respectively. The Company’s effective income tax rate was (1.4%) for the three months ended September 30, 2023. The difference between the effective tax rate and the expected statutory rate was primarily a result of stock compensation and changes in the valuation allowance.

Note 14. Related Party Transactions

Related parties are defined as entities related to the Company’s directors or main shareholders as well as equity method investment entities. The Company provides services to TZRC, an equity method investment entity (refer to Note 9 for additional information on the equity method investment entity), in exchange for fees under a PMA.

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Commitments and Contingencies

Contingencies

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying unaudited condensed consolidated balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying unaudited condensed consolidated statement of operations. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that, any material loss, if any, will result from any claims, lawsuits and proceedings to which the Company is subject to either individually, or in the aggregate.

Lancium, LLC Lawsuit

On May 11, 2023, Lancium, LLC (“Lancium”) filed a lawsuit claiming the Company infringed upon a number of its patents and is seeking unspecified compensatory damages, treble damages and attorney’s fees and costs. The Company believes the lawsuit is without merit and has strong defenses to Lancium’s claims and plans to defend itself vigorously.

City of Niagara Falls, New York Lawsuit

On November 18, 2022, the City of Niagara Falls, New York (“the City”), filed a lawsuit claiming the Company violated one of its newly enacted laws. The City also applied for a preliminary injunction to shut down the Company’s operation and also applied for and received a temporary restraining order which ordered the shutdown of the Company’s Niagara Falls operation, pending a hearing on its application. On January 25, 2023 the Company was additionally assessed a fine by the City. In March 2023, a tentative settlement was reached with the City. On April 5, 2023, the City voted to ratify the tentative settlement and the lawsuit was rescinded. All costs associated with the settlement have been included in the Company’s records as of September 30, 2023.

Note 16. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date up to December 18, 2023, the date that the unaudited condensed consolidated financial statements were available to be issued. Except as noted below, the Company has concluded no other subsequent events have occurred that require disclosure.

Purchase Commitment

In October 2023, the Company’s Board of Directors determined to expand the Company’s business by entering the AI infrastructure market through its initial purchase order of AI equipment for an aggregate purchase price of approximately $40.0 million. The purchase order is subject to customary terms and conditions, including a limited cancellation option by the Company prior to the commencement of the AI equipment production. USBTC is currently evaluating alternatives to finance the purchase price of the AI equipment.

Hut 8 Transaction

U.S. Data Mining Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On November 30, 2023, the Transaction with Hut 8 was completed.

Site Development Agreement

On December 18, 2023 the Company signed an interim agreement to build out and install mining operations in connection with the Celsius bankruptcy proceedings at a site in Cedarvale, Texas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to USBTC’s business prior to the consummation of the Business Combination, which was consummated after the end of the quarterly period ended September 30, 2023, and should be read in conjunction with (a) the unaudited condensed consolidated financial statements and related notes contained elsewhere in Part I, Item 1, “Financial Statements” of this Quarterly Report, (b) Part II, Item 1A “Risk Factors” of this Quarterly Report and (c) the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of USBTC” and USBTC audited consolidated financial statements and related notes included New Hut’s prospectus dated November 9, 2023 filed with the Securities and Exchange Commission (the “Prospectus”). As discussed in the section above titled “Cautionary Statement Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. New Hut’s actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and the Prospectus.

USBTC operated on a June 30, 2023 fiscal year basis. Capitalized terms used in this section and not defined herein have the respective meanings given to such terms elsewhere in this Quarterly Report. Numbers and percentages presented throughout this discussion and analysis may not always add up to equivalent totals and/or to 100% due to rounding. References to digital asset mining and crypto asset mining are interchangeable and are meant to have the same meaning.

Overview of USBTC

USBTC is an industrial-scale operator of Bitcoin mining sites. The company’s strategy is to design, build, and operate sites where there is access to low-cost and sustainable sources of electricity. The company operates four sites across the United States with access to approximately 730 MW of electricity and fully built out rack space.

USBTC has several revenue streams: self-mining, hosting, managed infrastructure operations, and equipment sales. Self-mining refers to all USBTC-owned machines that contribute computing power to mining pools in exchange for Bitcoin. Hosting refers to USBTC operating third party-owned machines at its sites in exchange for a hosting fee. Managed infrastructure operations refers to USBTC operating third-party-owned Bitcoin mining sites in exchange for a property management fee. Equipment sales refers to USBTC selling mining or infrastructure equipment to third-parties.

USBTC owns and operates Alpha Site on leased property in Niagara Falls, New York with access to approximately 50 MW of electricity. USBTC also owns a 50% interest in a joint venture with NextEra Energy, Inc. (the “King Mountain JV”). The King Mountain JV owns the Echo Site, a Bitcoin mining site in Upton County, Texas with access to approximately 280 MW of electricity. The Echo Site is co-located behind-the-meter at a wind farm.

USBTC is the site operator for three Bitcoin mining sites through its US Managed Infrastructure Operations (“USMIO”) subsidiaries. USMIO leads all aspects of site operations, including accounting, curtailment, and customer relations if the site owner is also a hosting provider. The Charlie Site is located in Kearney, Nebraska and has access to approximately 100 MW of electricity. The Delta Site is located in Granbury, Texas and currently has access to approximately 300 MW of electricity. The third site is the Echo Site owned by the King Mountain JV, which has access to approximately 280 MW of electricity. USBTC views its managed infrastructure operations business as a strategic partnership with its clients; the company structures its property management agreements to incentivize the long-term growth and sustainability of its clients’ sites.

The Business Combination

USBTC entered into the Business Combination Agreement on February 6, 2023. Pursuant to the terms of the Business Combination Agreement, effective November 30, 2023, USBTC became a wholly-owned subsidiary of New Hut.

The Business Combination was accounted for under the acquisition method and USBTC was treated as the acquiror for financial statement reporting purposes. As a result, the financials included elsewhere in this Quarterly Report as well as the discussion in this section relate to USBTC’s financials for the three months ended September 30, 2023 prior to the consummation of the Business Combination.

Business Updates

Self-Mining

As of September 30, 2023, USBTC operates approximately 30,200 machines for its self-mining business (approximately 3.1 EH/s). For the three months ended September 30, 2023, USBTC mined approximately 553 Bitcoin compared to 766 for the three months ended September 30, 2022. Cryptocurrency mining net revenue was approximately $15.6 million for the three months ended September 30, 2023 compared to $16.3 million for the three months ended September 30, 2022.

Hosting services

As of September 30, 2023, USBTC hosted 8,500 machines for customers. Hosting services revenue was $0.4 million for the three months ended September 30, 2023 compared to $13.6 million for the three months ended September 30, 2022.

One of USBTC’s hosting clients defaulted on its contract during the three months ended September 30, 2022, which resulted in a termination of the contract without an obligation to refund, and USBTC recognized the remaining deferred revenue of $13.1 million with respect to such client.

Equipment sales

Equipment sales revenue was nil for the three months ended September 30, 2023 compared to $3.6 million for the three months ended September 30, 2022.

King Mountain JV

On December 6, 2022, one of USBTC’s subsidiaries acquired a 50% membership interest in the King Mountain JV and assumed the King Mountain JV’s senior Note (the “King Mountain JV Senior Note”). USBTC acquired the 50% membership interest through a competitive auction process in connection with the Chapter 11 bankruptcy filing of Compute North. The King Mountain JV has self-mining and hosting operations at the King Mountain location. USBTC has concluded that the King Mountain JV will be accounted for with the equity method of accounting. USBTC’s 50% portion of monthly distributions from the King Mountain JV will be swept to pay down the King Mountain JV Senior Note. For additional information on the King Mountain JV Senior Note, see below.

Self-mining revenue, hosting services revenue and cost reimbursement revenues for the King Mountain JV was $6.7 million, $13.3 million and $12.3 million, respectively, for the three months ended September 30, 2023, which represented 100% of the King Mountain JV’s revenue during the period.

King Mountain JV Senior Note

One of USBTC’s subsidiaries assumed the King Mountain JV Senior Note with a provisional fair value estimate of approximately $95.1 million as part of the consideration paid to acquire an equity membership interest in the King Mountain JV on December 6, 2022. The estimated fair value represents a discount of approximately $1.7 million from the carryover basis of the King Mountain JV Senior Note. The discount is being amortized over the term of the King Mountain JV Senior Note into interest expense. The assumed balance includes assumed accrued but unpaid interest of approximately $8.7 million.

The stated interest on the King Mountain JV Senior Note accrues at a rate per annum equal to the lesser of (a) a varying rate per annum equal to the sum of (i) the prime rate as published in The Wall Street Journal, plus (ii) 12.0% per annum, (b) 15.25% per annum and (c) the maximum rate of non-usurious interest permitted by Law. USBTC has the option to defer the interest until maturity of the King Mountain JV Senior Note under a paid-in-kind (“PIK”) payments option. USBTC has elected to apply the PIK payment option. Accordingly, the interest increases the principal amount of the King Mountain JV Senior Note. PIK interest is payable upon maturity in April 2027, unless or until any portion or all of the King Mountain JV Senior is prepaid under the prepayment option discussed below. USBTC is also subject to post-default interest of an additional 2% upon occurrence of an event of default. The higher interest rate applies from the date of non-payment until such amount is paid in full. As of September 30, 2023, the interest rate on the King Mountain JV Senior Note was 15.25%.

USBTC has the option to prepay the King Mountain JV Senior Note in whole or in part without premium or penalty. Any prepayment would be accompanied by all accrued and unpaid interest on the principal amount prepaid. The King Mountain JV Senior Note is secured by a first priority security interest in the USBTC subsidiary’s membership interest in the King Mountain JV.

As of September 30, 2023, approximately $84.3 million in principal and PIK interest, net of a $1.4 million discount, was outstanding under the King Mountain JV Senior Note, with payment of principal and PIK interest due upon the first to occur of (a) the date that is five years from origination on April 8, 2022, (b) the date of any event of dissolution of the King Mountain JV and (c) the date of the closing of certain events specified in the King Mountain JV’s governing documents.

Managed Infrastructure Operations

Two USBTC subsidiaries entered into property management agreements (“PMAs”) in November 2022 with an institutional investor focused on renewable energy assets. USBTC entered into these agreements following a formal request for proposal (RFP)-driven process in connection with the Chapter 11 bankruptcy filing of Compute North, through which the institutional investor became the owner of two digital asset mining sites.

Each of these PMAs has five-year terms whereby each subsidiary charges a monthly fixed fee and has the ability to pass-through certain additional costs for the operations, management, support, and administrative functions of operating a Bitcoin mining site for a third-party customer. The sites that USMIO manages under these PMAs are the Charlie Site and Delta Site.

On December 6, 2022, one of the USMIO subsidiaries assumed a PMA for a Bitcoin mining site owned by the King Mountain JV, which is the Echo Site. This PMA has a ten-year term, including a charge of a monthly fixed fee in addition to certain pass-through costs for the operations, management, support, and administrative functions of operating a Bitcoin mining site for the King Mountain JV.

USMIO subsidiaries currently charge a market rate of approximately $3,000 per MW per month based on nameplate capacity for its property management services and currently intends to continue this pricing in any future PMA. In addition to the monthly fixed fee, further cash flows may be driven from incentives bonuses, energy management services and reimbursement of passthrough costs. However, certain existing agreements, specifically the King Mountain JV, are based on historical contracts and pricing that was adopted as a part of the King Mountain JV acquisition.

Management fees revenue and cost reimbursements revenue were $3.4 million and $2.3 million, respectively, for the three months ended September 30, 2023 compared to nil and nil for the three months ended September 30, 2022.

Recent Developments and Significant Transactions

Debt

Term Loan

In December 2022, USBTC entered into a $10.0 million term-loan with a third party. The maturity date is December 5, 2027 and the interest rate was 6% per annum. Interest is payable in kind as an addition to, and capitalization on, the outstanding principal. The term-loan is secured by certain assets of USBTC and does not have financial covenants.

In May 2023, USBTC renegotiated its $10.0 million term-loan with the third party. The interest rate was increased to 18% and a mandatory prepayment was added following consummation of the Business Combination.

Restructuring and Financing

NYDIG

On July 27, 2021, USBTC entered into a Master Equipment Financing Agreement (“MEFA”) with Arctos Credit, LLC (“Arctos”). Pursuant to the MEFA, Arctos advanced the approximately $9.1 million to finance USBTC’s purchase of certain equipment, in exchange for repayment of the principal and interest by July 25, 2023. Additionally, USBTC granted Arctos a security interest in certain of its assets, as further described in the MEFA, pursuant to a security agreement dated as of July 27, 2021 (the “Security Agreement”).

On December 27, 2021, USBTC executed an amendment to the MEFA (the “MEFA Amendment” and together with the MEFA, the “Credit Agreement”) with NYDIG Trust Company LLC pursuant to which (i) NYDIG replaced Arctos as the “Lender” under the MEFA, being granted full rights of such party under the Credit Agreement, (ii) NYDIG replaced Arctos as “Secured Party” under the Security Agreement, being granted the full rights of such party under the Security Agreement, (iii) NYDIG made additional advances to USBTC and (iv) USBTC granted NYDIG additional security interests in certain of its assets, as further described in the MEFA Amendment.

In connection with a restructuring of its debt obligations with NYDIG, USBTC (and certain of its subsidiaries) entered into an asset purchase agreement dated as of February 3, 2023 with NYDIG (and certain of its subsidiaries or other affiliates) (“APA”) pursuant to which USBTC transferred the USBTC Assets to NYDIG in full satisfaction of the MEFA Debt owed under the Credit Agreement and release of the security interests granted pursuant to the Security Agreement. Additionally, USBTC and NYDIG entered into certain other agreements to effectuate the purposes of, and the transactions contemplated by, the APA including (i) a Real Estate Purchase and Sale Agreement dated as of February 3, 2023 pursuant to which USBTC transferred certain real property to NYDIG and (ii) an Assignment and Assumption Agreement dated as of February 3, 2023 pursuant to which NYDIG transferred its rights as “Lender” under the Credit Agreement to USBTC in exchange for the USBTC Assets transferred to NYDIG under the APA.

As of February 3, 2023, USBTC owes no amount under the MEFA to NYDIG and NYDIG holds no remaining security interests in the assets of USBTC such that NYDIG is no longer considered a debt finance partner or secured party of USBTC.

Anchorage

On March 31, 2022 and April 26, 2022, respectively, USBTC entered into certain loan agreements with Anchorage Lending CA, LLC(“Anchorage”) (“Original Loan Agreements”). Pursuant to the Original Loan Agreements, Anchorage advanced $50.0 million to USBTC to finance USBTC’s acquisition of certain business equipment. Pursuant to the Original Loan Agreements, USBTC agreed to repay the principal plus interest. Additionally, USBTC granted Anchorage a security interest in certain of its assets, including certain USBTC miners, as further described in the Original Loan Agreements.

In connection with a restructuring of its debt obligations with Anchorage, USBTC (and certain of its subsidiaries) entered into a loan, guaranty and security agreement dated as of February 3, 2023 (the “Refinanced Loan Agreement”) with Anchorage pursuant to which (i) USBTC transferred certain of its assets to US Data Guardian LLC (“USDG”), (ii) USDG became the “Borrower” under the Original Loan Agreement, (iii) Anchorage obtained a security interest in certain assets, including 23,500 USBTC miners and the Alpha Site and all its property and assets, of USBTC, USDG, and U.S. Data Technologies Group Ltd. (“USDTG”) and (iv) the parties agreed to repay the outstanding loan amount to Anchorage. Additionally, USBTC, USDG, and USDTG, as applicable, entered into certain other agreements with Anchorage to effectuate the purposes of, and the transactions contemplated by, the Refinanced Loan Agreement including (i) a subscription agreement by and between USBTC and Anchorage, dated as of February 3, 2023, pursuant to which Anchorage acquired 2,960,000 shares of USBTC common stock; and (ii) an asset purchase agreement by and between USBTC and USDG dated as of February 3, 2023 pursuant to which USBTC transferred certain of its assets to USDG pursuant to the Refinanced Loan Agreement. Pursuant to the Refinanced Loan Agreement, the outstanding loan amount and interest is to be repaid on a monthly basis through profits (revenue from Bitcoin mined and sold less costs for energy or hosting, insurance, taxes, and repair and maintenance of miners) generated from those certain USBTC miners underlying Anchorage’s security interest, as further specified in the Refinanced Loan Agreement. USBTC is not required to generate a minimum amount of profit, nor is USBTC required to make a minimum monthly payment if no profit is generated. If profit in any month is not sufficient to generate a payment, interest continues to accumulate and is added to the total amount to be repaid. The Refinanced Loan Agreement has a 5-year term, and the principal balance and any additional interest is due as a balloon payment on or before February 2, 2028.

The Refinanced Loan Agreement was amended in April 2023 and only accrues interest on the outstanding principal balance and not on any PIK interest from prior periods.

Investment in Fahrenheit LLC and Celsius Bankruptcy Bid

On April 10, 2023, a USBTC subsidiary invested in Fahrenheit LLC (“Fahrenheit”), a joint venture formed for the purposes of bidding on the management rights of a new entity to be formed and vested with certain assets of Celsius Network LLC (“Celsius”) in connection with Celsius’ bankruptcy auction. On May 25, 2023, Fahrenheit won the auction and was awarded the right to manage and operate the assets of Celsius in exchange for a management fee of $20.0 million per year as part of a five-year agreement with Celsius, subject to the approval of the bankruptcy court. In addition, USBTC, acting separately through its USMIO business, won the right to enter into one or more operating and services agreements with the restructured company, in exchange for a fee of $15.0 million per year net of certain operating expenses, which is also subject to the approval of the bankruptcy court.

On May 26, 2023, the USBTC subsidiary contributed a portion of the initial $10.0 million cash deposit required in the Fahrenheit bid.

On November 29, 2023, Celsius informed Fahrenheit that it was unable to obtain certain regulatory approvals respecting the proposed transaction involving Celsius and Fahrenheit, and, as a result, Celsius would not move forward with the Fahrenheit-sponsored transaction.

On November 30, 2023, Celsius filed a motion disclosing that USBTC, acting separately through its USMIO business, won the right to enter into one or more operating and services agreements pursuant to a revised transaction structure in exchange for a fee of $20.4 million per year net of certain operating expenses as part of a four-year agreement with the restructured company. This revised transaction remains subject to the approval of the bankruptcy court.

On December 18, 2023, USBTC signed an interim agreement to build out and install mining operations in connection with the Celsius bankruptcy proceedings at a site in Cedarvale, Texas.

The USBTC subsidiary’s portion of the initial $10.0 million cash deposit remains in escrow and is anticipated to be returned due to Celsius not moving forward with the Fahrenheit bid. USBTC’s USMIO contract bid remains subject to approval and, if approved, will become binding.

There can be no assurance that the Celsius bid will obtain the necessary approvals and USBTC may never realize any benefits from the USMIO contract bid.

Entry into AI Infrastructure Market

In October 2023, the board of directors of USBTC (the “USBTC Board”) determined to expand USBTC’s business by entering the AI infrastructure market through its initial purchase order of AI equipment for an aggregate purchase price of approximately $40.0 million. The purchase order is subject to customary terms and conditions, including a limited cancellation option by USBTC prior to the commencement of the AI equipment production. USBTC is currently evaluating alternatives to finance the purchase price of the AI equipment.

Upon receipt of the initial AI equipment, USBTC expects to host the AI equipment in a data center in the United States and ultimately provide underlying AI workload support to individual customers through its AI data center. As of the date of this Quarterly Report, USBTC does not have any AI customers and has not recognized any revenue from its new AI infrastructure business line.

Trends and Key Factors Affecting USBTC’s Performance

Bitcoin Market Price

USBTC’s business is heavily dependent on the spot price of Bitcoin. The prices of digital assets, particularly Bitcoin, have historically experienced substantial volatility. Changes in the market price of Bitcoin may have little or no correlation to identifiable market forces, and may be subject to rapidly changing investor sentiment. Bitcoin may be valued based on various factors, including its acceptance as a means of exchange by consumers and producers, scarcity, market demand, and media reporting.

Halving

Changes to the quantity of Bitcoin rewarded per block could directly impact USBTC’s operating results. The Bitcoin network is subject to periodic scheduled changes in the quantity of Bitcoin rewarded per block, known as halving. It is anticipated that the current Bitcoin reward will decrease by half in early 2024, according to estimates of the rate of block solution calculated by Bitcoinclock.com. This halving process will repeat until the total amount of Bitcoin rewards issued reaches 21 million and the theoretical supply of new Bitcoin is exhausted, which is expected to occur around 2140. Potential future halving may decrease the amount of Bitcoin rewards that USBTC receives, and there is no guarantee the price of Bitcoin will adjust accordingly.

USBTC aims to mitigate the impacts of halving by maintaining a breakeven profitability floor far below the network average. To do so, it has developed and implemented a curtailment algorithm that maximizes the marginal profitability of its machines. USBTC has also implemented standard operating procedures to maximize the operational efficiency of its sites, such as preventative maintenance and cleaning of equipment. USBTC believes it is positioned to secure energy hedges that further protect its mining economics from the impact of the halving. USBTC believes that these steps can enable it to maintain survivability above its competitors and mitigate the downside risk of decreased rewards.

Network Difficulty

Additional mining machines deployed onto the Bitcoin network increase the network hashrate. Increased network hashrate reduces the time spent mining new blocks. To keep the time interval between new blocks fixed at approximately 10 minutes, the Bitcoin network adjusts its “network difficulty” every 2,016 blocks (or roughly every two weeks) such that more hashes are needed to mine a new block. Difficulty is often denoted as the relative difficulty with respect to the genesis block, which required approximately 2∧32 hashes. Changes in network difficulty can adversely affect USBTC’s revenue and margins.

Ability to source additional mining machines

USBTC’s self-mining business is directly impacted by its ability to increase its hashrate and its resulting share of network rewards. USBTC’s ability to increase its hashrate depends on sourcing additional mining machines at cost-effective prices and lead times.

Ability to access power capacity

Increases in network hashrate drive greater demand for additional mining machines. Additional mining machines require additional power capacity that can be difficult to source at cost-effective prices or within locations that are favorable to Bitcoin mining. USBTC aims to leverage its existing relationships within the energy industry to secure low-cost power capacity.

USBTC’s data centers can also act as a consumer of last resort for wind and solar projects. The growing supply of wind and solar facilities in areas like West Texas has created an imbalance where existing transmission infrastructure cannot support the volume of load generation in periods of high production.

Ability to access capital markets

Bitcoin mining is highly capital intensive. USBTC’s ability to continue scaling infrastructure and expand its fleet of miners will depend on its ability to access the capital markets.

Cost of Electricity

Electricity is one of USBTC’s largest operating expenses. USBTC manages its cost of electricity through participation in various demand response programs, power purchase agreements, and curtailment of miners when electricity prices make it unprofitable to mine Bitcoin. USBTC may also charge its hosting customers for reimbursement of electricity costs that it incurs on behalf of the customer. In the future, USBTC may consider other arrangements such as power hedges to manage its cost of electricity.

Electricity costs may be adversely affected by macroeconomic or geopolitical events. The invasion of Ukraine by Russia in February 2022 has exerted pressure on the global energy market, particularly Europe’s natural gas supply. Higher LNG import needs in Europe have resulted in worldwide supply tensions and higher short-term prices, negatively impacting Europe’s electricity sector. The conflict has added further pressure to supply chain disruptions and has likely supported rising inflation through higher commodity prices. In the United States, USBTC has observed elevated electricity pricing in recent months possibly due to this conflict, although USBTC has no direct operations in Russia or Ukraine. Also, the war between Israel and Hamas has resulted in political and potential economic uncertainty in the Middle East. We will continue to monitor any direct and indirect impacts of these circumstances on our business, financial results and operations, although it is not possible to predict the broader consequences of this ongoing conflict at this time.

USBTC’s cost of electricity, net of demand response payments and electricity cost reimbursements, for the three months ended September 30, 2023 was $1.6 million. Demand response payments and electricity cost reimbursements were nil and $1.1 million, respectively, during the same period. USBTC’s cost of electricity, net of demand response payments and electricity cost reimbursements, for the three months ended September 30, 2022 was $14.3 million. Demand response payments and electricity cost reimbursements were $0.8 million and nil, respectively, during the same period. The decrease was primarily attributable to a decrease in the number of self-mining miners operating in USBTC’s fleet.

Cost to Mine a Bitcoin

USBTC’s profitability in self-mining is heavily dependent upon its cost to mine a Bitcoin, calculated as cost of hosting plus cost of electricity, net of demand response payments and electricity cost reimbursements, in the period, divided by Bitcoin mined in the period. USBTC’s management views the company’s cost to mine a Bitcoin as a key indicator of gross profitability, while also monitoring the price of Bitcoin. USBTC’s cost to mine a Bitcoin for the three months ended September 30, 2023 was approximately $19,000 compared to approximately $18,700 for the three months ended September 30, 2022. The increase was primarily attributable to an increase in network difficulty. During the three months ended September 30, 2023, the price of Bitcoin ranged from approximately $25,100 to approximately $31,400. During the three months ended September 30, 2022, the price of Bitcoin ranged from approximately $18,500 to approximately $24,400.

USBTC’s management does not expect a significant impact to this metric as a result of the Business Combination. However, the company has also assessed forward energy pricing from quoted prices in the futures market which suggests a decrease in electricity pricing in the near future relative to the most recent market conditions.

Key Operating and Financial Indicators

In addition to the financial results, USBTC uses the following key operating indicators to evaluate the business, identify trends and make strategic decisions.

The following table presents USBTC’s key operating indicators for the three months ended September 30, 2023 and 2022. Adjusted EBITDA, included in the below table, is a Non-GAAP measure. For the definition of Adjusted EBITDA and a reconciliation to USBTC’s most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Results of Operations” below.

	Three Months Ended
	September 30,
	2023	2022
Self-mining miners (EoP)	30,200	24,300
Hosted miners (EoP)	8,500	425
Self-mining hash-rate (EoP)	3.1 EH/s	2.2 EH/s
Hosted hash-rate (EoP)	0.8 EH/s	0.4 EH/s
Network hash-rate (EoP)	391.8 EH/s	263.5 EH/s
Difficulty (EoP)	57.12T	31.36T
Managed services infrastructure (EoP)	680 MW	—
Quantity of bitcoin mined for company benefit	553 Bitcoin	766 Bitcoin
Net income (loss)	$(4,374)	$(560)
Adjusted EBITDA	$11,449	$12,362

Hashrate

USBTC operates mining hardware or “miners” which provide computing power to mining pools, which aggregate this computing power with other miners to attempt to create new blocks in the Bitcoin blockchain. Computing power is measured in “hashrate” or “hashes per second.” A “hash” is a single computation run by a miner to attempt to create a new block in the Bitcoin blockchain.

Creating new blocks in the Bitcoin blockchain is analogous to a lottery system where every hash is equivalent to a dice roll, and successfully creating a new block is equivalent to winning the lottery. The more dice rolls, or hashes per second a miner provides, the greater the probability of success that a miner creates a new block. “Network hashrate” is the combined hashrate of the Bitcoin network; similarly, the greater the share of a pool’s hashrate compared to the rest of the network, the greater the probability of success that a pool creates a new block. Pools that create a new block earn the Bitcoin reward. The pool then distributes USBTC’s pro-rata share of Bitcoin earned to USBTC based on the computing power USBTC contributes.

USBTC’s goal is to increase the hashrate it operates and to deploy, host, and operate miners with profitable hashrate-to-power cost profiles.

Bitcoin mined

USBTC’s management sees total Bitcoin mined as a key metric for its business. Trends in total Bitcoin mined are impacted by USBTC’s ability to deploy additional miners for self-mining, and also by USBTC’s ability to maintain high miner uptime and efficiency. USBTC monitors this metric over monthly and quarterly periods. As of September 30, 2023, USBTC has self-mined approximately 4,453 Bitcoin. Self-mined Bitcoin earned for the three months ended September 30, 2023 and 2022 (on a quarterly and monthly basis) is summarized in the table below:

	Bitcoin Earned
Month	2022	2023

July	255	198
August	270	164
September	241	191
Quarterly total	766	553

Net income (loss)

USBTC recorded a net loss of $4.4 million for the three months ended September 30, 2023 compared with net loss of $0.6 million for the three months ended September 30, 2022. The increase in net loss was primarily driven by the decrease in hosting services revenue. One of USBTC’s hosting clients defaulted on its contract during the three months ended September 30, 2022, which resulted in a termination of the contract without an obligation to refund, and USBTC recognized deferred revenue of $13.1 million.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. USBTC defines Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, further adjusted by depreciation and amortization embedded in the equity in earnings (losses) from USBTC’s unconsolidated joint venture, the removal of non-recurring transactions, the impairment of long-lived assets and stock-based compensation expense in the period presented. USBTC relies on Adjusted EBITDA to evaluate its business, measure its performance, and make strategic decisions. USBTC’s board and management team use Adjusted EBITDA to assess USBTC’s financial performance because it allows them to compare USBTC’s operating performance on a consistent basis across periods by removing the effects of USBTC’s capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and amortization) and other items (such as non-recurring transactions mentioned above) that impact the comparability of financial results from period to period. USBTC presents Adjusted EBITDA because it believes it provides useful information regarding the factors and trends affecting its business in addition to measures calculated under GAAP. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. USBTC believes that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing its financial performance and results of operations across reporting periods by excluding items it does not believe are indicative of its core operating performance. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA.

USBTC’s non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons USBTC’s management considers them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future USBTC may incur expenses that are the same as or similar to some of the adjustments in such presentation. USBTC’s presentation of Adjusted EBITDA should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. There can be no assurance that USBTC will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of USBTC’s results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in USBTC’s industry, its definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

For a reconciliation to USBTC’s most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Results of Operations.”

Critical Accounting Estimates

USBTC’s management’s discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with GAAP and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the consolidated financial statements, and revenues and expenses during the periods presented. On an ongoing basis, USBTC’s management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on its consolidated financial statements.

Our significant accounting policies are described in more detail in Note 3 to USBTC’s unaudited condensed consolidated financials included in Part I, Item 1 of this Quarterly Report. USBTC believes that the accounting policies discussed in Note 3 are critical to understanding its historical and future performance as these policies involved a greater degree of judgment and complexity.

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. USBTC estimates the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 3 to USBTC’s unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information concerning certain of the specific assumptions USBTC used in applying the Black-Scholes option pricing model to determine the estimated fair value of its stock options granted during the three months ended September 30, 2023 and 2022.

As of September 30, 2023, excluding $0.1 million of unrecognized compensation expense related to 146,250 options that will vest upon the completion of an initial public offering or merger event (“IPO options”), there was $1.2 million of total unrecognized compensation expense related to the unvested stock options, which is expected to be recognized as expense over a weighted average period of approximately 1.1 years.

The following section provides information on USBTC’s stock options and restricted stock grants.

Common Stock Valuations

USBTC is required to estimate the fair value of the common stock underlying its equity awards when performing fair value calculations. The fair value of the common stock underlying its equity awards was determined on each grant date by USBTC’s board, taking into account input from management and independent third-party valuation analyses. All options to purchase shares of USBTC’s common stock are intended to be granted with an exercise price per share no less than the fair value per share of its common stock underlying those options on the date of grant, based on the information known to USBTC on the date of grant. In the absence of a public trading market for its common stock, on each grant date USBTC develops an estimate of the fair value of its common stock in order to determine an exercise price for the option grants. USBTC’s determinations of the fair value of its common stock were made using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately Held Company Equity Securities Issued as Compensation, or the Practice Aid.

The board of directors exercises judgment and considers numerous objective and subjective factors to determine the best estimate of the fair value of its common stock including: (i) independent valuations performed at or near the time of grant; (ii) rights, preferences, and privileges of USBTC’s convertible preferred stock relative to those of its common stock; (iii) prices of convertible preferred stock sold by USBTC to third-party investors in arms-length transactions; (iv) USBTC’s actual operating and financial performance at the time of the option grant; (v) likelihood of and time frame associated with achieving a liquidity event, such as an initial public offering or a merger or acquisition of USBTC’s business; (vi) the value of comparable companies with respect to industry, business model, stage of growth, financial risk or other factors; (vii) USBTC’s stage of development and future financial projections; and (viii) the lack of marketability of USBTC’s common stock.

The Practice Aid prescribes several valuation approaches for setting the value of an enterprise, such as the cost, income and market approaches, and various methodologies for allocating the value of an enterprise to its common stock. The cost approach establishes the value of an enterprise based on the cost of reproducing or replacing the property less depreciation and functional or economic obsolescence, if present. The income approach establishes the value of an enterprise based on the present value of future cash flows that are reasonably reflective of USBTC’s future operations, discounting to the present value with an appropriate risk-adjusted discount rate or capitalization rate. The market approach is based on the assumption that the value of an asset is equal to the value of a substitute asset with the same characteristics. Each valuation methodology was considered in USBTC’s valuations.

In determining the fair value of USBTC’s common stock underlying its stock option grants during the three months ended September 30, 2023 and 2022, USBTC estimated the enterprise value of its business using various methodologies, including, but not limited to, an Option Pricing Model (“OPM”) backsolve method, an OPM adjusted backsolve method, a Probability Weighted Expected Return Model, the Guideline Public Company Method, and the Discounted Cash Flow method. These enterprise values were then allocated to the various classes of securities in USBTC’s capital structure at each valuation date using an OPM. The concluded value for common stock from the OPM then had a Discount for Lack of Marketability applied to it to conclude to the value of common stock on a non-marketable, non-controlling basis at each respective valuation date.

Options Granted

The following table sets forth, by month of grant, the number of shares subject to options granted during the three months ended September 30, 2023 and 2022, the per share exercise price of the options and the fair value of common stock per share on each grant date:

	Number of Shares
	Subject to Options	Per Share Exercise	Fair Value per Share
Grant Date	Granted	Price of Options	on Grant Date
August 2022(1)(2)	724,000	$1.78	$0.01
(1)	The exercise prices for these grants were based upon the fair market value associated with a preliminary 409(A) valuation report provided to the USBTC Board. The subsequent final 409(A) valuation report as of the grant date, received after the grant date, included a lower fair market valuation.
(2)	The August 2022 option grants exercise price was based on a preliminary 409(A) valuation report. The options had a higher exercise price than the subsequently issued final 409(A) valuation report which indicated a fair value of $0.01. The USBTC Board decided not to change the original exercise prices following receipt of the final 409(A) valuation report.

Restricted Stock Granted

The following table sets forth, by grant date, the number of shares of restricted common stock granted from USBTC’s during the three months ended September 30, 2023 and 2022 and the per share estimated fair value of the restricted stock:

	Number of Shares of Restricted	Fair Value per Share of
Grant Date	Common Stock	Common Stock on Grant Date
September 2, 2022	7,250	$0.01

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following tables summarize USBTC’s results of operations and Adjusted EBITDA for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022
Revenue:
Revenue, net – digital asset mining	$15,565	16,328
Mining equipment sales	—	3,635
Management fees	3,393	—
Cost reimbursements	2,312	—
Hosting services	433	13,565
Total revenue	21,703	33,528
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below)
Services	11,795	15,290
Mining equipment	—	3,112
Depreciation and amortization	4,486	5,754
General and administrative	5,902	5,864
Impairment of digital assets	718	1,286
Realized gain on sale of digital assets	(533)	(1,549)
Total costs and expenses	22,368	29,757
Operating loss	(665)	3,771
Other income (expense):
Interest expense	(5,723)	(4,016)
Equity in earnings of unconsolidated joint venture	2,075	—
Total other expense	(3,648)	(4,016)
Loss before income tax benefit (provision)	(4,313)	(245)
Income tax benefit (provision)	(61)	(315)
Net loss	$(4,374)	$(560)

Adjusted EBITDA schedule:

	Three Months Ended September 30,
	2023	2022
Net loss	$(4,374)	$(560)
Interest expense	5,723	4,016
Income tax (benefit) provision	61	315
Depreciation and amortization	4,486	5,754
Share of unconsolidated joint venture depreciation and amortization	5,250	—
Stock-based compensation expense	303	2,837
Adjusted EBITDA	$11,449	$12,362

Revenue

Digital asset mining

Revenue was $15.6 million for the three months ended September 30, 2023 compared to $16.3 million for the three months ended September 30, 2022. Revenues from digital asset mining are impacted significantly by volatility in Bitcoin prices, as well as increases in the Bitcoin blockchain’s network hashrate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain, and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.

During the three months ended September 30, 2023, the price of Bitcoin ranged from approximately $25,100 to approximately $31,400. During the three months ended September 30, 2022, the price of Bitcoin ranged from approximately $18,500 to approximately $24,400.

Mining equipment sales

Mining equipment sales were nil for the three months ended September 30, 2023 compared to $3.6 million for the three months ended September 30, 2022. USBTC has not entered into any mining equipment sale agreements in the three months ended September 30, 2023.

Hosting services

Hosting services revenue was $0.4 million for the three months ended September 30, 2023 compared to $13.6 million for the three months ended September 30, 2022. USBTC launched its hosting services business in March 2022.

One of USBTC’s hosting clients defaulted on its contract during the three months ended September 30, 2022, which resulted in a termination of the contract without an obligation to refund, and USBTC recognized the remaining deferred revenue of $13.1 million with respect to such client.

Management fees and cost reimbursements

Management fees and cost reimbursement revenues were $3.4 million and $2.3 million, respectively, for the three months ended September 30, 2023 compared to $nil for both, for the three months ended September 30, 2022. USBTC launched its managed infrastructure operations business in November 2022. USBTC entered into two property management agreements in November 2022, and one property management agreement in December 2022.

Costs and expenses

Costs of revenues (exclusive of depreciation and amortization)

Included in cost of revenues are energy costs, hosting and network management, labor costs associated with the installation of mining equipment and facility costs. Services costs of revenues for the three months ended September 30, 2023 decreased $3.5 million to $11.8 million from $15.3 million during the three months ended September 30, 2022. The largest component of USBTC’s services cost of revenues is energy and hosting costs, which represented approximately 98.2% and 95.5% of its services cost of revenues for the three months ended September 30, 2023 and 2022, respectively. Services cost of revenues decreased in the three months ended September 30, 2023 compared to the same period last year due to a decrease in energy and hosting costs during the current fiscal year.

Mining equipment costs of revenue for the three months ended September 30, 2023 were $nil compared to $3.1 million for the three months ended September 30, 2022. USBTC did not enter into any mining equipment sale agreements during the three months ended September 30, 2023.

Depreciation and amortization

Depreciation and amortization expense was $4.5 million and $5.8 million for the three months ended September 30, 2023 and 2022, respectively. On December 31, 2022 USBTC recorded an impairment charge of approximately $63.6 million. Additionally, in February 2023, USBTC settled its MEFA Debt. As part of the settlement and extinguishment, USBTC exchanged approximately $39.5 million of property and equipment. Both of these transactions resulted in a decrease in the depreciable asset base for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

General and administrative expenses (exclusive of stock-based compensation)

General and administrative (“G&A”) expenses include, but are not limited to, corporate payroll, legal fees, professional fees related to USBTC’s auditors and other contracted services, security services and insurance premiums. G&A expenses for the three months ended September 30, 2023 increased $2.6 million to $5.6 million from $3.0 million during the three months ended September 30, 2022, excluding stock-based compensation expense as discussed below. Payroll costs represented, 40.9% and 35.7%, legal fees represented 12.4% and 5.9%, other professional fees including security services represented 14.4% and 15.8%, and insurance costs represented 3.0% and 10.7% for the three months ended September 30, 2023 and 2022, respectively. The $2.6M increase in G&A expenses is mainly due to increased legal and professional fees in the three months ended September 30, 2023, primarily related to the Business Combination, as well as increased payroll costs due to increased headcount related to USBTC’s two PMAs entered into in November 2022 and third PMA entered into in December 2022.

Stock-based compensation

Stock-based compensation was $0.3 million and $2.8 million for three months ended September 30, 2023 and 2022, respectively. The expense in both periods primarily related to restricted stock grants and stock grants to certain employees, advisors and consultants.

Impairments of digital assets

Impairments of digital assets was $0.7 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively. Impairment results from declines in the lowest intra-day price of Bitcoin during the period it is held.

Interest expense

Interest expense was $5.7 million and $4.0 million for the three months ended September 30, 2023 and 2022, respectively. The increase in interest expense is related to the addition of the TZRC Secured Promissory Note and the Third Party Note in December 2022, as described in the “Liquidity and Capital Resources” section below.

Equity in earnings of unconsolidated joint venture

Equity in earnings of unconsolidated joint venture was $2.1 million and $nil for the three months ended September 30, 2023 and 2022, respectively. USBTC acquired the 50% membership interest in the King Mountain JV on December 6, 2022.

Income Tax

For the three months ended September 30, 2023, USBTC recognized income tax provision of $0.1 million. USBTC’s effective income tax rate was (1.4%) for the three months ended September 30, 2023. The difference between the effective tax rate and the expected statutory rate was a result of stock-based compensation and related changes in the valuation allowance.

USBTC’s effective tax rate for the three months ended September 30, 2022 was (128.6%), which differs from the U.S. Federal income tax rate of 21.0% primarily due to stock-based compensation and related changes in the valuation allowance.

Net Operating Loss Carryforwards

As of September 30, 2023, USBTC had federal net operating loss carryforwards of approximately $70.8 million. The federal net operating losses can be carried forward indefinitely, but utilization is subject to an 80% taxable income limitation.

Liquidity and Capital Resources

USBTC’s earnings, cash flows and ability to meet any debt obligations will depend on the cash flows resulting from its operations, proceeds from sales of cryptocurrency and access to capital markets. USBTC’s cash needs historically were primarily for growth through acquisitions and working capital to support equipment financing and the purchase of additional miners. Cash needs for operations have historically been financed with cash generated from operations, sales of USBTC’s mined Bitcoin or financings. We currently anticipate that USBTC’s current cash on hand, proceeds from sales of cryptocurrency and ongoing operations will be sufficient to meet its requirements for at least the next 12 months from the date of issuance of these financial statements.

Cash Flows

USBTC has incurred net losses since its inception. As of September 30, 2023 and 2022, USBTC had cash and cash equivalents of approximately $12.7 million and $21.4 million, respectively. The following table summarizes USBTC’s cash flows for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	September 30, 2023	September 30, 2022
Net cash provided by (used in):
Cash flows provided by (used in) operating activities	$2,195	$(7,358)
Cash flows provided by investing activities	15,257	5,931
Cash flows (used in) provided by financing activities	(15,087)	1,761
Net change in cash	$2,365	$334

Operating Activities

Net cash provided by (used in) operating activities was $2.2 million and ($7.4) million for the three months ended September 30, 2023 and 2022, respectively.

Net cash provided by operating activities for the three months ended September 30, 2023 resulted from a net loss and related adjustments of ($0.6) million in addition to changes in working capital of $2.8 million. Net cash used in operating activities for the three months ended September 30, 2022 resulted from a net loss and related adjustments of ($8.2) million offset by changes in working capital of $0.8 million.

Investing Activities

Net cash provided by investing activities was $15.3 million and $5.9 million for the three months ended September 30, 2023 and 2022, respectively. Cash increases for the three months ended September 30, 2023 were primarily due to $15.5 million in proceeds from the sale of Bitcoin, offset by ($0.2) million in purchases of property and equipment. Cash increases for the three months ended September 30, 2022 were primarily due to $15.7 million in proceeds from the sale of Bitcoin, offset by ($9.0) million in deposits on miners and ($1.0) million in purchases of property and equipment.

Financing Activities

Net cash (used in) provided by financing activities was ($15.1) million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively. Cash used for the three months ended September 30, 2023 was primarily due to ($15.1) million in repayment of notes payable. Cash increases for the three months ended September 30, 2022 was primarily due to $4.2 million in proceeds from notes payable, offset by ($2.5) million in repayment of notes payable.

NYDIG

On July 27, 2021, USBTC entered into the MEFA with Arctos, subsequently amended on December 27, 2021 with NYDIG replacing Arctos as lender. Please see “Business Updates - Restructuring and Financing” above.

Anchorage

On March 31, 2022 and April 26, 2022, USBTC entered into the Original Loan Agreements with Anchorage, subsequently restructured on February 2, 2023 pursuant to the Refinanced Loan Agreement. Please see “Business Updates - Restructuring and Financing” above.

King Mountain JV Senior Note

On December 6, 2022, one of USBTC’s subsidiaries acquired a 50% membership interest in the King Mountain JV and assumed the King Mountain JV’s Senior Note. Please see “Business Updates - King Mountain JV Senior Note” above.

Equipment Purchase Transactions

USBTC did not make any equipment purchase transactions during the three months ended September 30, 2023 and 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Price Risk of Bitcoin

New Hut holds a significant amount of Bitcoin; therefore, it is exposed to the impact of market price changes in Bitcoin on its Bitcoin holdings. This exposure would potentially affect the following items:

●	New Hut accounts for its Bitcoin holdings as indefinite lived intangible assets and records impairment charges whenever the carrying value of Bitcoin holdings on the balance sheet exceeds the lowest intra-day price. Subsequent recovery of Bitcoin prices would not impact the carrying value of Bitcoin on the balance sheet, as recovery of previously recorded impairment charges are not allowed under current U.S. GAAP.
●	Declines in the fair market value of Bitcoin will impact the cash value that would be realized if New Hut were to sell its Bitcoin for cash, therefore having a negative impact on its liquidity.

As of September 30, 2023, prior to the consummation of the Business Combination, USBTC held 54 Bitcoin and the fair value of a single Bitcoin was approximately $27,000. Therefore, the fair value of USBTC’s Bitcoin holdings as of September 30, 2023 was approximately $1.5 million.

Credit Risk

New Hut’s digital assets subject to lending arrangements are exposed to credit risk. New Hut limits its credit risk by loaning the digital assets to counterparties that are believed to have sufficient capital to meet their obligations as they come due based on New Hut’s review of their size, credit quality and reputation. As of the date of this Quarterly Report, the Company has not incurred a material loss on any of its digital assets subject to lending arrangements, as there were no digital assets subject to lending arrangements. As of each reporting period, New Hut assesses if there are significant increases in credit risk requiring recognition of a loss or write-down. Such loss or write-down would be reflected in the fair value of the digital assets subject to lending arrangements. While New Hut intends to only transact with counterparties that it believes to be creditworthy, there can be no assurance that a counterparty will not default and that New Hut will not sustain a material loss on a transaction as a result.

New Hut limits its cash exposure to credit loss by placing its cash with high credit quality financial institutions. New Hut uses the digital asset custodial services of BitGo Trust Company Inc. (“BitGo”), NYDIG Trust Company LLC (“NYDIG”), and Coinbase, Inc. (“Coinbase”). New Hut does not self-custody its Bitcoin.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. New Hut’s exposure to interest rate risk relates to its ability to earn interest income on cash balances denominated in foreign currency at variable rates. Changes in short term interest rates will not have a significant effect on the fair value of New Hut’s cash account.

In addition, while the interest rates on the majority New Hut’s loans are fixed in nature and have limited exposure to changes in interest rates, the King Mountain JV Senior Note maintains a variable interest rate, which includes a maximum interest rate of 15.25%. As a result, changes in the market interest rate could have an effect on New Hut’s operations over certain periods. For more information regarding the King Mountain JV Senior Note, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Updates—King Mountain JV.”

Liquidity Risk

Liquidity risk is the risk that New Hut will not be able to meet its financial obligations as they fall due. New Hut currently settles its financial obligations out of cash and digital assets. New Hut has a planning and budgeting process to help determine the funds required to support New Hut’s normal spending requirements on an ongoing basis and its expansionary plans.

New Hut has an uncommitted US$50.0 million open term revolving credit facility with Galaxy Digital LLC (“Galaxy”) which, upon posting digital asset collateral, New Hut may draw on as an additional source of liquidity. As of September 30, 2023, the facility has an outstanding balance of $nil and no collateral has been posted in connection with the facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of New Hut’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and regulations promulgated thereunder) as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of September 30, 2023, New Hut’s disclosure controls and procedures were not effective due to the material weaknesses discussed below.

In connection with the preparation of USBTC’s consolidated financial statements as of June 30, 2022 and for the fiscal year ended June 30, 2022, USBTC’s management and its independent registered public accounting firm identified material weaknesses in internal controls over accounting for revenue related transactions, accounting for income taxes, accounting for equity method investments and accounting for complex transactions. USBTC has taken steps, and New Hut’s continues to take steps, intended to remediate the material weaknesses, including:

●	Expanding the accounting and finance functions by hiring additional employees within the accounting and finance departments of New Hut;
●	Engage third-party firms to assist USBTC in its income tax preparation and equity accounting processes, and its accounting for complex revenue and other transactions;
●	Implementing additional controls relating to revenue recognition and impairment process on a go forward basis; and
●	Implementing an oversight process where third-party firms are managed by senior team members and reliance on any third-party reports is reviewed and approved by authorized personnel at New Hut.

New Hut expects the steps identified above intended to remediate the material weaknesses to be completed by December 31, 2023.

Changes in Internal Control Over Financial Reporting

Other than as described above, there has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, New Hut’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. As of the date of this Quarterly Report, there have been no material changes to the legal proceedings related to New Hut and described in the sections titled “Information About USBTC—Legal Proceedings” and “Information About Hut 8—The Validus Litigation” contained in the Prospectus.

In addition, information in response to this Item is also included in Note 15 - Commitments and Contingencies to USBTC’s condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, “Financial Statements” and is incorporated by reference into this Part II, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

Factors that could cause New Hut’s actual results to differ materially from those results in this Quarterly Report are any of the risks applicable to New Hut, USBTC and Hut 8 described in the sections titled “Risk Factors” either contained in or incorporated by reference into the Prospectus. Any of these factors could result in a significant or material adverse effect on New Hut’s results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors applicable to New Hut, USBTC and Hut 8 previously disclosed in the Prospectus. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1†#	Business Combination Agreement, dated as of February 6, 2023, by and among New Hut, USBTC and Hut 8.	S-4	2.1	11/07/2023
3.1	Amended and Restated Certificate of Incorporation of Hut 8 Corp.	8-K	3.1	12/01/2023
3.2	Amended and Restated Bylaws of Hut 8 Corp.	8-K	3.2	12/01/2023
10.1	Form of Indemnification Agreement of Hut 8 Corp.	S-4	10.1	11/07/2023
10.2*	Hut 8 Corp. 2023 Omnibus Incentive Plan
10.3*	Hut 8 Corp. Rollover Option Plan
10.4*	Hut 8 Mining Corp. Omnibus Long-Term Incentive Plan
10.5*	Employment Agreement, dated November 30, 2023, by and among Jaime Leverton, Hut 8 Corp. and Hut 8 Mining Corp.
10.6*	Employment Agreement, dated November 30, 2023, by and among Asher Genoot, Hut 8 Corp. and Hut 8 Mining Corp.
10.7*	Employment Agreement, dated November 30, 2023, by and among Michael Ho, Hut 8 Corp. and Hut 8 Mining Corp.
10.8*	Employment Agreement, dated November 30, 2023, by and among Shenif Visram, Hut 8 Corp. and Hut 8 Mining Corp.
10.9*	Employment Agreement, dated November 30, 2023, by and among Aniss Amdiss, Hut 8 Corp. and Hut 8 Mining Corp.
10.10†	Secured Promissory Note between Compute North Member LLC and TZ Capital Holdings, LLC, dated April 8, 2022.	S-4	10.6	11/07/23
10.11†	First Amendment to the Secured Promissory Note between Compute North Member LLC and TZ Capital Holdings, LLC, dated July 26, 2022.	S-4	10.7	11/07/23
10.12†	Second Amendment to the Secured Promissory Note between Compute North Member LLC, TZ Capital Holdings, LLC and US Data King Mountain LLC, dated December 6, 2022.	S-4	10.8	11/07/23
10.13†#	Loan, Guaranty and Security Agreement dated as of February 3,2023 between Anchorage Lending CA, LLC, USBTC, US Data Guardian LLC, and US Data Mining Technologies Group Ltd.	S-4	10.11	11/07/2023
10.14#	Trinity Loan Agreement	S-4	10.18	11/07/2023
10.15#	Credit Agreement dated as of June 26, 2023 between Hut 8 Holdings Inc. and Coinbase Credit, Inc.	S-4	10.20	11/07/2023
10.16†#	Limited Liability Company Agreement of TZRC LLC, as amended.	S-4	10.19	11/07/2023
10.17†#	Lease Agreement between the City of Medicine Hat and Hut 8 Holdings Inc., dated March 15, 2018.	S-4	10.3	11/07/2023
10.18†	Lease Amending Agreement between the City of Medicine Hat and Hut 8 Holdings Inc., dated September 19, 2018.	S-4	10.4	11/07/2023
10.19†	Lease Second Amending Agreement between the City of Medicine Hat and Hut 8 Holdings Inc., dated July 1, 2019.	S-4	10.5	11/07/2023
10.20†#	Lease Agreement between U.S. Data Technologies Group Ltd. and 2747 Buffalo Avenue, LLC., dated August 1, 2021.	S-4	10.12	11/07/2023
10.21†	Lease Agreement between Joseph G. Gaschnitz and Bitfury Technology Inc., dated May 8, 2017.	S-4	10.13	11/07/2023
10.22†#	Lease Amending Agreement between Joseph G. Gaschnitz and Bitfury Technology Inc., dated December 8, 2017.	S-4	10.14	11/07/2023
10.23†	Lease Agreement between Joseph G. Gaschnitz, Bitfury Technology Inc. and Hut 8 Holdings Inc., dated May 14, 2020.	S-4	10.15	11/07/2023
10.24	Second Lease Amending Agreement between Joseph G. Gaschnitz and Hut 8 Holdings Inc., dated May 26, 2023.	S-4	10.16	11/07/2023
10.25#	Lease Agreement between Validus and Hut 8 Mining Corp., dated October 27, 2021.	S-4	10.17	11/07/2023
10.26#	Form of Hut Support Agreement	S-4	10.9	11/07/2023
10.27#	Stockholder Support Agreement, dated February 6, 2023, by and between Hut 8, USBTC and the USBTC stockholders named therein	S-4	10.10	11/07/2023
10.28	Lock-up and Voting Agreement, dated November 30, 2023, by and among Hut 8 Corp. and Asher Genoot.
10.29	Lock-up and Voting Agreement, dated November 30, 2023, by and among Hut 8 Corp. and Michael Ho.
31.1	Certification of Principal Executive Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline Interactive Data File
104	Cover Page Interactive Data File
†

Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. New Hut hereby agrees to furnish a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission upon request.

#

Pursuant to Item 601(b)(2) or Item 601(b)(10), as applicable, of Regulation S-K, certain portions of this exhibit were redacted. New Hut hereby agrees to furnish a copy of any redacted information to the U.S. Securities and Exchange Commission upon request.

*	Management contract or compensation plan or arrangement.
**

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: December 19, 2023		Hut 8 Corp.

	By:	/s/ Jaime Leverton
Jaime Leverton
Chief Executive Officer