Form 10-KT
period 2023-12-31
Hut 8 Corp.
filed 2024-03-28
CIK 1964789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2023 to December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).          Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.           ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error or previously issued financial statements.          ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐   No ☒

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not public traded. The registrant’s common stock began trading on Nasdaq on December 4, 2023. As of March 27, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $777,787 thousand (based upon the closing sale price of the common stock on that date on Nasdaq).

As of March 27, 2024, the registrant had 89,237,253 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

Introductory Note

On February 6, 2023, U.S. Data Mining Group, Inc., a Nevada corporation doing business as “US BITCOIN” (“USBTC”), Hut 8 Mining Corp., a corporation existing under the laws of British Columbia (“Legacy Hut”), and Hut 8 Corp., a newly-formed Delaware corporation, entered into a business combination agreement pursuant to which, among other things, Legacy Hut and its direct wholly-owned subsidiary, Hut 8 Holdings Inc., a corporation existing under the laws of British Columbia, amalgamated to continue as one British Columbia corporation (“Hut Amalco”) and both Hut Amalco and USBTC became wholly-owned subsidiaries of Hut 8 Corp. (the “Business Combination”).

On November 30, 2023, the Business Combination was completed and Hut 8 Corp. began trading on the Nasdaq Stock Exchange LLC (“Nasdaq”) on December 4, 2023.

Given that the Business Combination closed after the end of the quarterly period ended September 30, 2023, the information included in this Transition Report on Form 10-K (the “Annual Report”) principally describes Hut 8 Corp.’s business and operations following the closing of the Business Combination, but includes the historical financial statements of USBTC, the accounting acquirer, and related Management’s Discussion and Analysis (“MD&A”), which describes the business, financial condition, results of operations, liquidity and capital resources of USBTC prior to the Business Combination. Given USBTC historically had a fiscal year ended June 30, 2023, the financials and MD&A included in this Annual Report relate to six months ended December 31, 2023, which represents five months of USBTC financials and one month of consolidated company financials, and historical fianncials of USBTC for the six months ended December 31, 2022, 12 months ended June 30, 2023 and 2022, and the period from December 4, 2020 (inception) through June 30, 2021.

As used in this Annual Report, unless otherwise noted or the context otherwise requires:

●	references to the “Company,” “Hut 8,” “we,” “us,” “our” and similar terms refer to Hut 8 Corp. and its consolidated subsidiaries including those existing prior to the consummation of the Business Combination;
●	references to “USBTC” are to U.S. Data Mining Group, Inc. and its consolidated subsidiaries prior to the consummation of the Business Combination; and
●	references to “Legacy Hut” are to Hut 8 Mining Corp. and its consolidated subsidiaries prior to the consummation of the Business Combination.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions, that, if proven incorrect or do not materialize, could cause our results to differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements generally are identified by the words “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements.

Forward-looking statements in this Annual Report may include, for example, statements about:

●	expectations relating to our future financial performance;
●	the expected benefits of the Business Combination;
●	the ability to expand our business or enter into new lines of business and provide new offerings, services, and features and make enhancements to our business;
●	the ability to compete with existing and new competitors in existing and new markets and offerings;
●	the ability to acquire new businesses or pursue strategic transactions;
●	the effect of the substantial additional indebtedness incurred by us;
●	the expectations regarding the effects of existing and developing laws and regulations; and
●	global and domestic economic conditions and their impact on demand for our markets and offerings.

The following factors or events, among others, could cause actual results to differ materially from those described in the forward-looking statements:

●	our ability to establish and maintain strategic collaborations, licensing, or other arrangements, and the terms of and timing such arrangements;
●	the inherent risks, costs, and uncertainties associated with integrating the businesses successfully and risks of not achieving all or any of the anticipated benefits and synergies of the Business Combination, or the risk that the anticipated benefits and synergies of the Business Combination may not be fully realized or take longer to realize than expected;
●	changes in our financial or operating performance or more generally due to broader stock market movements and the performance of peer group companies;
●	competitive pressures in the markets in which we operate;
●	changes in laws or regulations; and
●	changes in general economic conditions.

For additional information concerning factors that could cause actual conditions, events, or results to materially differ from those described in the forward-looking statements, please refer to the section titled “Risk Factors” under Part I. Item 1A of this Annual Report.

We operate in a competitive and rapidly changing environment. The risks and uncertainties described and referred to above are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our business, financial condition, or operating results, may emerge from time to time. You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits to this Annual Report with the understanding that our actual future results, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements and urge you to not to place undue reliance on any forward-looking statements. The forward-looking statements in this Annual Report speak only as of the date of this Annual Report. Except as required by law, we do not assume any obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I

Item 1. Business

Business Overview

Hut 8 is a leading, vertically integrated operator of large-scale energy infrastructure built to extract maximum value from every electron we facilitate. We acquire, design, build, manage, and operate data centers that power compute-intensive workloads such as Bitcoin mining, high performance computing, and artificial intelligence (“AI”).

We see incredible opportunities at the intersection of energy and infrastructure. As demand for energy increases over the coming years, we believe that building a scaled portfolio of energy infrastructure assets will create a sustainable competitive advantage for our business. Our vertically integrated model, including our ability to rapidly build new capacity and redeploy existing assets to new use cases, positions us to capture future demand as advancements in technology and the increasing demand for compute capacity necessitate significant growth in underlying energy infrastructure. We also leverage our operating scale, purpose-built technology, and sophisticated approach to energy management to drive efficiency across our business lines.

As of December 31, 2023, our operating portfolio totaled 839 megawatts (“MW”) across 11 sites in North America comprising six digital asset mining sites and five cloud and colocation data centers. We currently have a near-term path to expand to more than 1 gigawatt (“GW”) under management given: (i) the agreement signed with Ionic Digital, which is expected to add five data centers in Texas totaling approximately 300 MW, (ii) the successful completion of our Stalking Horse Bid for four power-producing assets in Ontario totaling approximately 310 MW, and (iii) our recent purchase of a 67 MW substation in Culberson County, Texas.

Merger of USBTC and Hut 8

On February 6, 2023, USBTC, Legacy Hut, and Hut 8 entered into a business combination agreement pursuant to which, among other things, Legacy Hut and its direct wholly-owned subsidiary amalgamated to continue as Hut Amalco and both Hut Amalco and USBTC became wholly-owned subsidiaries of Hut 8 Corp.

On November 30, 2023, the Business Combination was completed and Hut 8 Corp. began trading on the Nasdaq on December 4, 2023.

Given that the Business Combination closed after the end of the quarterly period ended September 30, 2023, the information included in this Annual Report principally describes Hut 8’s business and operations following the closing of the Business Combination, but includes the historical financial statements of USBTC, the accounting acquirer, and related MD&A, which describes the business, financial condition, results of operations, liquidity and capital resources of USBTC prior to the Business Combination. Given USBTC historically had a fiscal year ended June 30, 2023, the financials and MD&A included in this Annual Report relate to six months ended December 31, 2023, which represents five months of USBTC financials and one month of consolidated company financials, and historical financials of USBTC for the six months ended December 31, 2022, 12 months ended June 30, 2023 and 2022, and the period from December 4, 2020 (inception) through June 30, 2021.

Business Segments

We have four reportable business segments: Digital Assets Mining, Managed Services, High Performance Computing – Colocation and Cloud, and Other.

Digital Assets Mining

Currently, the majority of our revenue is derived from Digital Assets Mining (also referred to as self-mining), which principally consists of mining Bitcoin. Our self-mining business currently spans six sites:

●	three sites that we own: (i) Niagara Falls, New York (“Alpha”), (ii) Medicine Hat, Alberta (“Medicine Hat”), and

(iii) Drumheller, Alberta (“Drumheller”);
●	two sites owned by third party hosting providers: (iv) Kearney, Nebraska (“Charlie”) and (v) Granbury, Texas (“Delta”); and
●	(vi) one site in McCamey, Texas that we own through a 50% joint venture (the site known as “King Mountain” and the joint venture known as the “King Mountain JV”).

We receive digital asset mining rewards via third party mining pool operators, Foundry Digital LLC (“Foundry”) and Luxor Technology Corp (“Luxor”). Mining pools allow us to combine our computing power with other miners, increasing the chances of solving a block and getting paid by the network. The pools distribute our pro-rata share of Bitcoin rewards based on the computing power we contribute. The current Bitcoin reward for solving a block is 6.25 Bitcoin.

As the adoption of Bitcoin continues to grow and the market valuation of Bitcoin rises, we anticipate a surge in demand for Bitcoin, prompting the entry of new miners into the market. This influx of participants results in the increase of the Bitcoin network’s hash rate. Consequently, existing miners must scale their own hash rate to maintain a competitive edge in solving blocks and acquiring rewards. While we anticipate this trend to persist, we aim to grow our hashrate as we continue to scale our portfolio of underlying energy infrastructure.

As of December 31, 2023, including our net share of the King Mountain JV, we owned approximately 65,000 miners totaling approximately 6.3 exahash per second (“EH/s”) with an average fleet efficiency of 33.4 joules per terahash (“J/TH”).

Managed Services

Our Managed Services business provides institutional partners such as digital asset mining site owners, governments, and data center developers an end-to-end partnership model for energy infrastructure development, including:

●	Project inception: Site design, procurement, and construction management;
●	Project operationalization: Software automation, process design, personnel hiring, and team training;
●	Revenue management: Utilities contracts, hosting operations, and customer management;
●	Project optimization: Energy portfolio optimization and strategic initiatives; and
●	Compliance and reporting: Finance, accounting, and safety.

Under this model, partners can enter into infrastructure projects with confidence: renewable energy companies can utilize our modular data centers as a flexible load, investors can deploy capital into energy infrastructure without the need for specialized expertise in site design, construction, and operations, and site owners can monetize their assets with minimal operational requirements on their end. Meanwhile, the scalable and capital-light nature of this business allows us to generate cash flow without significant upfront capital investment while driving attractive project-level economics for our partners. Cash flows are generated through a fee structure that is typically fixed based on power capacity under management, with reimbursement of passthrough costs. In addition to the fixed fee, further cash flows may be driven from incentive bonuses and certain energy management services.

As of December 31, 2023, Hut 8 managed 680 MW of infrastructure under this program across three sites in the United States, which included 400 MW owned by Generate Capital and 280 MW owned by the King Mountain JV.

High Performance Computing – Colocation and Cloud

Our High Performance Computing – Colocation and Cloud (“HPC”) business spans five locations in Canada (Mississauga, Ontario; Vaughan, Ontario; Kelowna, British Columbia; and two locations in Vancouver, British Columbia) with more than 36,000 square feet of geo-diverse data center space powered by predominantly emission-free energy sources. The fee structure for our HPC business is based on two models: allocation and consumption. Under the allocation model, customers pay a fixed recurring monthly fee based on a set amount of resources assigned. The consumption model for both colocation and cloud businesses is generally a function of additional consumption of compute, storage, network, or power usage above and beyond the contractual commitment. The high-density colocation services available in some of our locations position us well to support the increasing demand for power densities driven by AI and GPU requirements, along with traditional CPU performance increases. In addition to colocation services, our cloud services are a core product offering: we support public and private cloud, managed backup, business continuity and disaster as a recovery service, and high performance high-capacity storage solutions. Our infrastructure is designed to support a variety of compute, storage, and network workloads across traditional enterprise, B2B, machine learning, visual effects, and AI. The data centers are geo-diverse and carrier neutral with network diversity and redundancy from multiple telecommunications providers.

Other

Hosting

We also enter into hosting contracts to operate mining equipment on behalf of third parties within our facilities. Hosting services include the provision of mining equipment and energized space and the monitoring, troubleshooting, and repair and maintenance of customer mining equipment. Hosting services revenue is generated through fees that may be fixed or based on a profit-sharing arrangement, typically with reimbursement of passthrough costs.

As of December 31, 2023, we hosted approximately 8,500 miners (about 0.8 EH/s) at our wholly owned Alpha site, which has a total capacity of 50 MW.

Equipment sales and repairs

We may enter into equipment sale contracts when we believe there is an opportunity to generate profit from selling machines and other mining equipment. For example, reports have been released which indicate that players in the mining equipment business adjust the prices of miners according to Bitcoin mining revenues, which means there may be times where we believe miners are overvalued in relation to their projected cash flows. We may also repair miners for third parties in exchange for a fee, as we have a MicroBT-certified, fully equipped repair center space at our Medicine Hat site.

King Mountain JV

The King Mountain JV is a 50/50 joint venture with NextEra Energy, Inc. The King Mountain JV has 280 MW of self-mining and hosting operations colocated behind-the-meter at a wind farm in McCamey, Texas. Hut 8 acquired its 50% membership interest in December 2022 through a competitive auction process in connection with the Chapter 11 bankruptcy filing of Compute North. As part of the acquisition, Hut 8 also assumed the King Mountain JV’s senior note (the “TZRC Secured Promissory Note”).

As of December 31, 2023, the King Mountain JV owned approximately 18,000 miners for self-mining (about 1.8 EH/s) and hosted approximately 68,200 miners (about 7.8 EH/s) for Marathon Digital at its wholly owned King Mountain site, which has a total capacity of 280 MW.

Energy and Infrastructure Strategy

We aim to achieve industry-leading profitability by maximizing value at the intersection of energy and infrastructure. This strategy rests on several pillars:

●	Owning and managing energy infrastructure assets: A core part of our strategy is to build a portfolio of beachhead energy assets at the point of cheap, stranded, renewable energy generation. This includes substations, transformers, and other key energy assets. By owning these assets, we can position ourselves for growing addressable markets (e.g., AI compute, traditional data center capacity, green hydrogen, industrial batteries, and carbon capture) while benefitting from long-term appreciation of those assets in an economy that is seeking to electrify and decarbonize;
●	Rapidly deploying modular data centers: Our in-house engineering, procurement and construction (“EPC”) team can quickly build modular sites near power generation sources or points of interconnection. This allows us to tap into stranded or excess energy that is typically low-cost and would often otherwise go to waste. These modular sites are also designed to participate in grid ancillary services, enabling us to further reduce our power costs while helping stabilize the power grid;
●	Leveraging software to make data-driven decisions: We deploy our software, which includes Operator, an asset management platform that assists with site operations, and Reactor, an energy curtailment system that improves site profitability, at each digital asset mining site we manage. Operator’s capabilities include tracking real-time and historical miner performance, work order system for repairs and maintenance, and dashboard reporting. Reactor’s capabilities include manual or scheduled curtailment and the ability to underclock machines to improve efficiency and lower temperatures;
●	Dedicated corporate development efforts: We have a corporate development team solely focused on sourcing new sites with energy infrastructure assets where we can leverage our expertise to produce outsized returns on our investment. Our team has decades of combined experience navigating the complex landscape of physical and financial power markets. We have also built extensive relationships that position us for joint ventures, creative financing options, and long-term hedging opportunities with large-scale energy partners.

By combining our infrastructure, EPC capabilities, software, and dedicated corporate development efforts, we believe Hut 8 is well-positioned to achieve superior returns in operating compute-intensive data centers.

Recent Developments

Charlie and Delta Sites

On January 30, 2024, Hut 8 signed a termination agreement with the new owner of the Charlie and Delta sites, located in Kearney, Nebraska and Granbury, Texas, respectively, in connection with Hut 8‘s property management agreements at the two sites. Hut 8 will no longer provide managed services and conduct self-mining activities at the Charlie and Delta sites after April 30, 2024. Hut 8 is expected to receive a termination fee of $13,568,000 within 30 days of the termination date.

Arrangement with Ionic Digital

On February 1, 2024, Hut 8 signed a four-year agreement with Ionic Digital (“Ionic”), the company founded to effectuate the restructuring of certain mining assets of Celsius Network LLC (“Celsius”) in connection with Celsius’ bankruptcy auction, to provide end-to-end managed services across all of Ionic’s Bitcoin mining operations. The agreement includes overseeing 12 EH/s of nameplate hash rate (approximately 127,000 miners) and more than 300 MW of energy infrastructure in year one of the managed services agreement; this includes Ionic’s four existing sites in Midland, Texas totaling 87 MW and a new site being developed in Cedarvale, Texas which will house approximately 66,000 miners and be designed to reach approximately 240 MW.

Far North JV

On February 15, 2024, Hut 8 successfully completed its bid to acquire four natural gas power plants in Ontario (the “Far North Transaction”) in partnership with Macquarie Equipment Finance Ltd, a subsidiary of Macquarie Finance Group Limited (“Macquarie”). As a result of the Far North Transaction, Hut 8 indirectly holds an approximate 80% interest in the joint venture entity, Far North Power Corp. (the “Far North JV”) with Macquarie holding the remaining approximately 20% interest. Following the completion of the Far North Transaction, the Far North JV is the owner of 310 MW of power infrastructure in Ontario, Canada including a 110 MW facility in Kingston, a 120 MW facility in Iroquois Falls, a 40 MW facility in Kapuskasing, and a 40 MW facility in North Bay. The Far North JV also now holds certain mining and electrical equipment formerly owned by Hut 8. Upon the completion of the Far North Transaction, Macquarie also entered into a new secured funding arrangement with the Far North JV in the form of an operating lease facility.

Salt Creek

In February 2024, Hut 8 began construction on a new digital asset mining site in Culberson County, Texas (”Salt Creek”). Salt Creek creates the optionality for us to relocate our hosted miners (and decrease our cost to mine a Bitcoin) or expand our self-mining fleet. The facility will be built to 63 MW and is expected to have approximately 3.6 EH/s of self-mining capacity if current generation miners are deployed (e.g., Bitmain S21).

Drumheller Site

On March 6, 2024, Hut 8 announced the closure of its Drumheller site in Alberta, Canada in connection with ongoing restructuring and optimization initiatives designed to strengthen financial performance. Efficient miners will be relocated to Hut 8’s Medicine Hat, Alberta site to leverage the site’s superior infrastructure and economics. The relocation of efficient miners is expected to enhance Hut 8’s cash flow, reduce our cost to mine a Bitcoin, and drive a pro forma increase in Bitcoin mined per EH of approximately 11%.

Competition

The digital asset mining space faces competition from a range of ecosystem participants, each supplying hash power to the Bitcoin network. These participants include individual hobbyists to large-scale, professionally-run mining operations, including Hut 8. We consider institutional Bitcoin mining operators to be our primary source of competition within our Digital Assets Mining and Managed Services segments given the limited supply of critical inputs, such as mining equipment and sites with industrial-scale access to low-cost electricity. This category is comprised of both public and private entities around the world.

We also compete with various companies in our HPC segment. This includes data center operators who own or operate facilities similar to Hut 8.

Both the Digital Assets Mining and HPC industries are highly competitive and rapidly evolving. New competitors and emerging technologies could adversely affect Hut 8’s competitiveness in the future.

Human Capital

We strive to attract top talent and provide an environment where our teams are inspired to do their best work. As of December 31, 2023, we had 219 full-time employees. We also hire part-time or temporary employees as necessary at certain facilities. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

Intellectual Property

We actively use specialized hardware and software for our digital asset mining operation. In some instances, source code and other software assets may be subject to an open-source license, as much technology development in this sector is open source. We intend to adhere to the terms of any license agreements that may be in place for these works.

We do not currently own any patents in connection with our existing and planned blockchain and digital asset-related operations. We have submitted one non-provisional patent related to our Reactor technology which is currently under review by the U.S. Patent and Trademark Office.

We rely upon trade secrets, trademarks, service marks, trade names, copyright, and other intellectual property protections and licenses the use of intellectual property rights owned and controlled by others. In addition, we have developed and may further develop specific proprietary software applications for our digital asset mining operation and may choose to seek patents in the future.

Government Regulations

We operate in a complex and rapidly evolving regulatory environment and we are subject to a wide range of laws and regulations enacted by federal, state, provincial, and local governments, governmental agencies, and regulatory authorities, including the SEC, the Commodity Futures Trading Commission (“CFTC”), the Federal Trade Commission, and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”), as well as similar entities in Canada and other countries. Other regulatory bodies, governmental or semi-governmental, have shown an interest in regulating or investigating companies engaged in the blockchain or digital asset businesses.

For example, businesses that are engaged in the transmission and custody of Bitcoin and other digital assets, including brokers and custodians, can be subject to FinCEN regulations as money services businesses as well as state money transmitter licensing requirements. The potential application of these policies to Bitcoin mining continues to evolve. Bitcoin and other digital assets are subject to anti-fraud regulations under federal and state commodity and.or securities laws, and digital asset derivative instruments are regulated by the CFTC and SEC. In fiscal year 2023, for example, the CFTC brought 47 actions involving conduct related to digital asset commodities, representing more than 49% of all actions filed by the CFTC during that time period. Certain jurisdictions, including, among others, New York, and a number of countries other than the United States, have developed regulatory requirements specifically for digital assets and companies that transact in them.

Furthermore, regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our business, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws and regulations, which may affect mining and other activities.

For instance, various bills have been proposed in the U.S. Congress related to our business, which may be adopted and have an impact on us. In January 2023, the U.S. House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and its intention to develop a regulatory framework for the digital asset industry. Bipartisan leadership of the Senate Banking Committee announced that goal as well. Over the course of 2023, the House Financial Services Committee passed various bills, including a bill to provide a market structure for digital assets, but no such legislation has received a vote on the floor of the full House. Leaders on both the U.S. House Financial Services Committee and U.S. Senate Banking Committee have expressed interest in passing legislation to provide additional regulatory authority to address risks related to the use of digital assets in illicit financial activity. The U.S. Treasury Department has also requested additional authorities to address such risks. However, we have not seen sufficient support emerge in favor of any particular proposal to anticipate any specific changes at this time.

We are unable to predict the impact that any new standards, legislation, or regulations may have on our business at the time of filing this Annual Report. For additional discussion regarding the potential risks existing and future regulations pose to our business, see Part I, Item 1A. “Risk Factors” of this Annual Report.

Additional Information

Our principal executive offices are located at 1101 Brickell Avenue, Suite 1500, Miami, FL 33131. We were incorporated in the State of Delaware on January 27, 2023 for the purposes of effecting the Business Combination.

Our website address is www.hut8.com and our investor relations website is located at www.hut8.com/investors/. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available on our investor relations website free of charge as soon as reasonably practicable after they are filed with the SEC. The information contained on our website is not included in, nor incorporated by reference into, this Annual Report. Reports filed with the SEC also may be viewed at www.sec.gov.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should consider carefully the risks and uncertainties described below, together with the financial and other information contained in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. If any of the following risks or uncertainties actually occur, our business, financial condition, and results of operations could be materially and adversely affected. In that case, the market price of our common stock could decline and you may lose all or a part of your investment. The risks discussed below are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, and results of operations.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this

Annual Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	The Business Combination and the expansion of the combined company may lead to an increase in competitive pressure from both existing competitors and new entrants in the already highly competitive digital asset mining industry.
●	We have incurred and will continue to incur significant costs in connection with the Business Combination.
●	Our future results will suffer if we do not effectively manage our expanded operations following the Business Combination.
●	We may experience turnover in our management personnel and other key employees following the Business Combination due to uncertainties associated with the integration of Legacy Hut and USBTC, and we may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect our future businesses and operations and the value of our common stock.
●	We may face several risks due to disruptions in the digital asset markets, including but not limited to the risk from depreciation in the value of our common stock, financing risk, risk of increased losses or impairments in our investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of digital assets.
●	We are an early-stage company with limited operating history and may never become profitable.
●	We operate in an industry subject to various regulatory and technological uncertainties.
●	Our assets are highly concentrated in a single asset, which enhances the risk inherent in our strategy.
●	Our commercial success depends in large part on our ability to contribute computing power to pools that mine digital assets for us and our hosting customers, attract and retain customers within our data center, hosting, and property management businesses, and sell mining equipment profitably. Increases in power costs or an inability to mine digital assets efficiently at favorable prices will reduce our operating margins, impact our ability to attract and retain customers, and harm our growth prospects and could have a material adverse effect on our business, financial condition, and results of operations.
●	We generate a meaningful share of our hosting and managed services revenue from a small number of customers, and the loss of, or a significant decrease in business from, a number of these customers and/or a failure to attract new customers could have a material adverse effect on our business, financial condition, and results of operations.
●	We are involved in legal proceedings from time to time, which could adversely affect us. We cannot predict the outcome of any legal proceedings with respect to our current and past business activities.
●	We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, prospects or operations.
●	Our financial performance may be impacted by price fluctuations in the power market, as well other market factors that are beyond our control.
●	The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.
●	We may not be able to compete with other companies, some of whom have greater resources and experience.
●	We may not adequately respond to price fluctuations and rapidly changing technology, which may negatively affect our business.
●	The obligations associated with being a public company require significant resources and management attention, and we have and will continue to incur increased costs as a result of becoming a public company.
●	The market price of our common stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control.

Risks Related to Our Operations

The Business Combination and the expansion of the combined company may lead to an increase in competitive pressure from both existing competitors and new entrants in the already highly competitive digital asset mining industry.

As a result of the Business Combination, we operate in a greater geographical area than each of Legacy Hut and USBTC previously operated separately. A number of competitors both in North America and around the world conduct digital asset mining operations similar to those conducted by us. Existing competitors and new entrants in North America and the rest of the world may engage in aggressive customer acquisition campaigns, develop superior offerings, or consolidate with other entities and achieve benefits of scale.

In addition, recent developments in the digital asset industry, including several high-profile bankruptcies and the escalation of regulatory oversight, as well as the expectation that the next Bitcoin halving event is expected to occur in April 2024, could lead to increasing consolidation in the digital asset industry, including increases in mergers, acquisitions, and other strategic transaction activity among our competition. This could significantly alter the competitive landscape in which we operate and lead to increasing competition in digital asset mining as well as adversely impact our access to capital and other opportunities.

Such competitive pressures in an already highly competitive market may materially erode our market share and negatively impact our revenue, and may hinder our expansion, which could adversely impact our business.

We have incurred, and will continue to incur, significant costs in connection with the Business Combination.

As a result of the Business Combination, we have incurred, and will continue to incur, significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. There may be additional unanticipated significant costs in connection with the Business Combination that we may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits, and additional income we expect to achieve from the Business Combination. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of Legacy Hut and USBTC, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Our future results will suffer if we do not effectively manage our expanded operations following the Business Combination.

As a result of the Business Combination, the size of our business increased significantly beyond the size of either Legacy Hut’s or USBTC’s historical businesses on a stand-alone basis. Our future success depends, in part, upon our ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurance that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements, and other benefits anticipated from the Business Combination.

Coordinating the businesses of Legacy Hut and USBTC may be more difficult, costly, or time-consuming than expected and we may fail to realize the anticipated benefits of the Business Combination, which may adversely affect our business results and negatively affect the value of our common stock.

The success of the Business Combination depends, in large part, on our ability to coordinate the businesses of Legacy Hut and USBTC in a manner that facilitates growth opportunities. The integration process is subject to a number of risks and uncertainties, and no assurance can be given as to the realization of anticipated benefits in full or in part or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs and could adversely affect our business, financial conditions, operating results, and prospects.

We may encounter difficulties during the integration process that adversely impact our ability to realize the anticipated benefits of the Business Combination, including with respect to:

●	challenges and difficulties associated with managing the larger, more complex combined company, including coordinating the businesses of Legacy Hut and USBTC and meeting the capital requirements of the combined company in a manner that permits us to achieve expected growth opportunities;
●	conforming standards, controls, procedures and policies, and compensation structures between the companies;
●	retaining and integrating talent from the two companies, including key employees, while maintaining focus on expanding and maintaining the business;

●	consolidating corporate and administrative infrastructures;
●	coordinating geographically dispersed organizations;
●	addressing possible differences in business backgrounds, corporate cultures, and management philosophies; and
●	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention from their day-to-day responsibilities caused by integrating the companies’ operations.

An inability to realize the full extent of the anticipated benefits of the Business Combination, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses, and operating results of the combined company, which may adversely affect the value of our common stock. In addition, the actual coordination of the Legacy Hut and USBTC businesses under Hut 8 may result in additional and unforeseen expenses, and the anticipated benefits of the coordination plan may not be realized. If we are not able to adequately address coordination challenges, we may be unable to successfully coordinate our operations or realize the anticipated benefits of the combination of the two companies.

We may experience turnover in our management personnel and other key employees following the Business Combination due to uncertainties associated with the integration of Legacy Hut and USBTC, and we may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect our businesses and operations and the value of our common stock.

The long-term success of the Business Combination will depend in part on the retention of personnel critical to our business and operations due to, for example, their technical skills or management expertise. Our success and future growth will depend to a significant degree on the skills, services, and relationships of our management and board of directors (the “Board”). Competition for qualified personnel can be intense.

Our current and prospective employees may experience uncertainty about their future role with us until strategies with regard to these employees are announced or executed, which may impair our ability to attract, retain, and motivate key personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences, and who have a sound understanding of our business, the digital asset industry and beyond. Recruiting and retaining such capable personnel with experience in different related sectors, such as regulatory compliance or electric power production, is vital to our success. There is substantial competition for qualified personnel, and competition is likely to increase. We cannot assure you that we will be able to attract or retain the personnel we require. If we are unable to attract, retain, and motivate personnel, we could face disruptions in our operations, loss of existing business partners, loss of key information, expertise, or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Business Combination.

If our key employees of depart, we may have to incur significant costs in identifying, hiring, and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of each of Legacy Hut or USBTC, and our ability to realize the anticipated benefits of the Business Combination may be adversely affected. In addition, there could be disruptions to, or distractions for, the workforce and management associated with integrating employees of Legacy Hut and USBTC into Hut 8. If our management, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Accordingly, no assurance can be given that we will be able to attract or retain key employees of Legacy Hut or USBTC to the same extent that those companies have been able to attract or retain their own employees in the past. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt our business.

Our business may be impacted by differences in Canadian and U.S. operations.

Legacy Hut had its head office and conducted its business operations in Canada, while USBTC had its head office and conducted its business operations in the United States. While we expect to maintain the physical operations of both companies, our principal executive offices are located in the United States. Certain existing Legacy Hut relationships, including with employees, suppliers, contract research organizations, partners, collaborators, governments, and other stakeholders, may be subject to disruption as a result of this shift in management and operations to the United States. Conversely, certain existing USBTC relationships could be impacted as a result of the addition of operations outside of the United States. Specifically, certain stakeholders may be reluctant to engage in business with us or may impose additional conditions on or apply less favorable terms to transactions involving us. This could have an adverse effect on our business and operations.

We may face several risks due to disruptions in the digital asset markets, including but not limited to the risk from depreciation in the value of our common stock, financing risk, risk of increased losses or impairments in our investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of digital assets.

The use of digital assets to, among other things, buy and sell goods and services and complete other transactions is part of a new and rapidly evolving industry that employs digital assets based upon a computer generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of digital assets in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may adversely affect our operations. The factors affecting the further development of the industry include, but are not limited to:

●	Continued worldwide growth in the adoption and use of digital assets;
●	Governmental regulation of digital assets and their use, or restrictions on or regulation of access to and operation of the network or similar digital asset systems. See “—Our Regulatory-Related Risks—We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, prospects or operations.”;
●	Changes in consumer demographics and public tastes and preferences;
●	The maintenance and development of the open source software protocol of the network;
●	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	General economic conditions and the regulatory environment relating to digital assets; and
●	Consumer sentiment and perception of Bitcoin specifically and digital assets generally.

Many digital asset exchanges currently do not provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, digital asset exchanges, which may cause the price of Bitcoin to decline.

There have been many notable failures, bankruptcy filings, and insolvencies in the space in recent years. In response to these events, the digital asset markets, including the market for Bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset market and in Bitcoin. These events have also negatively impacted the liquidity of the digital asset market. If the liquidity of the digital asset market continues to be negatively impacted by these events, digital asset prices, including the price of Bitcoin, may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence at least in part in digital asset networks and result in greater volatility in Bitcoin’s value. Because the value of Bitcoin is derived from the continued willingness of market participants to exchange government-issued currency that is designated as legal tender in its country of issuance through government decree, regulation, or law for Bitcoin, should the marketplace for Bitcoin be jeopardized or disappear entirely, permanent and total loss of the value of Bitcoin may result. Such a decrease in Bitcoin price may have a material and adverse effect on our results of operations and financial condition as the results of our operations are significantly tied to the price of Bitcoin. Declines in the price of Bitcoin may also impact the value of collateral under our $50 million credit facility (the “Coinbase Agreement”) with Coinbase Credit, Inc. (“Coinbase”) and our uncommited $50.0 million open term revolving credit facility (the “Galaxy Credit Facility”) with Galaxy Digital (“Galaxy”). While we would still be able to draw from the Coinbase Agreement even if the value of the collateral declines, our ability to raise additional financing from existing or new lenders may be impaired by the current digital asset market disruption.

We may loan digital assets to a borrower for a specific period of time in exchange for a fee. While we intend to only transact with counterparties we believe to be creditworthy, there can be no assurance that a counterparty will not default and that we will not sustain a material loss on a transaction as a result.

See Note 8 to our consolidated financial statements included elsewhere in this Annual Report for a description of the Celsius Network LLC bankruptcy auction and our ongoing involvement with Ionic Digital. Other than Ionic Digital, to our knowledge, we have (i) no direct exposure to any digital asset entities that have recently filed for bankruptcy; (ii) no assets that may not be recovered due to these bankruptcies; and (iii) no exposure to any other counterparties, customers, custodians, or other digital asset market third parties known to us to have (x) experienced material excessive redemptions or withdrawals or suspended redemptions or withdrawals of digital assets, (y) the digital assets of their customers unaccounted for, or (z) experienced material compliance failures.

We are an early-stage company with limited operating history and may never become profitable.

We are an early-stage company currently and have a limited operating history. To date, Legacy Hut and USBTC have incurred losses, and we may never become profitable. Additionally, there can be no assurance that additional funding will be available to us for the development of our business, which will require the commitment of substantial resources. We may be required to liquidate our digital assets (including Bitcoin assets) if other capital is not available to us on commercially reasonable terms. Accordingly, you should consider our business prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in the early stages of development. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

●	successfully implement or execute our business plan, or demonstrate that our business plan is sound;
●	adjust to changing conditions or keep pace with increased demand; or
●	attract and retain an experienced management team;
●	or raise sufficient funds to effectuate our business plan.

We operate in an industry subject to various regulatory and technological uncertainties.

We currently operate Bitcoin mining operations in Alberta, New York, Texas, and Nebraska. As Bitcoin, other digital assets, and blockchain technologies evolve and become more widely available, the services and products associated with them may evolve. Future regulations may require us to change our business model to comply fully with federal, state, and provincial laws regulating power generation, Bitcoin mining, or the provision of Bitcoin mining services to third parties.

We are a development stage company with a small management team and are subject to the strains of ongoing development and growth, which will place significant demands on our management and operational and financial infrastructure. To remain competitive with peers, we may need to modify aspects of our business model from time to time. We cannot offer any assurance that these or any other changes will be successful or will not result in harm to our business. Although we may not grow as expected, if we fail to manage our growth effectively or to develop and expand our managerial, operational, and financial resources and systems, our business and financial results would be materially harmed. Furthermore, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in the market. As a result, we may not capture those opportunities. Such circumstances could have a material adverse effect on our business, prospects, or operations.

Our assets are highly concentrated in a single asset, which enhances the risk inherent in our strategy.

Concentration risk arises as a result of the concentration of exposures within the same category, whether it is geographical location, product type, industry sector, or counterparty type. Currently, we have our investment highly concentrated in a single asset, Bitcoin. The concentration of our Bitcoin holdings limits the risk mitigation that we could take advantage of by holding a more diversified portfolio of treasury assets. The price of Bitcoin has recently experienced significant volatility, and this volatility has had, and any further significant volatility in the price of Bitcoin would have, a more pronounced impact on our financial condition than if we held a more diverse portfolio of assets.

From time to time, we may enter into certain hedging transactions to mitigate our exposure to specific economic conditions that are particularly volatile, including the market price of Bitcoin. Engaging in hedging transactions may expose us to risks associated with such transactions. Hedging against a decline in the values of portfolio investments caused by interest rate risk or volatile Bitcoin market prices does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline for other reasons. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio investments should increase. Moreover, it may not be possible to hedge against a particular fluctuation that is so generally anticipated by the markets that a hedging transaction at an acceptable price is unavailable. In light of these and other factors, we may not be successful in mitigating our exposure to volatile economic conditions through any hedging transactions we undertake.

We may enter into transactions under which we are an unsecured lender of Bitcoin.

From time to time, we may generate income from Bitcoin lending arrangements. The loaned Bitcoin ranks subordinate to the other loans of the borrower that are secured. In the event such borrower experiences a bankruptcy, liquidation, reorganization, or other winding up transaction, assets of the borrower (which may include the loaned Bitcoin) may be available to satisfy the claims of such secured creditors. If there are insufficient assets of the borrower to pay all of a borrower’s secured creditors, all or a portion of the loaned Bitcoin then outstanding would remain unpaid.

We operate in Canada and the United States and may experience currency risk as a result of our operations.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations. In particular, exchange rate fluctuations may affect the costs that we incur in our operations. Digital assets are generally sold in U.S. dollars and our costs are incurred principally in U.S. and Canadian dollars. The appreciation of non-U.S. dollar currencies against the U.S. dollar could increase the cost of mining in U.S. dollar terms. In addition, we hold cash balances in both U.S. dollars and Canadian dollars, the values of which are impacted by fluctuations in currency exchange rates.

Currency risk is the risk that the value of a financial instrument will fluctuate due to changes in foreign exchange rates. Currency risk arises from financial instruments (including cash and cash equivalents) that are denominated in a currency other than U.S. dollars. Our functional currency is the U.S. dollar and most purchases are transacted in U.S. dollars. Our Canadian entities will use Canadian dollars as their functional currency. Management currently does not hedge its foreign exchange risk.

The cost of obtaining new and replacement miners and parts and other data center equipment has historically been capital-intensive and is likely to continue being capital-intensive, which could materially and adversely affect our business, financial condition, and results of operations.

Our mining operations can only be profitable if the costs, inclusive of hardware and electricity costs, associated with mining digital assets is lower than the price of the digital assets mined at the time of sale. Our business, financial condition, and results of operations are dependent on our ability to sell the Bitcoin we mine at a price greater than our cost to produce Bitcoin. As the cost of obtaining new miners increases, the cost of producing Bitcoin also increases. This requires a corresponding increase in the price of Bitcoin for us to maintain profitability. Miners experience ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. Additionally, as technology evolves, we may acquire newer models of miners to remain competitive in the market.

There are reports indicating that miner manufacturers are adjusting miner prices based on the price of Bitcoin. As a result, our cost of obtaining new miners can be unpredictable and significantly higher than our historical cost of obtaining new miners. We have historically observed a significant increase in market demand for miners alongside a significant increase in the unit price of new model miners in the market when Bitcoin prices rise. If this trend continues in the future, we may obtain new miners and other hardware from manufacturers or from other third parties at a cost higher than our historical cost.

Additionally, as technology evolves, we may acquire newer models of miners to remain competitive in the market. We intend to continue to invest in hardware and equipment at our facilities required for maintaining our mining and data center activities. Should competitors introduce new services or software embodying new technologies, we recognize our hardware and equipment and its underlying technology may become obsolete and require substantial capital to replace such equipment. There can be no assurance that hardware and any attendant equipment, such as server racks, will be readily available when the need is identified. The process of upgrading mines and equipment requires substantial capital investment, and we may face challenges in executing upgrades on a timely and cost-effective basis based on availability of new miners and other equipment and access to adequate capital. If we are unable to obtain a sufficient unit volume of miners and data center equipment at scale, we may be unable to remain competitive in a highly competitive and evolving industry. Furthermore, we incur a significant upfront capital cost each time we acquire new miners, and we may not realize the benefit of these capital expenditures. If this happens, we may not be able to mine digital assets or operate our data centers as efficiently or at a comparable scale as competitors. As a result, our business, financial condition, and results of operations could suffer. This could, in turn, materially and adversely affect the trading price of our common stock and investors could lose part or all of their investment.

We may be unable to purchase miners at scale or face delays or difficulty in obtaining new miners at scale, which could materially and adversely affect our business, financial condition, and results of operations.

In the past, we have observed periods of shortage in new miners available for purchase and a delay in delivery schedules for new miner purchases. There is no assurance that miner manufacturers or any other equipment manufacturers will be able to keep pace with potential surges in demand for mining equipment. It is uncertain how manufacturers will respond to increased global demand and whether they fulfill purchase orders fully and in a timely manner.

In the event that miner manufacturers or other suppliers are not able to keep pace with, or fail to satisfy, demand, we may not be able to purchase miners or other equipment in sufficient quantities or on the delivery schedules required to meet our business needs. Additionally, should any suppliers default on purchase agreements with us, we may need to pursue recourse under international jurisdictions, which could be costly and time-consuming. Furthermore, there is no guarantee that we would succeed in recovering any of the deposits paid for such purchases, which could materially and adversely affect our business, financial condition, and results of operations.

Miner manufacturers may continue requiring significant advance deposits before orders are fulfilled and delivered.

In the past, miner manufacturers have required advance deposits for miner purchases. If this continues in the future, we may need to tie up significant amounts of cash several months before we receive and are able to deploy purchased miners to generate revenue. These advance deposits further drive the financial burden of operating a capital-intensive business. Miner manufacturers holding a deposit from us may go out of business before delivering purchased miners, or for other reasons fail to deliver the miners associated with the deposit. There is no certainty that, in such circumstances, we would succeed in recovering any of our deposit, which could materially and adversely affect our business, financial condition, and results of operations.

We may acquire other businesses and/or assets or form strategic alliances or joint ventures that could negatively affect our operating results, dilute shareholder ownership, increase debt, or cause us to incur significant expenses; notwithstanding the foregoing, our growth may depend on our success in identifying and completing such transactions.

We may seek to pursue additional acquisitions of businesses and/or assets and/or enter into strategic alliances or joint ventures. However, we cannot offer any assurance that any such acquisition or partnership will be successful. We may not be able to identify suitable partners or acquisition candidates and may not be able to complete such transactions on favorable terms, if at all. If we complete any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business. In addition, in the event that we acquire any existing businesses, we may assume unknown or contingent liabilities.

Any future acquisitions also could result in the issuance of stock, incurrence of debt, contingent liabilities, or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our business, financial condition, and results of operations. Integration of an acquired company may also disrupt ongoing operations and require management resources that would otherwise be focused on developing and expanding our existing business. We may experience losses related to potential investments in other companies, which could materially and adversely affect our business, financial condition, and results of operations. Furthermore, we may not realize the anticipated benefits of any acquisition, strategic alliance, or joint venture if those benefits do not materialize.

We may experience liquidity constraints and need to raise additional capital. We may be unable to raise the additional capital needed to grow our business.

Liquidity risk is the risk that we will not be able to meet our financial obligations as they fall due. We currently settle our financial obligations out of cash and cash equivalents and digital assets. We have a planning and budgeting process to help determine the funds required to support our normal spending requirements on an ongoing basis and our expansionary plans.

We have the Galaxy Credit Facility which, upon posting digital asset collateral, we may draw on as an additional source of liquidity. However, the Galaxy Credit Facility is uncommitted and there is no certainty that market conditions will allow us to access the Galaxy Credit Facility on commercially reasonable terms, or at all.

We also entered into the Coinbase Agreement, which had drawdowns made available in three tranches: $15.0 million available from loan inception to 15 business days thereafter, $20.0 million available starting 30 calendar days after loan inception to 15 business days thereafter, and $15.0 million available the day after the closing of the Business Combination and 15 business days thereafter. The credit facility under the Coinbase Agreeement is fully repayable 364 days from the date of first drawdown. On or prior to a drawdown, we are required to pledge, as collateral, Bitcoin with custodian Coinbase Custody Trust Company, LLC., to be held in a segregated custody account under the Company’s ownership, such that the loan-to-value ratio of principal outstanding of the loan and the fair value of collateral is equal to or less than 60%. If the value of the collateral under the credit facility decreases past a specified margin, we may be required to post additional Bitcoin as collateral. As of December 31, 2023, we had $50.0 million outstanding with Coinbase, exclusive of deferred financing costs of $0.3 million.

On January 12, 2024, the credit facility under the Coinbase Agreement was amended allowing for a drawdown of a fourth tranche of $15.0 million, which we drew on January 12, 2024. Under the terms of the amended credit facility, amounts that are borrowed bear interest at a rate equal to (a) the greater of (i) the US Federal Funds Target Rate – Upper Bound on the date of the applicable borrowing and (ii) 3.25%, plus (b) 5.0%. The amended credit facility additionally establishes a right for Coinbase to deliver a partial prepayment notice to the Company if the price of Bitcoin on Coinbase’s digital currency exchange platform (the “Prevailing Market Value”) is less than the higher of (x) $25,000 and (y) 60% of the Prevailing Market Value on the effective date of the Amended and Restated Credit Agreement, requiring the Borrower to prepay $15.0 million in principal as well as any accrued and unpaid interest.

If the price of Bitcoin declines, and as we expect to need to raise additional capital to expand our operations and pursue our growth strategy, and to respond to competitive pressures or unanticipated working capital requirements, we may seek but fail to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we were to raise additional equity financing, our shareholders may experience significant dilution of their ownership interest, and the value of their investment could decline. Furthermore, if we were to raise additional debt financing, our debtors would likely have priority over holders of equity with respect to order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions, including terms that require us to maintain a specified level of liquidity or other balance sheet ratios that may not be in the interests of other shareholders.

If there are significant changes to the method of validating blockchain transactions, such changes could reduce demand for our blockchain hosting services or for our miner equipment.

New digital asset transaction protocols are continuously being deployed, and existing and new protocols are in a state of constant change and development. While certain validation protocols currently employ a “proof of work” consensus algorithm, whereby transaction processors are required to expend significant amounts of electrical and computing power to solve complex mathematical problems in order to validate transactions and create new blocks in a blockchain, there may be a shift towards adopting alternative validating protocols. These protocols may include a “proof of stake” algorithm or an algorithm based on a protocol other than proof of work, which may decrease the reliance on computing power as an advantage to validating blocks. Our transaction processing operations, and, to our knowledge, the operations of our potential hosting customers, are currently designed to primarily support a proof of work consensus algorithm. Should the algorithm shift from a proof of work validation method to a proof of stake method, mining would require less energy and may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate, or hosting) less competitive. As a result of our efforts to optimize and improve the efficiency of our digital asset mining operations, we may be exposed to the risk in the future of losing the benefit of our capital investments and the competitive advantage we hope to gain from this as a result and may be negatively impacted if a switch to proof of stake validation were to occur. Any such change to transaction validating protocols could have a material adverse effect on our business, financial condition, and results of operations.

Failure to price hosting contracts correctly may lead us to operate these contracts at a loss, which could have a material adverse effect on our business, financial condition, and results of operations.

Our hosting contracts may be structured with margin-based or cost-plus pricing that considers the estimated power consumption of hosting client miners and other costs of service. Our ability to generate a profit on contracts with such pricing structures requires that we accurately forecast these costs over the contracted time period. Failure to do so could have a material adverse effect on the business, financial condition, and results of operations.

Failure of critical systems of the hosting facilities operated by us and the services provided by us could have a material adverse effect on our business, financial condition, and results of operations.

The critical systems of the hosting facilities operated by us and the services provided by us are subject to failure. Any failure in the critical systems of any hosting facility operated by us or services provided by us, including a breakdown in critical plant, equipment or services, routers, switches or other equipment, power supplies, or network connectivity, whether or not within our control, could result in service interruptions to our customers and/or damage to equipment, which could significantly disrupt the normal business operations of our customers, harm our reputation, and reduce our revenue. Temporary downtime at any hosting facility operated by us could reduce the amount of Bitcoin mined by us and thereby reduce the profitability of our hosting customers. The destruction or severe impairment of any of the hosting facilities operated by us could result in significant downtime and loss of customer data. Since our ability to attract and retain customers depends on our ability to provide a reliable service, even minor interruptions in service could harm our reputation and negatively impact our revenue and profitability. Any of these events may result in financial penalty, which could have a material adverse effect on our business, financial condition, and results of operations.

The services we provide are subject to temporary or permanent interruption by factors that include but are not limited to:

●	Power loss;
●	Equipment failure;
●	Human error and accidents;
●	Theft, sabotage, and vandalism;
●	Failure by us or our suppliers to provide adequate service or maintain equipment;
●	Network connectivity downtime and fiber cuts;
●	Service interruptions resulting from server relocation;
●	Security breaches of infrastructure;
●	Improper or inadequate building maintenance by us;
●	Physical, electronic, and cybersecurity breaches;
●	Animal incursions;
●	Fire, earthquake, hurricane, tornado, flood, and other natural disasters;
●	Extreme temperatures;
●	Water damage;
●	Public health emergencies; and
●	Terrorism.

Moreover, service interruptions and equipment failures may expose us to potential legal liability. As the services provided by us may be critical to our customers’ business operations, any disruption in services could result in lost profit or other indirect or consequential damages to our customers. Although customer contracts typically contain provisions limiting our liability, there can be no assurance that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption that they ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we may be liable for substantial damage awards, which could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to obtain new hosting and transaction processing hardware or purchase such hardware at competitive prices during times of high demand, which could have a material adverse effect on our business, financial condition, and results of operations.

Historically, an increase in interest and demand for digital assets has led to a shortage of hosting and transaction processing hardware and increased prices. We and our customers and potential customers have experienced, and may in the future experience, difficulty in obtaining new equipment or replacement components for our and our customers’ existing equipment, including graphics processing units and application-specific integrated circuit chipsets and computer servers, which has had, and in the future may have, a material impact on the demand for our services and associated revenue. Currently, restrictions on digital asset mining in China have increased availability of used mining equipment and decreased prices of new mining equipment. In addition, these restrictions have decreased available mining facilities in China and increased demand for hosting in countries outside of China including the United States. To the extent miners view this used equipment as a viable alternative to purchasing new miners from us, our equipment sales may suffer, which could have a material adverse effect on our business, financial condition, and results of operations.

Our commercial success depends in large part on our ability to contribute computing power to pools that mine digital assets for us and our hosting customers, attract and retain customers within our data center, hosting, and property management businesses, and sell mining equipment profitably. Increases in power costs or an inability to mine digital assets efficiently at favorable prices will reduce our operating margins, impact our ability to attract and retain customers, and harm our growth prospects and could have a material adverse effect on our business, financial condition, and results of operations.

Our growth depends in large part on our ability to contribute computing power to pools that mine digital assets for us and our hosting customers, attract and retain customers within our data center, hosting, and property management businesses, and sell mining equipment profitably. With respect to our data center, hosting and property management businesses, we may not be able to attract and retain customers for a number of reasons, including if:

●	there is a reduction in the demand for our services due to macroeconomic factors;
●	there is a reduction in demand for our services due to a broader secular reduction in demand for such services in the underlying data center and hosting and property management sectors;
●	we are unable to provide services or launch new products that meet the needs of existing or potential customers;
●	we fail to effectively market ourselves and our services to potential customers;
●	we fail to price our data center, hosting or property management services attractively;
●	we provide data center, hosting or property management services that are deemed by existing and potential customers to be inferior to those of our competitors;
●	we fail to meet customers’ ongoing and evolving program qualification standards, based on a range of factors, including available power, preferred site design specifications, security considerations and connectivity;
●	businesses decide to host or manage sites internally as an alternative to the use of our services;
●	we fail to successfully communicate the benefits of our services to potential customers;
●	we are unable to strengthen awareness of our brand as our businesses transition from operating under the USBTC brand to the Hut 8 brand; and
●	potential customers are unable to secure the digital asset mining equipment required to engage us in the capacity of a third party hosting provider or property manager.

If we are unable to obtain data center, hosting, or property management customers at favorable terms or at all, it could have a material adverse effect on our business, financial condition, and results of operations.

We generate a meaningful share of our hosting and managed services revenue from a small number of customers, and the loss of, or a significant decrease in business from, a number of these customers and/or a failure to attract new customers could have a material adverse effect on our business, financial condition, and results of operations.

To date, we have generated a significant share of our hosting and managed services revenue from a small number of customers. Any failure to meet customer expectations could result in the cancellation or non-renewal of hosting or managed services contracts and loss of associated revenue. Furthermore, changes in control of customer facilities may lead to new owners terminating our property management agreements (“PMAs”) or mining services agreements, causing a loss of revenue associated with those agreements. Any event leading to the early termination of a hosting or managed services contract, including, but not limited to, customer bankruptcy or force majeure events that disrupt facility operations or damage customer miners or facilities, could result in the loss of revenue associated with those contracts. If we were unable to offset lost revenue by refilling vacant capacity with other miners in the case of hosting customer churn, by repossessing miners in the case of hosting customer default or by acquiring rights to manage new mining sites, it could have a material adverse effect on our business, financial condition, and results of operations.

If we do not accurately predict our facility requirements, it could have a material adverse effect on our business, financial condition, and results of operations.

We currently have available capacity in our data centers. There can be no assurance that the existing or future market demand will be sufficient to fill this capacity. Should the demand for our cloud, data center or hosting services decline or fail to increase, this may negatively affect our ability to capitalize on our high operating leverage and may adversely affect our future financial performance. Reductions in the amount or cancellations of customers’ orders would adversely affect our business, results of operations, and financial condition.

The costs of building out, leasing, and maintaining our hosting facilities may constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for our digital mining operations and new and existing hosting customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short- and long-term data center capacity requirements. If we overestimate our business’ capacity requirements or the demand for our services and therefore secure excess data center capacity, our operating margins could be materially reduced. If we underestimate our data center capacity requirements, we may not be able to service the expanding needs of our existing customers and may be required to limit new customer acquisition, which could have a material adverse effect on our business, financial condition, and results of operations.

We operate a number of data centers for third party owners under our managed services business and cannot execute changes to strategy and operations without owner consent, which could result in suboptimal financial performance and may have a material adverse effect on our business, financial condition, and results of operations.

We have entered into PMAs with the owners of certain mining sites. Under these agreements, we are paid a fixed fee to operate each data center and partake in an incentive structure that compensates us for introducing and executing initiatives that increase revenue and decrease costs. At times, we may recommend certain changes to a data center’s strategy or operations, including, but not limited to, modification of the data center’s energy curtailment approach, repricing or cancellation or existing customer hosting contracts, or hiring new personnel, to increase revenue, decrease costs, and/or strengthen data center operations.

As the given data center owner must consent to certain changes recommended by us, and as the given owner may not consent to such changes, we will not always have ultimate control over key decisions that drive the financial and operating performance of these data centers. If we are unable to implement decisions required to operate these data centers profitably and effectively, it could negatively impact the revenue and profitability of our partners and harm our reputation and the reputation of our partners. This could have a material adverse effect on our business, financial condition, and results of operations.

If we were to fail to meet the expectations of third party data center owners for any reason within or beyond our control, our partners could cancel or decline to renew their contracts with us. Furthermore, the acquisition of a data center by a new third party owner could result in the cancellation or non-renewal of a PMA. If we were unable to offset lost revenue by securing new PMAs, it could have a material adverse effect on our business, financial condition, and results of operations.

Although we expect that the acquisition of the King Mountain JV and Far North JV interests will result in benefits to us, we may not realize those benefits due to unforeseen difficulties.

Prior to the Business Combination, USBTC acquired a 50% membership interest in the King Mountain JV with one of the world’s largest renewable energy producers with respect to the King Mountain data center in King Mountain, Texas. USBTC acquired this interest on an “as is” basis from a bankruptcy administrator or trustee with limited representations, which limits our recourse against the sellers of the interest and may expose us to unexpected material losses or expenses. USBTC’s diligence investigations with respect to the King Mountain JV were limited, which may also expose us to unexpected material losses or expenses.

On February 15, 2024, we successfully completed our bid to acquire four natural gas power plants in Ontario in partnership with Macquarie. As a result of the Far North Transaction, we indirectly hold an approximate 80% interest in the joint venture entity, the Far North JV with Macquarie holding the remaining approximately 20% interest. Following completion of the Far North Transaction, the Far North JV is the owner of 310 MW of power infrastructure in Ontario, Canada including a 110 MW facility in Kingston, a 120 MW facility in Iroquois Falls, a 40 MW facility in Kapuskasing, and a 40 MW facility in North Bay. The Far North JV also now holds certain mining and electrical equipment formerly owned by us. Upon the completion of the Far North Transaction, Macquarie also entered into a new secured funding arrangement with the Far North JV in the form of an operating lease facility. We may not realize the benefits of the Far North Transaction, which could have a material adverse effect on our business, financial condition, and results of operations.

We face certain risks associated with the King Mountain JV and the Far North JV and may face similar risks in the future by entering into other joint ventures, and the materialization of any of these risks may have a material adverse effect on our business, financial condition, and results of operations.

Joint ventures inherently involve a lesser degree of control over business strategy and operations, thereby potentially increasing the financial, legal, operational, regulatory, and/or compliance risks associated with them, and require the diversion of financial and management resources from existing operations or alternative opportunities. We may be dependent on partners, controlling shareholders, management, or other persons or entities who control the joint venture and who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Furthermore, joint venture partners receive access to our intellectual property and other resources, which introduces the risk of theft and/or exploitation.

For example, we own a 50% membership interest in the King Mountain JV. Decision-making control over the King Mountain JV’s actions rests in a committee of four member managers, with two from Hut 8 and two from our partner. If the member managers from Hut 8 and our joint venture partner are not aligned with respect to business interests, strategies, or goals, or if the member managers from Hut 8 and our joint venture partner cannot reach agreement in decision-making processes, there is a risk that we may not be able to operate the King Mountain site optimally from a financial, legal, operational, regulatory, and/or compliance perspective. If this situation materializes, it may have a material adverse effect on our business, financial condition, and results of operations.

Business decisions or other actions or omissions of the partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our interest in the King Mountain JV, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand. Our ability to realize value from our joint ventures may be limited by applicable securities laws and regulations. If we fail to address the foregoing risks or other problems encountered in connection with past or future joint ventures, new technologies, services, and other assets, it could have a material adverse effect on our business, financial condition, and results of operations.

We face certain risks associated with our current indebtedness, and failure to service debt or remain in compliance with certain covenants under contracted terms may have a material adverse effect on our business, financial condition, and results of operations.

As of December 31, 2023, we had approximately $187.4 million of outstanding debt. Our level of indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. In addition, the increased amount of cash required to pay interest on our indebtedness could reduce funds available for capital expenditures, share repurchases and dividends, and other activities, which may create competitive disadvantages for us relative to other companies with lower debt levels.

Our obligation to repay approximately $45.0 million as of December 31, 2023 under the Refinanced Loan Agreement is secured by a security interest in certain assets, including 23,500 USBTC miners and USBTC’s mining facility in Niagara Falls, New York and all property and assets of USBTC, USDG, and USDTG. In the event that we fail to pay the outstanding loan amount or otherwise default under the Refinanced Loan Agreement, Anchorage will be entitled to, amongst other remedies, (i) declare the outstanding loan amount immediately due and payable and/or (ii) enforce the rights granted to it pursuant to its security interests, including foreclosing upon the assets subject to the security interest.

While Hut 8, as a parent entity, is not a guarantor under the King Mountain JV Senior Note, in the event that USBTC and/or its subsidiaries fail to pay the outstanding loan amounts or otherwise default under the loan, it may have a material adverse effect on our business, financial condition and results of operations.

In addition, the Coinbase Agreement provides a $15.0 million term loan, an option of drawing an additional $20.0 million delayed-draw term loan tranche between one and two months following closing and an option of drawing an additional $15.0 million delayed-draw term loan tranche within 15 business days following the completion of the Business Combination. We have opted to draw the additional $20.0 million and $15.0 million tranches. The Coinbase Agreement facility will mature 364 days after the date of the first borrowing. Obligations under the Coinbase Agreement are secured by our interest in certain Bitcoin held in the custody of Coinbase Custody. On January 12, 2024, we entered into an amendment and restatement of the Coinbase Agreement, whereby Coinbase has provided an additional $15.0 million loan, increasing the aggregate principal amount of loans under the Coinbase Agreement to $65.0 million. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report for a description of the Anchorage and Coinbase Agreements.

We are party to various arrangements with lenders as described in more detail in this Annual Report, and we may become party to additional debt financing arrangements in the future. Any agreements governing our debt obligations may contain financial covenants and covenants that restrict our and our subsidiaries’ ability to take certain corporate and operational actions. As a result of these covenants, we could be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Any violation by us of any of these covenants could provide the lender with the ability to accelerate the maturity of the indebtedness and exercise a variety of remedies, including foreclosing on any collateral securing the debt.

If we are unable to increase the operating scale of our existing data centers as planned, we will be required to find alternative options to increase the operating scale of our data center portfolio. If this scenario were to materialize and if we were unsuccessful in our effort to expand our operating scale by other means, it may adversely affect our results of operations.

We plan to increase the operating scale of our existing data centers by energizing additional miners or upgrading our fleet of miners at each site. We face several risks as we execute this plan, including, but not limited to, the risk that we fail to secure regulatory approval and the risk that we are not prepared, for reasons within or beyond our control, to energize miners in a timely manner or at all upon their delivery. If we are unable to successfully increase the operating scale of our data centers, and if we are unsuccessful in our effort to expand our operating scale by other means, it may adversely affect our results of operations.

We may face risks of Internet disruptions, which could have an adverse effect on the price of digital assets.

Generally, digital assets and our business of mining digital assets are dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations until the disruption is resolved and have an adverse effect on the price of digital assets and our ability to contribute computing power to pools that mine digital assets.

We may become dependent on third-party brokers and direct suppliers to source some or all of our miners, and the failure to properly manage these relationships, or the failure of these brokers or suppliers to perform as expected, could have a material adverse effect on our business, prospects, or operations.

While we have historically purchased miners directly from miner manufacturers, we may in the future rely on third-party brokers or other suppliers to source some or all of our miners. We cannot ensure that business interruptions will not occur as a result of the potential failure of these brokers or suppliers to perform as expected, for reasons including, but not limited to, our failure to secure acceptable or a sufficient number of miners.

We and many of our peers have purchased mining equipment at scale in the past, which has at times resulted in a worldwide shortage of mining equipment and extended delivery schedules for new miner purchases. We cannot ensure that miner manufacturers will be able to keep pace with potential increases in demand for mining equipment in the future. Furthermore, resource constraints or regulatory barriers could affect our ability to purchase and secure miners. For example, China has experienced power shortages in the past, which at times led to business disruptions to certain of our miner manufacturer suppliers. There is a possibility that certain miner manufacturers may relocate their manufacturing activities from China to other countries following the September 2021 regulatory blanket ban on digital asset mining and transactions in China. Such factors, including power outages and the relocation of manufacturing activities, could result in cancellations or delays and may negatively impact our ability to receive mining equipment on a timely basis or at all.

In the past, increased demand for miners has also limited the supply of miners that brokers can source. We cannot ensure that brokers, if engaged, or suppliers will continue to perform to our satisfaction or under commercially attractive terms. Brokers or suppliers may also decline our orders to fulfill orders from a competitor, which could harm our competitive position. If our brokers or suppliers were to not provide services according to our needs or to become unable to produce and deliver the volume of miners we require, we may not be able to find alternative means of purchasing and securing miners in a timely manner. Any delays, interruptions, or increased costs resulting from these dynamics could have a material adverse effect on our business, prospects, or operations.

We are involved in legal proceedings from time to time, which could adversely affect us. We cannot predict the outcome of any legal proceedings with respect to our current and past business activities.

From time to time, we may be a party to legal and regulatory proceedings, including matters involving governmental agencies or regulators, entities with whom we do business and other proceedings, whether arising in the ordinary course of business or otherwise. We evaluate our exposure to legal and regulatory proceedings and establish reserves, if required, for the estimated liabilities in accordance with generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties and contingencies. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liabilities, or require us to change our business practices. In addition, the expenses and liabilities of litigation and other proceedings, and the timing of these expenses from period to period, are difficult to estimate, subject to change, and could adversely affect our business, financial condition, and results of operations. For a description of material legal proceedings in which we are involved, see Note 22. Commitments and contingencies  to our Consolidated Financial Statements included elsewhere in this Annual Report.

In addition, responding to lawsuits brought against us and governmental inquiries or legal actions that we may initiate can often be expensive and time-consuming and disruptive to normal business operations. Moreover, the results of complex legal proceedings and governmental inquiries could adversely affect our business, results of operations, or financial condition, and we could incur substantial monetary liability and/or be required to change our business practices.

The properties included in our mining, hosting, and data center network may experience damages, including damages that are not covered by insurance.

Our current mining, hosting, and data center operations are, and any future mines we establish will be, subject to a variety of risks relating to physical condition and operation, including:

●	the presence of construction or repair defects or other structural or building damage;
●	any noncompliance with or liabilities under applicable environmental, health, or safety regulations or requirements or building permit requirements;
●	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods, and windstorms; and
●	and claims by employees and others for injuries sustained at our properties.

For example, a mine could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the mine. The security and other measures we take to protect against these risks may not be sufficient. Additionally, a mine could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electrical power generating capacity. Given the power requirement, it would not be feasible to run miners on back-up power generators in the event of a power outage. Our insurance may cover all or a portion of the replacement cost of any lost or damaged miners, but does not cover any interruption of our mining activities; our insurance therefore may not be adequate to cover the losses we suffer as a result of any of these events. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mines in our network, such mines may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from such mines.

If we fail to succeed in the AI infrastructure market, our revenues, growth prospects, and financial condition could be materially and adversely affected.

The future revenue growth of our AI infrastructure business will depend largely on our ability to successfully expand our business in the AI market. We cannot predict how or to what extent the demand for our products in the AI market will develop going forward. If we fail to obtain the necessary equipment or fail to effectively utilize this equipment, or if the AI market does not develop as we currently anticipate, our revenues, growth prospects, and financial condition could be materially and adversely affected.

In addition, in connection with our AI business, we may need to recruit more employees for research and development and product development, such as software, machine learning, and AI engineers. We intend to capitalize on market opportunities for introducing new product applications and conduct advance planning for our AI products in a timely manner. However, if we fail to penetrate into any of these or other new markets to which we devote our resources, we may not be able to generate returns on our investments and our financial condition could suffer.

AI technologies are constantly evolving, and any flaws in or misuse of AI, even if committed by other third parties, could have a negative impact on our business, reputation, brands, and the general acceptance of AI solutions by society.

AI technologies are still in a preliminary stage of development and are constantly evolving. As with many disruptive innovations, AI presents risks and challenges that could affect user perception and its adoption. Any flaws in or insufficiencies of AI, and any inappropriate or premature usage thereof, whether actual or perceived, and whether by us or by other third parties, may dissuade prospective customers from adopting AI solutions, and may impair the general acceptance of AI by broader society. Moreover, AI is covered extensively, and in many instances critically, by various news media across the world. There is no assurance that any of the AI products we may develop will not be misused or applied in a way that is inconsistent with public expectations. Any misuse of our AI technologies, whether actual or perceived, and whether by us or by other third parties, could negatively impact our brands and reputation, and in turn our business, financial condition, and results of operation.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or nonperformance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, financial condition, and results of operations.

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems.

For example, our cash is held in accounts at Canadian and U.S. banking institutions. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Canada Deposit Insurance Corporation (“CDIC”) insurance limits in Canada and FDIC insurance limits in the United States. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. There is no guarantee that the CDIC, U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks and/or financial institutions, or that they would do so in a timely fashion. Any loss that we may experience in the future could have a material and adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause delays in making payments to our vendors and employees, among other counterparties, and cause other business and operational disruptions.

New lines of business or new services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new services within existing lines of business. For example, we have acquired, through a subsidiary and in partnership with Macquarie, four natural gas power plants in Ontario. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or where the operational requirements of new lines of business differ substantially from existing lines of business. In developing and marketing new lines of business and/or new services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new services may not be achieved and profitability targets may not prove feasible. External factors, such as compliance with regulations, competition and shifting market preferences, may also impact the successful implementation of a new line of business or a new service.

In addition, our personnel and technology systems may fail to adapt to the changes in such new areas or we may fail to effectively integrate new services into our existing operations and we may lack experience in managing new lines of business or new services. In addition, we may be unable to proceed with the operations as planned or compete effectively due to different competitive landscapes in these new areas. Even if we expand our businesses into new jurisdictions or areas, the expansion may not yield intended profitable results. Furthermore, any new line of business and/or new service could have a significant impact on the effectiveness of our internal control system. Failure to successfully manage these risks in the development and implementation of new lines of business or new services could have a material adverse effect on our business, results of operations, and financial condition.

Prior to the closing of the Business Combination, USBTC had completed a rescission offer of privately issued securities, with one offeree choosing to accept USBTC’s rescission offer to date (the “Rescission Offer”).

In July 2021, prior to the closing of the Business Combination, USBTC offered to repurchase all of the shares of USBTC common stock and USBTC Series A preferred stock sold during the various fundraising rounds, as well as promissory notes with an aggregate principal amount of $5.87 million (collectively, the “Rescission Securities”). The Rescission Securities were originally purchased in private transactions by certain persons who are or were residents of California, Florida, Illinois, Maryland, Massachusetts, Pennsylvania, Nevada, New Jersey, New York, Texas, Virginia, Washington, Puerto Rico, Canada, the Cayman Islands, Hong Kong, and the United Arab Emirates at the time such Rescission Securities were purchased.

Management of USBTC became aware that (i) court orders (the “SEC Orders”) against two of USBTC’s now-former stockholders, John Stetson and Mark Groussman, which, among other things, restrain and enjoin such stockholders from violating certain federal securities laws, may have precluded USBTC from relying on certain federal and state securities exemptions for the offerings since such stockholders may have been deemed “promoters” based on certain of their activities in one or more of the offerings, (ii) it is possible that payments made to certain persons may be deemed as a commission or finder’s fee in connection with one or more of the offerings and (iii) given the fact that proper notification and/or other provisions for an exemption may not have been complied with, the sale of certain Rescission Securities may not have been in compliance with state securities, “blue sky” or other applicable laws. Additionally, a current beneficial owner of securities of USBTC is a family member of a third defendant implicated in the SEC Order. It is possible the USBTC stockholder relationship with such individual could be subject to regulatory scrutiny and alleged by regulators as USBTC acting in concert with the bad actor defendants. Because of the aforementioned items, it is possible that the disclosure provided to subscribers in the aforementioned offerings was incomplete. As a result, USBTC elected to conduct the Rescission Offer. All equity previously held by Messrs. Stetson and Groussman and any of their family members and/or affiliates has been sold to other equity holders of USBTC, and USBTC has taken all other actions necessary as of August 2021 so that Messrs. Stetson and Groussman no longer have any involvement with USBTC.

The Rescission Offer remained open until the earlier of (i) the date on which USBTC received written responses from all offerees and (ii) 30 days after delivery of the Rescission Offer. As of the date of this Annual Report, the Rescission Offer has closed and only one holder of 126 shares of USBTC Series A Preferred Stock elected to have USBTC redeem his investment and rescind his purchase of the USBTC Series A Preferred Stock. If all securityholders were to have accepted the Rescission Offer, USBTC would have been required to pay approximately $41.2 million in the aggregate. As of the date of this Annual Report, USBTC has voluntarily paid off the promissory notes with an aggregate principal amount of $5.87 million.

However, the Securities Act does not provide that a Rescission Offer will extinguish a holder’s right to rescind the purchase of a security that was not registered or exempt from the registration requirements under the Securities Act. Consequently, in the future, holders of Rescission Securities may choose to exercise their rescission rights. There is no guarantee that this will not happen, and, as such, we may remain liable under the Securities Act for the purchase price of the Rescission Securities subject to the Rescission Offer. Should additional holders of Rescission Securities seek to rescind their prior purchases or should the validity of the Rescission Offer be contested for any reason, we may not have enough cash or cash equivalents to pay any holders of Rescission Securities who may claim they continue to have a right to rescind their purchase of Rescission Securities.

We, through USBTC, are subject to orders in three states, Massachusetts, Maryland, and Virginia, and our failure to comply with federal and state securities laws and regulations in connection with the Rescission Offer could subject us to additional enforcement actions, monetary fines and penalties, disqualifications under federal securities laws, and impair our ability to raise capital in the future.

We are relying upon exemptions from the securities registration provisions of the federal and state securities laws and regulations in connection with the Rescission Offer. In relying upon such exemptions, we have the burden of ensuring compliance with such laws for the Rescission Offer, including the applicable state anti-fraud provisions. As of the date of this Annual Report, we have voluntarily disclosed the Rescission Offer and corresponded with the state securities regulators in the states of California, Maryland, New Jersey, Pennsylvania, Virginia, Massachusetts and Washington regarding the Rescission Offer and we have been advised by all such states that no further actions are necessary. Given that we believe that the Rescission Securities were exempt from registration under Section 4(a)(2) of the Securities Act, we do not believe there were any violations of federal securities laws, and as such, we have not notified any federal regulators regarding the Rescission Offer.

In connection with the Rescission Offer, the Commonwealth of Massachusetts, Office of the Secretary of the Commonwealth, Securities Division (the “Massachusetts Division”) issued a Consent Order, Docket No. E-2022-0011, on March 22, 2022 (the “Massachusetts Order”) in lieu of a hearing. The Massachusetts Order recited that the Massachusetts Division had conducted an investigation of USBTC pursuant to the Massachusetts Uniform Act, Mass. Gen. Laws c. 110A the (“Massachusetts Securities Act”) and the regulations promulgated thereunder (the “Massachusetts Regulations”), and reviewed self-reported allegations of alleged sales of unregistered securities of USBTC in the State of Massachusetts in potential violation of the Massachusetts Securities Act and Massachusetts Regulations which securities had not been determined to be exempt from registration requirements. As had been agreed by and consented to by USBTC, the Massachusetts Order, in summary, required USBTC to (i) permanently cease and desist from committing violations of the Massachusetts Securities Act; (ii) offer to rescind securities purchase transactions with five Massachusetts residents; (iii) submit the necessary paperwork and pay the necessary fees in order to register the sales to the Massachusetts residents with the Massachusetts Division; and (iv) pay an administrative fine in the amount of $1.0 million. With respect to the requirement to offer rescission, USBTC resent the Rescission Offer provided in July 2021, with additional Massachusetts-specific disclaimers, to the five Massachusetts residents, who collectively held 4,335 shares of USBTC Series A Preferred Stock, in April 2022. The Massachusetts investors reconfirmed their declination of the offer to rescind. In April 2022, USBTC paid the $1.0 million administrative fine.

In connection with the Rescission Offer, USBTC entered into a Stipulation for Consent Order, Case No. 2021-0127, on November 5, 2021 (the “Maryland Order”) in lieu of a hearing, following receipt of a Consent Order from the Maryland Securities Division of the Office of the Attorney General Division (the “Division”). The Maryland Order recited that the Commissioner had reviewed allegations that unregistered securities of USBTC were sold by USBTC in the State of Maryland in violation of Section 11-101 et seq. of the Maryland Securities Act, Md. Code Ann., Corps. And Ass’ns. (the “Maryland Securities Act”) which securities had not been determined to be exempt from registration requirements. As had been agreed by USBTC, the Maryland Order, in summary, required USBTC to offer to rescind securities purchase transactions with three Maryland residents, admit to the jurisdiction of the Division as to substance and entry of the Maryland Order, and comply with the provisions of the Maryland Securities Act in any and all such future Maryland offers and sales of securities. With respect to the requirement to offer rescission, USBTC resent the Rescission Offer provided in July 2021, with additional Maryland-specific disclaimers, to the three Maryland residents, who collectively held 1,876 Seed Shares and 126 shares of USBTC Series A Preferred Stock, in November 2021. The Maryland investors reconfirmed their declination of the offer to rescind.

In connection with the Rescission Offer, USBTC entered into a Settlement Order, Case No. 2021-00029, on October 26, 2021 (the “Virginia Order”) in lieu of a hearing, following receipt and approval of the Settlement Order from the Commonwealth of Virginia, State Corporation Commission’s (the “Commission”) Division of Securities and Retail Franchising (Richmond) (the “Virginia Division”). The Virginia Order recited that the Virginia Division had conducted an investigation of USBTC pursuant to Section 13.1-518 of the Virginia Securities Act (the “Virginia Act”) and Section 13.1-501 et seq. of the Code of Virginia, and reviewed self-reported allegations of alleged sales of unregistered securities of USBTC in the State of Virginia in violation of Section 13.1-507 of the Virginia Act which securities had not been determined to be exempt from registration requirements. As had been agreed by and consented to by USBTC, the Virginia Order, in summary, required USBTC to (i) offer to rescind securities purchase transactions with four Virginia residents; (ii) pay to Virginia a monetary penalty and fees to defray the Division investigatory costs in the amounts of $5,000 and $1,000, respectively; (iii) admit to the jurisdiction and authority of the Commission as to substance and entry of the Virginia Order, and (iv) comply with the provisions of the Virginia Securities Act in any and all such future Virginia offers and sales of securities. With respect to the requirement to offer rescission, USBTC resent the Rescission Offer provided in July 2021, with additional Virginia-specific disclaimers, to the four Virginia residents, who collectively held 750 shares of USBTC Common Stock from the USBTC Founder’s Round, 1,875 shares of USBTC Common Stock from the USBTC Seed Round and 441 shares of USBTC Series A Preferred Stock, in October 2021. The Virginia investors reconfirmed their declination of the offer to rescind.

If, for any reason, we fail to comply with the applicable state securities exemptions, or we have failed in the past to comply, we may, among other things, be subject to both investigations and administrative actions by federal and/or state regulatory agencies, administrative fines and penalties, disqualifications from use of exemptions under federal securities laws, or actions for rescission or for damages. There is no guarantee that we will not become subject to such actions in the future. Such actions, if commenced, could have a material adverse effect on our ability to raise necessary capital in the future.

While we have always endeavored to fully comply with all such laws, there is no assurance that any non-compliance will not have a material adverse effect on us.

Our Regulatory-Related Risks

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions could make it impractical or impossible for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” for purposes of the Investment Company Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the Investment Company Act. We intend to conduct our operations so that we will not be deemed an investment company. We believe that we are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. The SEC and its staff have taken the position that certain digital assets fall within the definition of a “security” under the U.S. federal securities laws. Although public statements by senior officials and the staff of the SEC indicate that the SEC does not intend to take the position that Bitcoin is a security (in its current form), such statements are not official policy statements by the SEC and reflect only the speakers' views, which are not binding on the SEC or any other agency or court.

As a result of our investments and our digital asset mining activities, it is possible that the investment securities we hold in the future could exceed 40% of our total assets, exclusive of U.S. government securities and cash items, particularly if such SEC treatment changes, and, accordingly, we could determine that we have become an inadvertent investment company under the second definition above. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions or exemptions under the Investment Company Act. One such exemption, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. As of the date of this Annual Report, we do not believe we are an inadvertent investment company. If we do become an inadvertent investment company in the future, we may take actions to cause the investment securities held by us to be less than 40% of its total assets, which may include acquiring assets with the cash and Bitcoin on hand or liquidating investment securities or Bitcoin or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner. Liquidating investment securities or Bitcoin could result in losses.

As the Rule 3a-2 exemption is available to a company no more than once every three years, and assuming no other exclusion or exemption is available to us, we would have to keep within the 40% limit for at least three years after we rely on Rule 3a-2 and subsequently cease being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

Classification as an investment company under the Investment Company Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming, expensive and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the Investment Company Act regime. The cost of such compliance would result in us incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact on our operations. Furthermore, our classification as an investment company could adversely affect our ability to engage in future combinations, acquisitions, or other transactions on a tax-free basis.

We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, prospects or operations.

As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets with certain governments deeming them illegal while others have allowed their use and trade. Certain countries such as China and Russia have taken harsh regulatory action to curb the use of digital assets and may continue to take regulatory action in the future that could severely restrict the right to acquire, own, hold, sell, or use these digital assets or to exchange them for fiat currency. Such restrictions may adversely affect us as the large-scale use of Bitcoin as a means of exchange is presently confined to certain regions globally.

Certain governments have deemed digital assets illegal or have severely curtailed the use of digital assets by prohibiting the acceptance of payment in Bitcoin and other digital assets for consumer transactions and barring banking institutions from accepting deposits of digital assets. Governments may, in the future, restrict or prohibit the acquisition, use, or redemption of digital assets. Ownership of, holding of trading in digital assets may then be considered illegal and subject to sanctions. Governments may also take regulatory action that may increase the cost and/or subject digital asset mining companies to additional regulation.

Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, our ability to continue as a going concern or to pursue our strategy at all. Ongoing and future regulatory actions may also have a material adverse effect on the value of any Bitcoin we mine or otherwise acquire or hold for our own account. The effect of any future regulatory change on us or any digital asset that we may mine is impossible to predict, but such change could be substantial and adverse. Investors should consult their tax advisers regarding the substantial uncertainty regarding the tax consequences of an investment in Bitcoin.

Bitcoin and other forms of digital assets have been the source of significant regulatory scrutiny in the United States and internationally. Bitcoin and other digital assets are viewed disparately across various regulatory and standards-setting organizations internationally, as well as in the United States at the federal and state levels. For example, the Financial Action Task Force (“FATF”) and the U.S. Internal Revenue Service (“IRS”) consider a digital asset as currency or an asset or property. Further, the IRS applies general tax principles that apply to property transactions to transactions involving virtual currency. The U.S. Commodity Futures Trading Commission (“CTFC”) classifies Bitcoin as a commodity. The SEC and its staff have taken the position that certain cryptocurrencies fall within the definition of a “security” under the U.S. federal securities laws and have issued reports, orders, and statements that provide guidance on when a cryptocurrency may be a security for purposes of the U.S. federal securities laws. The SEC generally does not provide advance guidance or confirmation on the status of any particular cryptocurrency as a security. Public statements made by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin is a security (as currently offered and sold). However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset. As of the date of this Annual Report, with the exception of certain centrally issued digital assets that have received “no-action” letters from the SEC staff, Bitcoin is the only digital asset that senior officials at the SEC have publicly stated is unlikely to be considered a security. On July 25, 2017, the SEC released an investigative report which indicates that the SEC would, in some circumstances, consider the offer and sale of Blockchain tokens pursuant to an initial coin offering subject to U.S. securities laws. Similarly, on August 24, 2017, the Canadian Securities Administrators published CSA Staff Notice 46-307 – Cryptocurrency Offerings, providing guidance on whether initial coin offerings, pursuant to which tokens are offered to investors, are subject to Canadian securities laws. If laws and regulations evolve or the SEC changes its position with respect to whether Bitcoin is regarded as a type of security, we may be subject to Investment Company Act and other regulations surrounding securities.

There is also a risk that relevant authorities in any jurisdiction may impose more onerous regulation on or scrutiny of Bitcoin, for example banning its use, regulating its operation, or otherwise changing its regulatory treatment. Such changes could involve significant compliance or other costs, or otherwise have a material adverse impact on our business model, operations, and financial performance. If the use of Bitcoin is made illegal in jurisdictions where Bitcoin is currently traded, the available market for Bitcoin may contract. For example, on September 24, 2021, the People’s Bank of China announced that all activities involving digital assets in mainland China are illegal, which corresponded with a significant decrease in the price of Bitcoin. If another government with considerable economic power were to ban digital assets or related activities, this could have further adverse impact on the price of Bitcoin.

Digital asset trading platforms may also be subject to increased regulation, and there is a risk that increased compliance costs are passed through to users, including us, as we exchange Bitcoin earned through our mining activities. There is a risk that a lack of stability in the Bitcoin exchange market and the closure or temporary shutdown of Bitcoin exchanges due to fraud, business failure, hackers, malware, or government-mandated restrictions may reduce confidence in the Bitcoin network and result in greater volatility in or suppression of Bitcoin’s value and consequently have a material adverse impact on our operations and financial performance. Note that although Bitcoin is not currently treated as a security by the SEC, the exchanges on which Bitcoin is traded typically provide trading services with respect to numerous other digital assets, some of which may be deemed to be securities by the SEC, and some of them are currently under investigation by the SEC and other regulators as well. If any of these exchanges are shut down due to regulatory action or have their activities significantly curtailed or otherwise modified, it could become more difficult for us and other holders of Bitcoin to monetize holdings. This could also result in a decrease in the overall price of Bitcoin which could have a material adverse impact on our operations and financial performance.

In the United States, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, the SEC, the Finance Crimes Enforcement Network of the U.S. Treasury Department (“FinCEN”) and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin network, Bitcoin users and the Bitcoin exchange market, in light of the FTX and other bankruptcies. Increasing regulation and regulatory scrutiny may result in new costs for us and our management may have to devote increased time and attention to regulatory matters or change aspects of our business. Increased regulation may also result in limitations on the use cases of Bitcoin. In addition, regulatory developments may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a “money service business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

Furthermore, in the future, foreign governments may decide to subsidize or in some other way support certain large-scale Bitcoin mining projects, thus adding hashrate to the overall network. Such circumstances could have a material adverse effect on the amount of Bitcoin that we may be able to mine as well as the value of Bitcoin and, consequently, our business, prospects, financial condition, and operating results.

We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin under the law, and ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of Bitcoin and materially and adversely impact our business. If we fail to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties, and other governmental action. Such circumstances could have a material adverse effect on our ability to pursue our business model at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any digital assets we hold or expect to acquire for our own account.

Blockchain technology may expose us to sanctioned or blocked persons or may result in unintentional or inadvertent violations of sanctions, laws, and regulations.

We are subject to the rules enforced by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), including prohibitions on conducting direct or indirect business with persons named on, or owned or controlled by persons named on, OFAC’s various sanctions lists, including the Specially Designated Nationals and Blocked Persons list. We are also prohibited from direct or indirect dealings with persons located in, organized in, or nationals of, jurisdictions subject to U.S. embargos (as of the date of this Annual Report, Cuba, Iran, North Korea, Syria, and three regions of Ukraine (the Crimea region, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic)), and may be prohibited from dealing with persons in other jurisdictions subject to limited U.S. sanctions such as Venezuela and Russia. However, because of the pseudonymous nature of blockchain transactions, we may be inadvertently and without knowledge directly or indirectly engaging in transactions with or for the benefit of prohibited persons. OFAC sanctions violations are typically regarded as “strict liability” violations, meaning we may be held responsible for transacting with prohibited parties even if we have no knowledge that a particular counter party is a prohibited person under the OFAC sanctions regulations.

If it is determined that we have transacted with prohibited persons, even inadvertently, this could result in reputational harm, the imposition of fines or penalties, and costs associated with governmental inquiries and investigations. All of the foregoing could be substantial.

The digital asset economy is novel and has little to no access to policymakers or lobbying organizations, which may harm our ability to effectively react to proposed legislation and regulation of digital assets or digital asset platforms adverse to our business.

As digital assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies, and public advocacy groups have been examining the operations of digital asset networks, users, and platforms, with a focus on how digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold digital assets for users. Many of these entities have called for heightened regulatory oversight and have issued consumer advisories describing the risks posed by digital assets to users and investors. For instance, in July 2019, then-U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about digital assets. Members of Congress have made inquiries into the regulation of digital assets, and Gary Gensler, Chair of the SEC, has made public statements regarding increased regulatory oversight of digital assets. Outside the United States, several jurisdictions have banned so-called initial coin offerings, such as China and South Korea, while Canada, Singapore, and Hong Kong have opined that token offerings may constitute securities offerings subject to local securities regulations. In July 2019, the U.K.’s Financial Conduct Authority proposed rules to address harm to retail customers arising from the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors due to extreme volatility, valuation challenges, and association with financial crimes. In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading, and in September 2021, Chinese regulators instituted a blanket ban on all digital asset mining and transactions, including overseas digital asset exchange services taking place in China, effectively making all digital asset-related activities illegal in China (the “China Ban”).

The digital asset economy is novel and has little to no access to policymakers and lobbying organizations in many jurisdictions. Competitors from other, more established industries, including traditional financial services, may have greater access to lobbyists or governmental officials, and regulators that are concerned about the potential for digital assets for illicit usage may effect statutory and regulatory changes with minimal or discounted inputs from the digital asset economy. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways that harm the digital asset economy or digital asset platforms, which could adversely impact our business.

It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin or other digital assets, participate in blockchains or utilize similar digital assets in one or more countries, which would adversely affect our business operations.

Although currently digital assets generally are not regulated or are lightly regulated in most countries, countries such as China and Russia have taken harsh regulatory action to curb the use of digital assets and may continue to take regulatory action in the future that could severely restrict the right to acquire, own, hold, sell, or use these digital assets or to exchange them for fiat currency. In 2021, China instituted the China Ban. In other nations, including Russia, it is illegal to accept payment in Bitcoin or other digital assets for consumer transactions, and banking institutions are barred from accepting deposits of Bitcoin. Such restrictions may adversely affect us as the large-scale use of Bitcoin as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, ultimately harming investors.

Our business may be subject to substantial energy regulation and may be adversely affected by legislative or regulatory changes, as well as liability under, or any future inability to comply with, existing or future energy regulations or requirements. We are required to obtain, and to comply with, government permits and approvals.

Our business may be subject to extensive U.S. and Canadian federal, state, provincial, and local laws. Compliance with, or changes to, the requirements under these legal and regulatory regimes may cause us to incur significant additional costs or adversely impact our ability to compete on favorable terms with competitors. Failure to comply with such requirements could result in the shutdown of a non-complying facility, the imposition of liens, fines, and/or civil or criminal liability and/or costly litigation before the agencies and/or in state or federal court. Changes to these laws and regulations could result in temporary or permanent restrictions on certain operations at our facilities, including our anticipated power generation facilities, or restrictions on their use in connection with our datacenter operations. Compliance with, or opposing such regulation, may be costly.

The regulatory environment has undergone significant changes in the last several years due to state, provincial and federal policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new renewable generation and, in some cases, transmission. These changes are ongoing, and we cannot predict the future design of the power markets or the ultimate effect that the changing regulatory environment will have on our business. If competitive restructuring of the electric power markets is reversed, discontinued, delayed, or materially altered, our business, financial condition, results of operations, and prospects could be negatively impacted.

The regulatory and legislative developments related to climate change may materially adversely affect our brand, reputation, business, results of operations, and financial position.

A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to the increasing focus on climate change and its potential impact, including from governmental bodies, interest groups and stakeholders. For example, the Paris Agreement became effective in November 2016, and signatories are required to submit their most recent emissions goals in the form of nationally determined contributions. Despite our sustainability objectives in sourcing electricity from renewable energy sources, given the very significant amount of electrical power required to operate Bitcoin mining machines, as well as the environmental impact of mining for the rare earth metals used in the production of mining servers, the Bitcoin mining industry may become a target for future environmental and energy regulation. Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, costs to purchase renewable energy credits or allowances, and other costs to comply with such regulations. Specifically, imposition of a tax or other regulatory fee in a jurisdiction where we operate or on electricity that we purchase could result in substantially higher energy costs, and due to the significant amount of electrical power required to operate Bitcoin mining machines, could in turn put our facilities at a competitive disadvantage. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance, and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could have a material adverse effect on our financial position, results of operations, and cash flows.

Our cost of compliance with existing and new environmental laws could have a material adverse effect on us.

We are subject to extensive environmental regulation by governmental authorities, including the U.S. and Canadian federal, state, and provincial environmental agencies and attorneys general. Our operations may be subject to federal, state, provincial, and local laws and regulations, related to air and water quality, hazardous and solid waste disposal, and other environmental matters. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these regulatory requirements, we could be forced to reduce or discontinue operations or become subject to administrative, civil, or criminal liabilities and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, all of which could result in significant additional costs beyond those currently contemplated to comply with existing requirements. Any of the foregoing could have a material adverse effect on our business.

The U.S. and Canadian federal governments, along with several provincial and state governments, have also announced intentions to adhere to certain international protocols regarding greenhouse gas (“GHG”) emissions and regulate GHGs and certain air pollutants. In addition to federal action, many state, provincial and local officials have stated their intent to intensify efforts to regulate GHG emissions. These governments are currently developing and/or implementing regulatory and policy frameworks to deliver on their announcements. Future federal, provincial, or state regulatory actions could require us to install significant additional control equipment, resulting in potentially material costs of compliance for our sites, such as our facilities at Far North, including capital expenditures, higher operating and fuel costs, and potential production curtailments. These costs could have a material adverse effect on us. We may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain, maintain, or comply with any such approval or if an approval is retroactively disallowed or adversely modified, the operation of future or current generation facilities could be stopped, disrupted, curtailed, or modified or become subject to additional costs. Any such stoppage, disruption, curtailment, modification, or additional costs could have a material adverse effect on our business.

In addition, we may be responsible for any on-site liabilities associated with the environmental condition of facilities that we have acquired, leased, developed, or sold, regardless of when the liabilities arose and whether they are now known or unknown. In connection with certain acquisitions and sales of assets, we may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could, depending on the circumstances, assert an environmental claim against us or fail to meet its indemnification obligations to us.

If tax authorities were to successfully challenge the transfer pricing of our cross-border intercompany transactions, our tax liability may increase.

We have cross-border transactions among Hut 8 Corp. and our subsidiaries in relation to various aspects of our business, including operations, financing, marketing, sales, and delivery functions. Canadian and U.S. transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any international transaction involving associated enterprises be on arm’s-length terms and conditions. We view the transactions entered into among Hut 8 Corp. and our subsidiaries to be priced on arm’s length terms and conditions and to be in accordance with the relevant transfer pricing regulations. If, however, a tax authority in any jurisdiction successfully challenges our position and asserts that the terms and conditions of such transactions are not on arm’s length terms and conditions, or that other income of our subsidiaries should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows, which in turn could have a material adverse effect on our future cash flows, future earnings, and financial condition.

Mining of Bitcoin is subject to existing taxes and may be subject to new taxes.

Where a digital asset has been acquired as a result of mining activities of a commercial nature, we are currently subject to certain applicable taxes by applicable government authorities and may be subject to certain new taxes imposed by various applicable governmental authorities, whether at the time the digital asset is earned, as a service, or otherwise in connection with the operations we currently undertake or may in the future undertake as part of our ongoing strategic plan. Furthermore, the Canadian federal government has imposed a punitive input tax credit policy on Bitcoin miners that prevents miners from claiming tax credits on the purchase of their infrastructure and machinery. In the United States, the federal government has proposed a new tax on electricity use for miners, which, if passed, could be a 30% tax phased in over three years.There are no assurances that any such taxes will not have a material adverse impact on our business, results of operations and financial condition.

The U.S. federal income tax treatment of transactions in digital assets is unclear.

In the case of Bitcoin, due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets such as

Bitcoin are uncertain. Our dealings, in or in connection with digital assets, as well as transactions in digital assets generally, could be subject to adverse tax consequences in the United States, including as a result of changes in the legal regimes regulating digital assets, and our operating results, as well as the price of digital assets, could be adversely affected thereby.

Many significant aspects of the U.S. federal income tax treatment of digital assets (including with respect to the amount, timing and character of income recognition) are uncertain. In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of digital assets for U.S. federal income tax purposes and, in particular, providing that such digital assets (1) are “property,” (2) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (3) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. The Notice and the Ruling & FAQs, however, do not address other significant aspects of the U.S. federal income tax treatment of digital assets. We do not intend to request a ruling from the IRS on these or any other issues, and we will take positions on these and other U.S. federal income tax issues relating to digital assets that we believe to be reasonable. There can be no assurance that the IRS will agree with the positions we take, and it is possible that the IRS will successfully challenge our positions.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for us and could have an adverse effect on the value of Bitcoin or other digital assets. Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that we will hold certain types of digital assets that are not within the scope of the Notice.

On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act (the “IIJA”) into law. The IIJA implements a set of comprehensive financial account information reporting rules that will apply to persons, including digital asset trading platforms and custodians, that regularly effect transfers of digital assets on behalf of other persons. In particular, these rules will require digital asset trading platforms and custodians to report digital asset transactions (including sales, exchanges and other transfers) effected on behalf of other persons on an annual return, in a manner similar to the current reporting rules for brokers that effect stock and other securities transactions on behalf of customers. The IRS issued proposed regulations on these rules on August 28, 2023. Under the proposed regulations the gross proceeds of sales or exchanges of digital assets must be reported for transactions that take place on or after January 1, 2025, and, in certain circumstances, gain or loss with respect to such sales or exchanges must be reported for transactions that take place on or after January 1, 2026.

These rules, the effects of which may depend in significant part on regulations or other guidance from the IRS on their implementation, could create significant compliance burdens for us and our investors, and could affect the price of digital assets, which could have an adverse effect on our investments.

The state, local, and non-U.S. tax treatment of digital assets is unclear.

The taxing authorities of certain U.S. states (i) have announced that they will follow the Notice with respect to the treatment of digital assets for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital assets for fiat currency from state sales tax. It is unclear what further guidance on the treatment of digital assets for state tax purposes may be issued in the future. Any future guidance on the treatment of digital assets for state or local tax purposes could result in adverse tax consequences to us and could adversely affect the price of digital assets.

The treatment of digital assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital currency for U.S. federal, state, or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital assets for fiat assets. For instance, if a foreign jurisdiction with a significant share of the market of Bitcoin users imposes onerous tax burdens on digital asset users, or imposes sales or value-added tax on purchases and sales of digital assets for fiat assets, such actions could result in decreased demand for digital currency in such jurisdiction, which could adversely affect the price of digital assets.

Investors’ expectations of our performance relating to environmental, social and governance (“ESG”) factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, and other stakeholders concerning corporate responsibility, specifically related to ESG factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in our securities if they believe policies relating to corporate responsibility are inadequate, including if they believe our policies and goals are inadequate. The criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake additional, possibly costly, initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

Our Power Generation-Related Risks

Our financial performance may be impacted by price fluctuations in the power market, as well other market factors that are beyond our control.

Our revenues, cost of doing business, results of operations, and operating cash flows generally may be impacted by price fluctuations in the power market and other market factors beyond our control. Market prices for power, capacity, and other ancillary services are unpredictable and tend to fluctuate substantially. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. Long- and short-term power prices may also fluctuate substantially due to other factors outside of our control, including:

●	changes in generation capacity in our markets, including the addition of new supplies of power as a result of the development of new plants, expansion of existing plants, the continued operation of uneconomic power plants due to state subsidies, or additional transmission capacity;
●	environmental regulations and legislation;
●	electric supply disruptions, including plant outages and transmission disruptions;
●	changes in power transmission infrastructure;
●	fuel transportation capacity constraints or inefficiencies;
●	changes in law, including judicial decisions;
●	weather conditions, including extreme weather conditions and seasonal fluctuations, including the effects of climate change;
●	changes in commodity prices and the supply of commodities, including but not limited to natural gas, coal, and oil;
●	changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools and practices, distributed generation, and more efficient end-use technologies;
●	development of new fuels, new technologies, and new forms of competition for the production of power;
●	fuel price volatility;
●	economic and political conditions;
●	supply and demand for energy commodities;
●	supply chain disruption of electrical components needed to transmit energy;
●	availability of competitively priced alternative energy sources;

●	ability to procure satisfactory levels of inventory; and
●	changes in capacity prices and capacity markets.

Such factors and the associated fluctuations in power and prices could affect wholesale power generation profitability and cost of power for our Bitcoin mining activities.

Our operations and financial performance may be impacted by fuel supply disruptions, price fluctuations in the wholesale power and natural gas markets, and fluctuations in other market factors that are beyond our control.

Our power generation at Far North depends, in part, on our purchases of fuel and other products consumed during the production of electricity from a number of suppliers. Our operations and financial performance may be impacted by changes in the supply of fuel and other required products, price fluctuations in the wholesale power and natural gas markets, and other market factors beyond our control.

Delivery of these fuels to our facilities would be dependent upon fuel transmission or transportation infrastructure, storage, and inventory of fuel stocks, as well as the continuing financial viability of contractual counterparties. As a result, we are the subject to the risks of disruptions or curtailments in the production of power at our generation facility if fuel is limited or unavailable at any price, if a counterparty fails to perform, or if there is a disruption in the fuel delivery infrastructure. Disruption in the delivery of fuel, including disruptions as a result of weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations, or the financial viability of fuel suppliers, could in the future adversely affect our ability to operate our anticipated natural gas power plant facilities, which could result in lower power sales and/or higher costs to operations at our other facilities and thereby adversely affect our results of operations.

Separate from supply, market prices for power, capacity, ancillary services, natural gas, and oil are volatile, unpredictable and tend to fluctuate substantially. Disruptions in our fuel supplies would require us to find alternative fuel sources at higher costs, to find other sources of power to deliver to counterparties at a higher cost, or to pay damages to counterparties for failure to deliver power as contracted. We may buy quantities of fuel on a short-term or spot market basis. Prices for natural gas fluctuate, sometimes rising or falling significantly over a relatively short period of time. The price we can obtain for the sale of power may not rise at the same rate, or may not rise at all, to match a rise in fuel or delivery costs. Further, any changes in the costs of natural gas or transportation rates, changes in the relationship between such costs and the market prices of power, or an inability to procure fuel for physical delivery at prices that we consider favorable could all adversely affect our operations, the costs of meeting our obligations, and the profitability of our facilities, and thus, our operations and financial performance. Volatility in market prices for fuel and electricity may result from a number of factors outside of our control, including: disruption to, changes in, or other constraints or inefficiencies of fuel or natural gas transmission or transportation; changes in commodity prices and the supply of commodities, including but not limited to natural gas; fuel price volatility; federal, state, provincial, and/or foreign governmental environmental, energy, and other regulation and legislation, including changes therein and judicial decisions interpreting such regulations and legislation; and general economic and political conditions.

Global conflict could negatively impact our business, results of operations, and financial condition.

Global conflict could increase costs and limit availability of energy and other resources we depend upon for our business operations. For example, while we do not operate in Russia or Ukraine, the increasing tensions between the United States and Russia and the other effects of the ongoing conflict in Ukraine have resulted in many broader economic impacts such as the United States imposing sanctions and bans against Russia and Russian products imported into the United States. Such sanctions and bans have impacted and may continue to impact commodity pricing such as fuel and energy costs, making it more expensive for us to conduct our mining operations. Further sanctions, bans, or other economic actions in response to the ongoing conflict in Ukraine or in response to any other global conflict could result in an increase in costs, further disruptions to our supply chain, and/or a lack of consumer confidence resulting in reduced demand. While the extent of such items is not presently known, any of them could negatively impact our business, results of operations, and financial condition.

Maintenance, expansion, and refurbishment of power generation facilities involve significant risks that could result in unplanned power outages or reduced output and could have a material adverse effect on our Bitcoin mining activities, results of operations, cash flows, and financial condition.

We are subject to liability risks relating to the competitive power generation business and our operations. We currently draw power from various power sources, which include the New York Independent System Operator (“NYISO”) grid, the Electric Reliability Council of Texas (“ERCOT”) grid, and the City of Medicine Hat. Those grids and any power plants or facilities that we have acquired, or may acquire in the future, require periodic maintenance and repair. Any unexpected failure, including failure associated with breakdowns, forced outages, or any unanticipated capital expenditures could result in reduced profitability.

We cannot be certain of the level of capital expenditures that will be required due to changing environmental and safety laws (including changes in the interpretation or enforcement thereof), needed facility repairs and unexpected events (such as natural disasters or terrorist attacks). The unexpected requirement of large capital expenditures could have a material adverse effect on our business, liquidity, financial condition, and results of operations. If we significantly modify a unit, we may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the federal Clean Air Act, as amended from time to time, which would likely result in substantial additional capital expenditures.

The conduct of our physical and commercial operations subjects us to many risks, including risks of potential physical injury, property damage, or other financial liability, caused to, or by, employees, customers, contractors, vendors, contractual or financial counterparties, and other third parties.

We may not be able to operate our power generation facilities as planned, which may increase our expenses and decrease our revenues and have an adverse effect on our financial performance.

Our operation of our power generation facilities, information technology systems and other assets and conduct of other activities subjects us to a variety of risks, including the breakdown or failure of equipment, plant downtimes and related maintenance costs, accidents, security breaches, viruses, or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems, and disruptions of fuel supply and performance below expected levels. These events may impact our ability to conduct our businesses efficiently and lead to increased or unexpected costs, expenses, or losses. Planned and unplanned outages at our power generation facilities may require us to purchase power at then-current market prices to satisfy our commitments or, in the alternative, pay penalties and damages for failure to satisfy them.

Although we maintain customary insurance coverage for certain of these risks, no assurance can be given that such insurance coverage will be sufficient to compensate us fully in the event losses occur and no assurance can be given that such insurance coverage will be maintained.

Competition in power markets may have a material adverse effect on our results of operations, cash flows, and the market value of our assets.

We have numerous competitors in all aspects of our business, and additional competitors may enter the industry. New parties may offer wholesale electricity bundled with other products or at prices that are below our rates. Other companies with which we compete may have greater liquidity, greater access to credit, and other financial resources, lower cost structures, more effective risk management policies and procedures, greater ability to incur losses or greater flexibility in the timing of their sale of generation capacity and ancillary services than we do. Competitors may also have better access to subsidies or other out-of-market payments that put us at a competitive disadvantage.

Operation of power generation facilities involves significant risks and hazards customary to the power industry that could have a material adverse effect on our revenues and results of operations, and we may not have adequate insurance to cover these risks and hazards. Our employees, contractors, customers, and the general public may be exposed to a risk of injury due to the nature of our operations.

Power generation involves hazardous activities, including acquiring, transporting, and unloading fuel, operating large pieces of equipment, and delivering electricity to transmission and distribution systems. In addition to natural risks such as earthquake, flood, lightning, hurricane and wind, and other human-made hazards, such as nuclear accidents, dam failure, gas or other explosions, mine area collapses, fire, structural collapse, machinery failure and other dangerous incidents are inherent risks in our operations. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant, equipment, and transmission lines, contamination of, or damage to, the environment and suspension of operations. Further, our employees and contractors work in, and customers and the general public may be exposed to, potentially dangerous environments at or near our operations. As a result, employees, contractors, customers, and the general public are at risk for serious injury, including loss of life.

The occurrence of any one of these events may result in us being named as a defendant in lawsuits asserting claims for substantial damages, including for environmental cleanup costs, personal injury and property damage and fines and/or penalties. We maintain an amount of insurance protection that we consider adequate, but we cannot provide any assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject and, even if we do have insurance coverage for a particular circumstance, we may be subject to a large deductible and maximum cap. A successful claim for which we are not fully insured could hurt our financial results and materially harm our financial condition. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on our financial condition, results of operations or cash flows.

The grids that we rely on for energy may not be able to operate as planned, which may increase our expenses and decrease our revenues and have an adverse effect on our business, financial condition, and results of operations.

The operation of the grids we rely on, including the NYISO, ERCOT, and City of Medicine Hat, as well as our information technology systems and other assets and conduct of other activities subjects us to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems, disruptions of fuel supply, and performance below expected levels. These events may impact our ability to conduct our businesses efficiently and lead to increased costs, expenses, or losses. Planned and unplanned outages with respect to the power grids that we rely on may require us to purchase power at then-current market prices which could have a negative impact on the cost structure of our Bitcoin mining operations.

Natural or manmade events may cause the production of power to fall below our expectations.

Our electricity demand depends upon our various power grids’ ability to maintain the working order of their power generation facilities. A natural or manmade disaster, severe weather such as snow and ice storms, or accident could adversely affect the ability of energy source and miners to operate or require us to shut down our facilities, miners, or related operations. To the extent we experience a prolonged interruption with respect to our power source or a transmission outage due to natural or manmade events, our supply of electricity could materially decrease. We may also incur significant repair and clean-up costs associated with these events. The effect of the failure of established power sources to operate as planned as described above could have a material adverse effect on our business, financial condition, and results of operations.

We may be required to obtain, and to comply with, government permits and approvals.

We may be required to obtain, and to comply with, numerous permits and licenses from federal, state, provincial, and local governmental agencies. The process of obtaining and renewing necessary permits and licenses can be lengthy and complex and can sometimes result in the establishment of conditions that make the project or activity for which the permit or license was sought unprofitable or otherwise unattractive. In addition, such permits or licenses may be subject to denial, revocation, or modification under various circumstances. Failure to obtain or comply with the conditions of permits or licenses, or failure to comply with applicable laws or regulations, may result in the delay or temporary suspension of our operations.

Our inability to procure and comply with the permits and licenses that may be required for our operations, or the cost to us of such procurement or compliance, could have a material adverse effect on our business. In addition, new environmental legislation or regulations, if enacted, or changed interpretations of existing laws, may cause activities at our facilities to need to be changed to avoid violating applicable laws and regulations or elicit claims that historical activities at our facilities violated applicable laws and regulations. In addition to the possible imposition of fines in the case of any such violations, we may be required to undertake significant capital investments and obtain additional operating permits or licenses, which could have a material adverse effect on our business. For example, prior to the closing of the Business Combination, USBTC entered into the Niagara Falls Settlement, which requires compliance with certain conditions in connection with our operations at our Alpha Site. Any noncompliance could result in fines under the Niagara Falls Settlement or other adverse consequences, such as further litigation or the shutdown of the site’s operations, which would have a material adverse effect on our business, financial position and results of operations. See “—We may become involved in legal proceedings from time to time, which could adversely affect us. We cannot predict the outcome of any legal proceedings with respect to our current and past business activities.”

Our Digital Assets Mining-Related Risks

The open-source structure of the digital asset network protocol, including Bitcoin, means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage that network and an investment in us.

The Bitcoin network, for example, operates based on an open-source protocol maintained by contributors, largely on the Bitcoin Core project on GitHub. As an open-source project, Bitcoin is not represented by an official organization or authority. As the Bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. Although the MIT Media Lab’s Digital Currency Initiative funds the current maintainer, Wladimir J. van der Laan, among others, this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Changes to a digital asset network on which we are mining may adversely affect our business.

Significant Bitcoin network contributors could propose amendments to the Bitcoin network’s protocols and software that, if accepted and authorized by the Bitcoin network, could adversely affect an investment in us.

Significant Bitcoin network contributors could propose refinements or improvements to the Bitcoin network’s source code through one or more software upgrades that alter the protocols and software that govern the Bitcoin network and the properties of Bitcoin, including the irreversibility of transactions and limitations on the mining of new Bitcoin. Proposals for upgrades and discussions relating thereto take place on online forums. For example, there is an ongoing debate regarding altering the Bitcoin blockchain by increasing the size of blocks to accommodate a larger volume of transactions. Although some proponents support an increase, other market participants oppose an increase to the block size as it may deter miners from confirming transactions and concentrate power into a smaller group of miners. To the extent that a significant majority of the users and miners on the Bitcoin network install such software upgrade(s), the Bitcoin network would be subject to new protocols and software that may adversely affect an investment in our common stock.

The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.

Digital assets built on blockchain technology were only introduced in 2008 and remain in the early stages of development. The use of digital assets to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs digital assets, including Bitcoin, based upon a computer-generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of Bitcoin in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably.

During 2022 and early 2023, FTX, Three Arrows, Celsius, Voyager, BlockFi, and Genesis Global filed for bankruptcy. Even if there is no direct material impact on our business from such bankruptcies, we have been and may continue to be impacted indirectly. Following these events, users’ confidence in trading of digital assets has decreased and the digital asset market has experienced negative publicity and extreme price volatility. These events have negatively impacted a number of other entities in the digital asset industry as well as the liquidity of certain digital assets. Continued price volatility, as well as negative publicity and a lack of standardized regulation in the digital asset market, has negatively affected and may continue to negatively affect several other entities in the digital asset industry and overall digital asset market confidence. Such decrease in confidence in digital assets has had and may continue to have a negative impact on our business. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices may continue to experience significant volatility and confidence in digital asset markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us or to the digital asset industry as a whole.

The closure and temporary shutdown of major digital asset exchanges and trading platforms, such as FTX, due to fraud or business failure, has disrupted investor confidence in digital assets and led to a rapid escalation of oversight of the digital asset industry. Thus, the failures of key market participants and systemic contagion risk is expected to, as a consequence, invite stricter regulatory scrutiny. All this could have a negative impact on further development and acceptance of digital asset networks and digital assets, including Bitcoin. See “—We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, prospects, or operations.”

Other factors that could affect further development and acceptance of digital asset networks and other digital assets include, but are not limited to:

●	continued worldwide growth in the adoption and use of digital assets as a medium of exchange;
●	governmental regulation of Bitcoin and its use, or restrictions on or regulation of access to and operation of the Bitcoin network or similar digital asset systems;
●	changes in consumer demographics and public tastes and preferences;
●	the maintenance and development of the open-source software protocol of the network, including software updates and changes to network protocols that could introduce bugs or security risks;
●	the increased consolidation of contributors to the Bitcoin blockchain through mining pools;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	the use of the networks supporting digital assets for developing smart contracts and distributed applications;
●	general economic conditions and the regulatory environment relating to digital assets;
●	environmental restrictions on the use of power to mine Bitcoin and a resulting decrease in global Bitcoin mining operations;
●	an increase in Bitcoin transaction costs and a resultant reduction in the use of and demand for Bitcoin; and
●	negative consumer sentiment and perception of Bitcoin specifically and digital assets generally.

The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects, or operations as well as potentially negative effect on the value of any Bitcoin we mine or otherwise acquires or hold for our own account, which would harm investors in our securities.

Our reliance on a third-party mining pool service providers, including Foundry and Luxor, for our mining revenue payouts may have a negative impact on our operations such as a result of cyber-attacks against the mining pool operator or our limited recourse against the mining pool operator with respect to rewards paid to us.

We receive digital asset mining rewards from our mining activity through third-party mining pool operators, including Foundry and Luxor. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. We provide computing power to mining pools, which use this computing power to operate nodes and validate blocks on the blockchain. The pools then distribute our pro-rata share of Bitcoin mined to us based on the computing power we contribute.

Under our mining pool agreements with Foundry and Luxor, our daily payout is calculated based on our Hashrate contribution delivered to the pool in the applicable calculation period, after deducting the applicable pool fee, if any. Our pool fee in relation to these agreements is currently below 1.0% of our daily payout. In addition, pool participants will receive transaction fees as the mining pool solves blocks on a pro rata basis with respect to each pool participant’s Hashrate contributed.

Furthermore, we may terminate these agreements and withdraw from the mining pool at any time at our election by giving notice to the pool operators. Should one of our pool operator’s systems suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive Bitcoin mining rewards. Furthermore, we are dependent on the accuracy of the mining pool operators’ record keeping to accurately record the total processing power provided by us and other mining pool participants to the pool for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided.

While we have internal methods of tracking both our processing power provided and the total used by the pool, the mining pool operator uses its own recordkeeping to determine our proportion of a given reward. We have little means of recourse against mining pool operators if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from its mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.

Banks and financial institutions vary in the services they provide to businesses that engage in Bitcoin-related activities or that accept Bitcoin as payment.

Although a number of significant U.S. banks and investment institutions, such as Goldman Sachs, Citigroup, J. P. Morgan, and BlackRock, allow customers to carry and invest in Bitcoin and other digital assets, the acceptance and use by banks of digital assets, including Bitcoin, varies. However, a number of companies that provide Bitcoin or other digital asset-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. This risk may be further exacerbated in the current environment in light of several high-profile bankruptcies in the digital assets industry, as well as recent bank failures, which have disrupted investor confidence in digital assets and led to a rapid escalation of oversight of the digital asset industry. For example, certain banks have implemented enhanced know-your-customer and anti-money laundering requirements in connection with potential digital asset customers. These enhanced requirements may make it more difficult for digital asset-related companies to find banking or financial services.

Additionally, a number of companies and individuals or businesses associated with digital assets may have had and may continue to have their existing banking services discontinued with financial institutions in response to government action, particularly in China, where regulatory response to digital assets has been to exclude their use for ordinary consumer transactions. In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading. In September 2021, Chinese regulators instituted the China Ban. However, in 2020, the Office of the Comptroller of the Currency of the U.S. Treasury Department announced that national banks and federal savings associations may provide digital asset custody services for customers. We cannot accurately predict the level and scope of services that these institutions will offer to businesses engaging in Bitcoin or other digital asset related activities.

The usefulness of Bitcoin, the only digital asset we currently mine, as a payment system and the public perception of Bitcoin could be damaged if banks or financial institutions were to close the accounts of businesses engaging in Bitcoin and/or other digital asset-related activities. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect its relationships with financial institutions and impede our ability to convert Bitcoin to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and harm investors.

The impact of geopolitical and economic events on the supply and demand for digital assets, including Bitcoin, is uncertain and could lead to increased volatility.

Geopolitical crises may motivate large-scale purchases of Bitcoin and other digital assets, which could increase the price of Bitcoin and other digital assets rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in generally uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in Bitcoin as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to Hut 8 and our investors. Political or economic crises may motivate large-scale acquisitions or sales of Bitcoin either globally or impacted markets. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.

We may not be able to compete with other companies, some of whom have greater resources and experience.

We may not be able to compete successfully against present or future competitors. We do not have the resources to compete with larger providers of similar services at this time. The digital asset industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do. Additionally, the number of Bitcoin and other digital asset mining companies has increased in recent years. With the limited resources we have available, we may experience great difficulties in expanding and improving our network of computers to remain competitive. Competition from existing and future competitors, particularly those that have access to competitively priced energy, including energy providers themselves, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan. If we are unable to expand and remain competitive, our business could be negatively affected which would have an adverse effect on the trading price of our common stock, which would harm our investors.

Acceptance and/or widespread use of Bitcoin and other digital assets is uncertain.

Currently, there is a relatively limited use of any digital assets, with Bitcoin being the most utilized, in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our common stock. Banks and other established financial institutions may refuse to process funds for Bitcoin transactions, process wire transfers to or from Bitcoin exchanges, Bitcoin-related companies or service providers, or maintain accounts for persons or entities transacting in Bitcoin. Conversely, a significant portion of Bitcoin demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines Bitcoin’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Market capitalization for Bitcoin as a medium of exchange and payment method may always be low.

The relative lack of acceptance of Bitcoin in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use Bitcoin to pay for goods and services. Such lack of acceptance or decline in acceptances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of Bitcoin we mine or otherwise acquire or hold for our own account.

The characteristics of digital assets have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams; if any of our customers do so or are alleged to have done so, it could adversely affect us.

Digital currencies and the digital currency industry are relatively new and, in many cases, lightly regulated or largely unregulated. Some types of digital currency have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain digital currency transactions and encryption technology that anonymizes these transactions, that make digital currency particularly susceptible to use in illegal activity such as fraud, money laundering, tax evasion and ransomware scams. Two prominent examples of marketplaces that accepted digital currency payments for illegal activities include Silk Road, an online marketplace on the dark web that, among other things, facilitated the sale of illegal drugs and forged legal documents using digital currencies and AlphaBay, another darknet market that utilized digital currencies to hide the locations of its servers and identities of its users. Both of these marketplaces were investigated and closed by U.S. law enforcement authorities. U.S. regulators, including the SEC, CFTC, and FTC, as well as non-U.S. regulators, have taken legal action against persons alleged to be engaged in Ponzi schemes and other fraudulent schemes involving digital currencies. In addition, the Federal Bureau of Investigation has noted the increasing use of digital currency in various ransomware scams.

While we believe that our risk management and compliance framework, which includes thorough reviews it conducts as part of our due diligence process, is reasonably designed to detect any such illicit activities conducted by our potential or existing customers, we cannot ensure that we will be able to detect any such illegal activity in all instances. Because the speed, irreversibility and anonymity of certain digital currency transactions make them more difficult to track, fraudulent transactions may be more likely to occur. We, or our potential banking counterparties, may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. If one of our customers (or in the case of digital currency exchanges, their customers) were to engage in or be accused of engaging in illegal activities using digital currency, we could be subject to various fines and sanctions, including limitations on our activities, which could also cause reputational damage and adversely affect our business, financial condition, and results of operations.

The decentralized nature of digital asset systems may lead to slow or inadequate responses to crises, which may negatively affect our business.

The decentralized nature of the governance of digital asset systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles. Governance of many digital asset systems is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent lack of clarity in corporate governance of the Bitcoin system leads to ineffective decision making that slows development and growth of Bitcoin, the value of our securities may be adversely affected.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital asset.

Historically, a limited number of Bitcoin wallets held a significant portion of the Bitcoin in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Bitcoin, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. Similar or more concentrated levels of ownership may exist for other digital assets as well. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Bitcoin and other digital assets.

Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in Bitcoin.

We compete with other users and/or companies that are mining Bitcoin and other potential financial vehicles, including securities backed by or linked to Bitcoin through entities similar to us. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in Bitcoin directly, which could limit the market for shares of our common stock and reduce its liquidity. The emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our ability to successfully pursue our strategy or operate at all, or to establish or maintain a public market for our securities. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, and harm our investors.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. Our business utilizes presently existent digital ledgers and blockchains and we could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto. This may adversely affect us and our exposure to various blockchain technologies and prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, and harm our investors.

The loss or destruction of private keys required to access any digital assets held in custody for our own account may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any digital assets, it could cause regulatory scrutiny, reputational harm, and other losses.

Digital assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the digital assets are held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital assets held in such a wallet. To the extent that any of the private keys relating to our hot wallet or cold storage containing digital assets held for our own account or for our customers is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the digital assets held in the related wallet. Further, we cannot provide assurance that our wallet will not be hacked or compromised. Digital assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ digital assets could adversely affect our ability to access or sell our digital assets and subject us to significant financial losses. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business. The total value of digital assets in our possession and control is significantly greater than the total value of insurance coverage that would compensate us in the event of theft or other loss of funds.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Bitcoin, we may lose some or all of our Bitcoin and our financial condition and results of operations could be materially adversely affected.

Security breaches and cyberattacks are of particular concern with respect to our Bitcoin. Bitcoin and other blockchain-based digital assets have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in a partial or total loss of our Bitcoin in a manner that may not be covered by insurance or indemnity provisions of the custody agreement with a custodian who holds our Bitcoin. Such a loss could have a material adverse effect on our financial condition and results of operations.

We may be subject to additional various risks associated with holding digital assets held by custodians in custody for our own account.

We safeguard and keep our digital assets private by utilizing storage solutions provided by NYDIG Trust Company LLC (“NYDIG Trust”), Fidelity Digital Asset Services, LLC (“Fidelity”), BitGo Trust Company Inc. (“BitGo”), and Coinbase Custody Trust Company, LLC (“Coinbase Custody”) which all require multi-factor authentication and use both cold and hot storage. In light of the significant amount of Bitcoin we hold, we continue to consider a greater degree of diversification in the use of custodial services as the extent of potential risk of loss is dependent, in part, on the degree of diversification. The insurance that covers losses of our Bitcoin holdings covers only a small fraction of the value of the entirety of our Bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our Bitcoin.

In addition, we believe that existing law and the terms and conditions of our contractual arrangements with our custodians would not result in the Bitcoin held by our custodians being considered part of the custodian’s bankruptcy estate were the custodian to file for bankruptcy. However, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts and, if our custodially-held Bitcoin were, in the event of a bankruptcy of any of our custodians, nevertheless considered to be the property of a bankruptcy estate, the Bitcoin custodially-held on our behalf could be subject to bankruptcy proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such Bitcoin. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

The price of Bitcoin may be affected by the sale of Bitcoin by other vehicles investing in Bitcoin or tracking Bitcoin markets.

The global market for Bitcoin is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which Bitcoin is mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in Bitcoin or tracking Bitcoin markets form and come to represent a significant proportion of the demand for Bitcoin, large redemptions of the securities of those vehicles and the subsequent sale of Bitcoin by such vehicles could negatively affect Bitcoin prices and therefore affect the value of the Bitcoin inventory we hold. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.

There are risks related to technological obsolescence, the vulnerability of the global supply chain to Bitcoin hardware disruption, and difficulty in obtaining new hardware which may have a negative effect on our business.

Our mining operations can only be successful and ultimately profitable if the costs of mining Bitcoin, including hardware and electricity costs, associated with mining Bitcoin are lower than the price of a Bitcoin. As our mining facilities operate, our miners experience ordinary wear and tear and general hardware breakdown, and may also face more significant malfunctions caused by a number of extraneous factors beyond our control. The physical degradation of our miners will require us to, over time, replace those miners which are no longer functional. Additionally, as the technology evolves, we may be required to acquire newer models of miners to remain competitive in the market. Reports have been released which indicate that players in the mining equipment business adjust the prices of miners according to Bitcoin mining revenues, so the cost of new machines is unpredictable but could be extremely high. As a result, at times, we may obtain miners and other hardware from third parties at premium prices, to the extent they are available. In order to keep pace with technological advances and competition from other mining companies, it will be necessary to purchase new miners, which will eventually need to be repaired or replaced along with other equipment from time to time to stay competitive. This upgrading process requires substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis. Also, because we expect to depreciate all new miners, our reported operating results will be negatively affected.

The global supply chain for Bitcoin miners is presently constrained due to unprecedented demand coupled with a global semiconductor (including microchip) shortage, with a significant portion of available miners being acquired by companies with substantial resources. Semiconductors are utilized in various devices and products and are a crucial component of miners; supply chain constraints coupled with increasing demand has led to increased pricing and limited availability for semiconductors. Prices for both new and older models of miners have been on the rise and these supply constraints are expected to continue for the foreseeable future. China, a major supplier of Bitcoin miners, saw a production slowdown as a result of COVID-19. Should similar outbreaks or other disruptions to the China-based global supply chain for Bitcoin hardware occur, we may not be able to obtain adequate replacement parts for our existing miners or to obtain additional miners on a timely basis, if at all, or we may only be able to acquire miners at premium prices. Such events could have a material adverse effect on our ability to pursue our strategy, which could have a material adverse effect on our business and the value of our securities.

Moreover, we may experience unanticipated disruptions to operations or other difficulties with our supply chain due to volatility in regional markets where our miners are sourced, particularly China and Taiwan, changes in the general macroeconomic outlook, political instability, expropriation or nationalization of property, civil strife, strikes, insurrections, acts of terrorism, acts of war, or natural disasters. For example, our business operations may be adversely affected by the current and future political environment in China. China’s government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading. In September 2021, Chinese regulators instituted the China Ban. Our ability to source miners from China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs and other matters.

We may not adequately respond to price fluctuations and rapidly changing technology, which may negatively affect our business.

Competitive conditions within the Bitcoin industry require that we use sophisticated technology in the operation of our business. The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements, and evolving industry standards. New technologies, techniques, or products could emerge that might offer better performance than the software and other technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive. We may not be successful, generally or relative to our competitors in the Bitcoin industry, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions and failures during such implementation. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our business and operations may suffer, and there may be adverse effects on the value of our securities.

The Bitcoin reward for successfully uncovering a block will halve several times in the future and Bitcoin value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.

Halving is a process incorporated into many proof-of-work consensus algorithms that reduces the coin reward paid to miners over time according to a pre-determined schedule. This reduction in reward spreads out the release of digital assets over a long period of time resulting in an ever smaller number of coins being mined. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For Bitcoin, the reward was initially set at 50 Bitcoin currency rewards per block and this was cut in half to 25 on November 28, 2012 at block 210,000, then again to 12.5 on July 9, 2016 at block 420,000. The most recent halving for Bitcoin happened on May 11, 2020 at block 630,000 and the reward reduced to 6.25. The next halving is expected to occur in April 2024. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21 million, which is expected around 2140. While the Bitcoin price has had a history of price fluctuations around the halving of its rewards, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the trading price of Bitcoin or a proportionate decrease in mining difficulty does not follow these anticipated halving events, the revenue we earn from our Bitcoin mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations.

Our future success will depend upon the value of Bitcoin and other digital assets; the value of Bitcoin may be subject to pricing risk and has historically been subject to wide swings.

Our operating results will depend on the value of Bitcoin because it is the only digital asset we currently mine. Specifically, our revenues from our Bitcoin mining operations are based on two factors: (1) the number of Bitcoin rewards we successfully mine and (2) the value of Bitcoin. In addition, our operating results are directly impacted by changes in the value of Bitcoin, because under the value measurement model, both realized and unrealized changes will be reflected in our statement of operations (i.e., we measure Bitcoin for impairment daily using the lowest intra-day price as determined by our principal market). This means that our operating results will be subject to swings based upon increases or decreases in the value of Bitcoin. Further, our current miners are principally utilized for mining Bitcoin and do not generally mine other digital assets, such as Ethereum, that are not mined utilizing the “SHA-256 algorithm.” If other digital assets were to achieve acceptance at the expense of Bitcoin causing the value of Bitcoin to decline, or if Bitcoin were to switch its proof of work encryption algorithm from SHA-256 to another algorithm for which our miners are not specialized, or the value of Bitcoin were to decline for other reasons, particularly if such decline were significant or over an extended period of time, our operating results would be adversely affected, and there could be a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations, and harm our investors.

The market price of Bitcoin, which has historically been volatile and is impacted by a variety of factors (including those discussed herein), is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory, or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin or the price of our common stock, inflating and making their market prices more volatile or creating “bubble” type risks for both Bitcoin and our common stock.

Demand for Bitcoin is driven, in part, by its status as the most prominent and secure digital asset. It is possible that digital assets other than Bitcoin could have features that make them more desirable to a material portion of the digital asset user base, resulting in a reduction in demand for Bitcoin, which could have a negative impact on the price of Bitcoin and adversely affect an investment in us.

Bitcoin, as an asset, holds “first-to-market” advantages over other digital assets. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest mining power in use to secure its blockchain and transaction verification system. Having a large mining network results in greater user confidence regarding the security and long-term stability of a digital asset’s network and its blockchain; as a result, the advantage of more users and miners makes a digital asset more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens the first-to-market advantage.

Despite the marked first-mover advantage of the Bitcoin network over other digital asset networks, it is possible that another digital asset could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin network protocol that is not immediately addressed by the Bitcoin contributor community or a perceived advantage of an altcoin that includes features not incorporated into Bitcoin. If a digital asset obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce the market share of Bitcoin and have a negative impact on the demand for, and price of, Bitcoin, which could adversely affect an investment in us. While we may mine alternative digital assets in the future, we do not have as much experience in mining additional digital assets in comparison to our experience mining Bitcoin, which may put us at a competitive disadvantage.

Forks in a digital asset network may occur in the future which may affect the value of Bitcoin held by us.

To the extent that a significant majority of users and miners on a digital asset network install software that changes the digital asset network or properties of a digital asset, including the irreversibility of transactions and limitations on the mining of new digital asset, the digital asset network would be subject to new protocols and software. However, if less than a significant majority of users and miners on the digital asset network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a

“fork” of the network, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the digital asset running in parallel, yet lacking interchangeability and necessitating exchange-type transaction to convert currencies between the two forks. Additionally, it may be unclear following a fork which fork represents the original asset and which is the new asset. Different metrics adopted by industry participants to determine which is the original asset include: referring to the wishes of the core developers of a digital asset, blockchains with the greatest amount of hashing power contributed by miners or validators; or blockchains with the longest chain. A fork in the Bitcoin network could adversely affect our business and our ability to operate.

We may not be able to realize the economic benefit of a fork, either immediately or ever, which could adversely affect an investment in our securities. If we hold Bitcoin at the time of a hard fork into two digital assets, industry standards would dictate that we would be expected to hold an equivalent amount of the old and new assets following the fork. However, we may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons. For instance, we may determine that there is no safe or practical way to custody the new asset, that trying to do so may pose an unacceptable risk to our holdings in the old asset, or that the costs of taking possession and/or maintaining ownership of the new digital asset exceed the benefits of owning the new digital asset. Additionally, laws, regulation or other factors may prevent us from benefiting from the new asset even if there is a safe and practical way to custody and secure the new asset.

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any digital asset network, including the Bitcoin network, it is possible that such actor or botnet could manipulate the blockchain in a manner that adversely affects an investment in us.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network, including the Bitcoin network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude, or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such a malicious actor or botnet does not yield its majority control of the processing power or the digital asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Such changes could adversely affect our business.

Miners ceasing operations would reduce the collective processing power on the Bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Bitcoin blockchain until the next scheduled adjustment in difficulty for block solutions). If a reduction in processing power occurs, the Bitcoin network may be more vulnerable to a malicious actor obtaining control in excess of fifty percent (50%) of the processing power on the Bitcoin network.

For example, in late May and early June 2014, a mining pool known as Ghash.io approached and, during a 24- to 48-hour period in early June may have exceeded, the threshold of 50% of the processing power on the Bitcoin network. To the extent that Ghash.io did exceed 50% of the processing power on the network, reports indicate that such threshold was surpassed for only a short period, and there are no reports of any malicious activity or control of the blockchain performed by Ghash.io. Furthermore, the processing power in the mining pool appears to have been redirected to other pools on a voluntary basis by participants in the Ghash.io pool, as had been done in prior instances when a mining pool exceeded 40% of the processing power on the Bitcoin network.

The approach towards and possible crossing of the 50% threshold indicate a greater risk that a single mining pool could exert authority over the validation of digital asset transactions. To the extent that the digital assets ecosystems do not act to ensure greater decentralization of digital asset mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on any digital asset network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact our business.

The Bitcoin network faces scaling challenges and efforts to increase the volume of transactions may not be successful.

Many digital asset networks, including the Bitcoin network, face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, which means that transactions are validated through a dispersed network of nodes running without a central authority. Although this structure makes it difficult for a bad actor to manipulate the network, it also makes validating transactions and the state of the blockchain a slow and resource-intensive process. As a result, a digital asset network may be limited in the number of transactions it can process by the capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and sharding. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. Sharding can increase the scalability of a database, such as a blockchain, by splitting the data processing responsibility among many nodes, allowing for parallel processing and validating of transactions.

As of December 2023, the Bitcoin network handled approximately seven transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in August 2017, the Bitcoin network was upgraded with a technical feature known as “Segregated Witness” that potentially doubles the transactions per second that can be handled on-chain. More importantly, Segregated Witness also enables so-called second layer solutions, such as the Lightning Network, or payment channels that greatly increase transaction throughput (i.e., millions of transactions per second). Wallets and “intermediaries,” or connecting nodes that facilitate payment channels, that support Segregated Witness or Lightning Network-like technologies have not yet seen wide-scale use. Additionally, questions remain regarding Lightning Network services, such as its cost and who will serve as intermediaries.

In 2021, the Bitcoin protocol implemented the Taproot upgrade to add enhanced support for complex transactions on the network such as multi-signature transactions, which require two or more parties to execute a transaction on the Bitcoin network. Prior to the upgrade, multi-signature transactions were historically slow, expensive, and easily identifiable. Taproot is intended to reduce the amount of data written to a block and makes multi-signature transactions indistinguishable from regular transactions, adding an enhanced layer of privacy.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, at capacity, which has led to increased transaction fees. Increased fees and decreased settlement speeds could preclude certain uses for Bitcoin (e.g., micropayments), and could reduce demand for, and the price of, Bitcoin, which could adversely impact the value of our common stock.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of transactions in bitcoin will be effective, or how long these mechanisms will take to become effective, which could adversely impact an investment in our common stock.

Competition from central bank digital currencies (“CBDCs”) could adversely affect the value of bitcoin and other digital assets.

Central banks have introduced digital forms of legal tender. China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. Central banks representing at least 130 countries have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replacing, bitcoin and other cryptocurrencies as a medium of exchange or store of value. As a result, the value of bitcoin could decrease, which could adversely affect an investment in our common stock.

Miners could act in collusion to raise transaction fees, which may adversely affect the usage of the Bitcoin network.

Bitcoin miners collect fees for each transaction they confirm. Miners validate unconfirmed transactions by adding the previously unconfirmed transactions to new blocks in the blockchain. Miners are not forced to confirm any specific transaction, but they are economically incentivized to confirm valid transactions as a means of collecting fees. To the extent that any miners cease to record transactions in solved blocks, such transactions will not be recorded on the Bitcoin blockchain until a block is solved by a miner who does not require the payment of transaction fees. Miners have historically accepted relatively low transaction confirmation fees because miners have a very low marginal cost of validating unconfirmed transactions. If miners collude in an anticompetitive manner to reject low transaction fees, then bitcoin users could be forced to pay higher fees, thus reducing the attractiveness of the Bitcoin network, or to wait longer times for their transactions to be validated by a miner who does not require the payment of a transaction fee. Bitcoin mining occurs globally and it may be difficult for authorities to apply antitrust regulations across multiple jurisdictions. Any collusion among miners may adversely impact an investment in our common stock or our ability to operate.

As technology advances, miners may be unable to acquire the digital asset mining hardware necessary to develop and launch their operations. A decline in the bitcoin mining population could adversely affect the Bitcoin network and an investment in our common stock.

Miners may be unable to acquire the proper mining equipment or suitable amounts of equipment necessary to continue their operations or develop and launch their operations. In addition, because successful mining of a digital asset that uses “proof of work” validation requires maintaining or exceeding a certain level of computing power relative to other validators, miners will need to upgrade their mining hardware periodically to keep up with their competition. The development of supercomputers with disproportionate computing power may threaten the integrity of the bitcoin market by concentrating mining power, which would make it unprofitable for other miners to mine. The expense of purchasing or upgrading new equipment may be substantial and diminish returns to miners dramatically. A decline in miners may result in a decrease in the value of bitcoin and the value of our common stock.

Digital assets, including those maintained by or for us, may be exposed to cybersecurity threats and hacks.

As with any computer code generally, flaws in digital asset codes, including Bitcoin codes, may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitations of flaws in the source code that allow malicious actors to take or create money have previously occurred. Despite our efforts and processes to prevent breaches, our devices, as well as our miners, computer systems and those of third parties that we use in our operations, are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our miners and computer systems or those of third parties that we use in our operations. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.

If the Bitcoin reward for solving blocks and transaction fees is not sufficiently high, we may not have an adequate incentive to continue mining and may cease mining operations, which will likely result in our failure to achieve profitability.

As the number of Bitcoin awarded for solving a block in a blockchain decreases, our ability to achieve profitability becomes more remote. Decreased use and demand for Bitcoin rewards may adversely affect our incentive to expend processing power to solve blocks. If the award of Bitcoin rewards for solving blocks and transaction fees are not sufficiently high, we may not have an adequate incentive to continue mining and may cease our mining operations. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to a blockchain until the next scheduled adjustment in difficulty for block solutions) and make the Bitcoin network more vulnerable to a malicious actor or botnet obtaining control in excess of 50 percent of the processing power active on a blockchain, potentially permitting such actor or botnet to manipulate a blockchain in a manner that adversely affects our activities. A reduction in confidence in the confirmation process or processing power of the network could result and be irreversible.

Such events could have a material adverse effect on our ability to continue to pursue our strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.

Transactional fees may decrease demand for Bitcoin and prevent expansion that could adversely impact an investment in us.

As the number of Bitcoin currency rewards awarded for solving a block in a blockchain decreases, the incentive for miners to continue to contribute to the Bitcoin network may transition from a set reward to transaction fees. In order to incentivize miners to continue to contribute to the Bitcoin network, the Bitcoin network may either formally or informally transition from a set reward to transaction fees earned upon solving a block. This transition could be accomplished by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee. If transaction fees paid for Bitcoin transactions become too high, the marketplace may be reluctant to accept Bitcoin as a means of payment and existing users may be motivated to switch from Bitcoin to another digital asset or to fiat currency. Either the requirement from miners of higher transaction fees in exchange for recording transactions in a blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for Bitcoin and prevent the expansion of the Bitcoin network to retail merchants and commercial businesses, resulting in a reduction in the price of Bitcoin that could adversely impact our business, financial condition and results of operations. Decreased use and demand for Bitcoin that we have accumulated may adversely affect their value and may adversely impact our business, financial condition, and results of operations.

To the extent that the profit margins of Bitcoin mining operations are not sufficiently high, operators of Bitcoin mining operations are more likely to immediately sell Bitcoin earned by mining in the Bitcoin exchange market, resulting in a reduction in the price of Bitcoin that could adversely impact an investment in us.

Bitcoin network mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation ASIC servers. Currently, new processing power brought onto the Bitcoin network is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. As a result, professionalized mining operations are of a greater scale than prior Bitcoin network miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell Bitcoin earned from mining operations on a Bitcoin exchange market. The immediate selling of newly mined Bitcoin increases the supply of Bitcoin on the Bitcoin exchange markets, creating downward pressure on the price of Bitcoin.

The extent to which the value of Bitcoin mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined Bitcoin rapidly if it is operating at a low profit margin-and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold into the Bitcoin exchange market more rapidly, thereby potentially reducing Bitcoin prices. Lower Bitcoin prices could result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a negative effect that may further reduce the price of Bitcoin until mining operations with higher operating costs become unprofitable and remove mining power from the Bitcoin network. The network effect of reduced profit margins resulting in greater sales of newly mined Bitcoin could result in a reduction in the price of Bitcoin that could adversely impact an investment in us.

To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the Bitcoin blockchain until a block is solved by a miner that does not require the payment of transaction fees. Any widespread delays in the recording of transactions could result in a loss of confidence in the Bitcoin network which could adversely impact an investment in us.

To the extent that any miners cease to record transaction in solved blocks, such transactions will not be recorded on the blockchain. Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks; however, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing Bitcoin users to pay transaction fees as a substitute for or in addition to the award of new Bitcoin upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the Bitcoin blockchain. Any systemic delays in the recording and confirmation of transactions on its blockchain could result in greater exposure to double-spending transactions and a loss of confidence in the Bitcoin network, which could adversely impact an investment in us.

Because the number of Bitcoin awarded for solving a block in the Bitcoin network blockchain continually decreases, miners must invest in increasing processing power to maintain their yield of Bitcoin, which might make Bitcoin mining uneconomical for us.

The award of new Bitcoin for solving blocks continually declines, so that Bitcoin miners must invest in increasing processing power in order to maintain or increase their yield of Bitcoin. If the pricing of Bitcoin were to decline significantly, there can be no assurance that we would be able to recover our investment in the computer hardware and processing power required to upgrade our mining operations. There can, moreover, be no assurance that we will have the resources to upgrade our processing power in order to maintain the continuing profitability of our mining operations. Also, the developers of the Bitcoin network or other programmers could propose amendments to the network’s protocols and software that, if accepted, might require us to modify and increase our investment in our Bitcoin mining operations in order to maintain profitability. There can be no assurance, however, that we will be able to do so.

Our digital assets may be subject to loss, damage, theft, or restriction on access. Additionally, incorrect or fraudulent digital asset transactions may be irreversible.

There is a risk that part or all of our digital assets could be lost, stolen, or destroyed. Digital assets are stored in digital asset sites commonly referred to as “wallets” which may be accessed to exchange a holder’s digital assets. Access to our Bitcoin assets could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted wallet. Access to our digital currency assets could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted hot wallet. A hot wallet refers to any digital currency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any digital currency wallet that is not connected to the Internet. Cold storage is generally more secure, but is not ideal for rapid or regular transactions. We hold a portion of our digital currencies in cold storage to reduce the risk of malfeasance, but this risk cannot be eliminated. We believe that our digital assets will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our digital assets. Hackers or malicious actors may attempt to steal Bitcoin, such as by attacking the Bitcoin network source code, exchange miners, third-party platforms, storage locations or software, our general computer systems or networks, or by other means. We cannot guarantee that we will prevent loss, damage, or theft, whether caused intentionally, accidentally, or by act of God. Access to our digital assets could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Any of these events may adversely affect our operations and, consequently, an investment in us.

Further, it is possible that, through computer or human error, theft or criminal action, our digital assets could be transferred in incorrect amounts or to unauthorized third parties or accounts. In general, Bitcoin transactions are irrevocable, and stolen or incorrectly transferred digital assets may be irretrievable, and we may have extremely limited or no effective means of recovering such Bitcoin. As a result, any incorrectly executed or fraudulent Bitcoin transactions could adversely affect our business.

We may temporarily store our Bitcoin on digital asset trading platforms which could subject our Bitcoin to the risk of loss of access, especially in light of recent developments and failures of major market participants.

In connection with our treasury management processes, in preparing to sell Bitcoin, we may temporarily store all or a portion of our Bitcoin on various digital asset trading platforms which requires us to rely on the security protocols of these trading platforms to safeguard our Bitcoin. While our treasury management processes are designed to mitigate exposure to trading platforms by diversifying our use of custodians and trading platforms, no security system is perfect and trading platforms have been subject to hacks resulting in the loss of businesses’ and customers’ digital assets in the past. Such trading platforms may not be well capitalized and may not have adequate insurance necessary to cover any loss or may not compensate for loss where permitted under the laws of the relevant jurisdiction. In addition, malicious actors may be able to intercept our Bitcoin when we transact in or otherwise transfer our Bitcoin or while we are in the process of selling our Bitcoin via such trading platforms. An actual or perceived security breach or data security incident at the digital asset trading platforms with which we have accounts could harm our ability to operate, result in loss of our assets, damage our reputation and negatively affect the market perception of our effectiveness, all of which could adversely affect our results of operation.

Furthermore, recent events related to FTX exposed risks of digital asset trading platforms and exchanges being undercapitalized and/or overexposed in liabilities to the extent that they cannot survive a sudden “bank run” or significant amount of withdrawal requests submitted at the same time by multiple customers. Specifically, FTX, being one of the largest digital asset trading platforms and exchanges, recently had to file for and seek protection of Chapter 11 court proceedings after it was not able to fulfill a larger number of customer withdrawal requests made at the same time. The collapse of FTX also exposed potential industry contagion and systemic risks as its Chapter 11 filings had a fallout effect on a significant number of major market participants, namely BlockFi. A number of other digital assets companies have felt the pressure of FTX’s bankruptcy, raising questions of potential systemic risks and contagion of FTX’s Chapter 11 filings. See also “—The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.”

The failure of key institutions in the digital asset industry highlights the risk of systemic interconnectedness between major market participants and the effect it could have on the industry as a whole. If any such digital assets trading platform and exchange on which we may store our Bitcoin experiences similar or same issues and is, therefore, forced to file for Chapter 11, we will be exposed to significant loss of value of our Bitcoin stored on such digital assets trading platform and exchange.

The limited rights of legal recourse against us, and our lack of insurance protection, expose us and our stockholders to the risk of loss of our digital assets for which no person is liable.

The digital assets held by us are not insured and there is a risk that some or all of our Bitcoin could be lost, stolen, or destroyed. Therefore, a loss may be suffered with respect to our digital assets which is not covered by insurance and for which no person is liable in damages which could adversely affect our business, prospects, or operations. At this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative, or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen digital assets. If our Bitcoin are lost, stolen, or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. Also, although our digital asset custodians use security procedures with various elements, such as redundancy, segregation, and cold storage, to minimize the risk of loss, damage, and theft, neither the custodians nor we can guarantee the prevention of such loss, damage, or theft, whether caused intentionally, accidentally or by force majeure. Access to our Bitcoin could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack).

Digital assets we hold are not subject to FDIC or SIPC protections.

We do not hold our digital assets with a banking institution or a member of the FDIC or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our digital assets are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

We may not protect our proprietary technology effectively, which would allow competitors to duplicate our services and products. This would make it more difficult for us to compete with them.

Our success and ability to compete in our markets depends, in part, upon our proprietary technology. We intend to rely primarily on copyright, trade secret, and trademark laws to protect our technology including the source code for our proprietary software, our documentation, and other proprietary information. We cannot assure you that any patent applications we file will be granted or that if they are granted, they will be valid or enforceable. A third party might try to reverse engineer or otherwise obtain and use our technology without our permission, allowing competitors to duplicate our products. We cannot guarantee that others will not readily ascertain by proper means the proprietary technology used in or embodied by our products, services, or technology or that others will not independently develop substantially equivalent products, services, or technology or that we can meaningfully protect the rights to unpatented products, services, or technology. We cannot guarantee that our agreements with our employees, consultants, advisors, sublicensees, and strategic partners restricting the disclosure and use of trade secrets, inventions, and confidential information relating to our products, services, or technology will provide meaningful protection. In addition, the laws of some countries in which we sell our services and products may not protect intellectual property rights to the same extent as the laws of the United States.

Our services and product features may infringe claims of third-party patents, which could adversely affect our business and profitability.

We are aware some competitors pursue patent protection and at least one has asserted patents as an important part of its business strategy. The holders of rights under these patents might assert that we are infringing their rights. We cannot assure you that our products and services do not infringe on patents held by others or that they will not in the future. For example, prior to the closing of the Business Combination, on May 11, 2023, Lancium filed a lawsuit claiming USBTC infringed upon a number of its patents with respect to USBTC’s use of certain energy software and sought unspecified compensatory damages, treble damages, and attorney’s fees and costs. On January 16, 2024, the lawsuit by Lancium was dismissed without prejudice. However, if any party asserts claims against us, litigation may have a material adverse effect on us even if we successfully defend ourselves. Any claims against us, with or without merit, would likely be time-consuming, requiring our management team to dedicate substantial time to addressing the issues presented. Furthermore, many of the parties bringing claims may have greater resources than we do. In lieu of expensive intellectual property litigation, we may seek one or more patent or other intellectual property licenses, but we cannot assure you that we could secure a license on reasonable terms.

Intellectual property rights claims may adversely affect the operation of some or all digital asset networks.

Third parties may assert intellectual property claims relating to the holding and transfer of digital assets and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in some or all digital asset networks’ long-term viability or the ability of end-users to hold and transfer digital assets may adversely affect an investment in us. Additionally, a meritorious intellectual property claim could prevent us and other end-users from accessing some or all digital asset networks or holding or transferring their digital assets. As a result, an intellectual property claim against us or other large digital asset network participants could adversely affect an investment in us.

There is a risk of additional Bitcoin mining capacity from competing Bitcoin miners, which would increase the total network hashrate and decrease our effective market share.

The barriers to entry for new Bitcoin miners are relatively low, which can give rise to additional capacity from competing Bitcoin miners. The Bitcoin protocol responds to increasing total hashrate by increasing the “difficulty” of Bitcoin mining. If this “difficulty” increases at a significantly higher rate, we would need to increase our hashrate at the same rate in order to maintain market share and generate equivalent block rewards. A decrease in our effective network hashrate market share would result in a reduction in our share of block rewards and transaction fees, which could materially adversely affect our financial performance and financial position.

There is a lack of liquid markets in digital assets, and these markets are subject to possible manipulation.

Digital assets that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have rules and regulations regarding marketplace conduct, and monitor investors transacting on such platform for fraud and other improprieties.

These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The more lax a distributed ledger platform is about vetting issuers of digital assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of the ledger due to a control event. These factors may decrease liquidity or volume or may otherwise increase volatility of investment securities or other assets trading on a ledger-based system, which may adversely affect our business. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, and harm our investors.

The Bitcoin exchanges on which Bitcoin trades are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for other assets. In the event the Bitcoin exchanges representing a substantial portion of the volume in Bitcoin trading are involved in fraud or experience security failures or other operational issues, such Bitcoin exchanges’ failures may result in a reduction in the price of Bitcoin and can adversely affect an investment in us.

Bitcoin exchanges on which Bitcoin trades are new and, in most cases, largely unregulated. Furthermore, many Bitcoin exchanges (including several of the most prominent U.S. dollar denominated bitcoin exchanges) do not provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, Bitcoin exchanges, including prominent exchanges handling a significant portion of the volume of Bitcoin trading.

A number of Bitcoin exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such Bitcoin exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin exchanges. While smaller Bitcoin exchanges are less likely to have the infrastructure and capitalization that make larger Bitcoin exchanges more stable, larger Bitcoin exchanges are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information, or gain access to private computer systems).

For example, in the second half of 2022 and beginning of 2023, each of Celsius, Voyager, Three Arrows, and Genesis declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, the third largest digital asset exchange by volume at the time, halted customer withdrawals and shortly thereafter, FTX and its subsidiaries filed for bankruptcy. In response to these events, the digital asset markets, including the market for Bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in Bitcoin. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital assets markets continues to be negatively impacted by these events, digital asset prices (including the price of Bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us, our customers or on the digital asset industry as a whole.

A lack of stability in the Bitcoin exchange market and the closure or temporary shutdown of Bitcoin exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Bitcoin network and result in greater volatility in Bitcoin value. These potential consequences of a Bitcoin exchange’s failure could adversely affect an investment in us.

Our Data Center Business-Related Risks

The expected revenue attributed to the data center business may not be indicative of future performance and may adversely affect our future results.

The past revenues of the data center business may not be indicative of future performance from quarter to quarter or year to year and the operating results may not follow any past trends. We currently have available capacity in our data centers, but there can be no assurance that the existing or future market demand will be sufficient to fill this capacity. Should the demand our for cloud and data center services decline or fail to increase, this may negatively affect our ability to capitalize on the data center business’s expected high operating leverage and may adversely affect our future financial performance.

Additionally, a decrease in the overall demand for telecommunications, data center, or cloud services or otherwise affecting the capital investment levels of medium-sized and enterprise businesses may adversely affect our business, financial results, and the price of our common stock.

The data center business is expected to increase our exposure to cyber security threats.

The data center business’s network security, data center security, and the authentication of its customer credentials are designed to protect unauthorized access to data on its network and to its data center premises. Because techniques used to obtain unauthorized access to or to sabotage networks (including distributed denial-of-service attacks) change frequently and may not be recognized until launched against a target, we may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome the network security and obtain access to confidential, customer or employee data on the data center business’s network, including on a device connected to its network. An actual or perceived breach of network security or data center security could harm public perception of the effectiveness of the data center business’s security measures, adversely affecting our ability to attract and retain customers, expose us to significant liability, and adversely affect our business and revenue prospects.

The presence of diverse telecommunications carriers’ fiber network in our data centers is critical to our ability to retain and attract new customers.

We are not a telecommunications carrier and as such we rely on third parties to our customers with carrier services. As a result, we cannot provide assurance that each and every carrier will elect to offer its services within our data centers or that once a carrier has decided to provide internet connectivity that it will continue to do so for any period of time.

We may allocate significant resources in expanding, maintaining, and improving our network. Additionally, as the number of our customer locations increases, as the usage habits of our customers change, and as we increase our service offerings, we may need to upgrade our network to maintain or improve the quality of our services. If we do not successfully implement upgrades to our network, the quality of our services may decline and our churn rate may increase.

We may experience quality deficiencies, cost overruns, and delays with the expansion, maintenance, and upgrade of our network and existing infrastructure including the portions of those projects not within our control. Expansion of our network or infrastructure may require permits and approvals from governmental bodies and third parties. Failure to receive approvals in a timely fashion can delay expansion of our network. In addition, we are typically required to obtain rights from land, building, and tower owners to install the antennas and other equipment that provide us internet access service to our customers. We may not be able to obtain, on terms acceptable to us or at all, the rights necessary to expand our network or existing infrastructure.

We also may face challenges in managing and operating our network and existing infrastructure. These challenges include ensuring the availability of customer equipment that is compatible with our network and managing sales, advertising, customer support, and billing and collection functions of our business while providing reliable network service that meets our customers’ expectations. Our failure in any of these areas could adversely affect customer satisfaction, increase churn, increase our costs, decrease revenue, and otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations.

The successful implementation of our business strategy depends upon controlling customer churn.

Customer churn is a measure of customers who stop using our services. Customer churn could increase as a result of:

●	billing errors and/or reduction in the quality of our customer service;
●	interruptions to the delivery of services to customers;
●	the availability of competing technology and other emerging technologies, some of which may, from time to time, be less expensive or technologically superior to those offered by us;
●	competitive conditions in the industry, including strategic initiatives by us or our competitors, new services, service announcements, and changes in pricing policy by us or our competitors; and

●	perceptions of customers contemplating purchasing services from a company operating in the digital asset mining industry.

An increase in customer churn can lead to slower customer growth, increased costs, and a reduction in revenue. Given the current economic environment, there is risk that churn levels could increase in the future.

We may not be able to compete successfully against current and future competitors.

The multi-tenant data center market is highly fragmented. We compete with these firms which vary in terms of their data center offerings. We must continue to evolve our product strategy and be able to differentiate our data centers and product offerings from those of our competitors. Some of our competitors may adopt aggressive pricing policies, especially if they are not highly leveraged or have lower return thresholds than we do. Our comparatively smaller data center site sizes and geographic locations restricts our ability to pursue larger opportunities and limits our economies of scale. As a result, we may suffer from pricing pressure that would adversely affect our ability to generate revenues. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our data centers. Competitors could also operate more successfully or form alliances to acquire significant market share. Failure to compete successfully may materially adversely affect our business, results of operations, and financial condition.

Our data center facilities are on leased premises and the termination or impairment of our leases could have a material adverse effect on our business, results of operations, and financial condition.

Our data centers are located in leased premises and there can be no assurance that our data center business will remain in compliance with the leases, that the landlord will continue to support the operation of the data center, and that the leases will not be terminated despite negotiation for long term lease periods and renewal provisions. The termination of a lease could have a material adverse effect on our business, results of operations, and financial condition.

We have experienced service interruptions in the past and may experience service interruptions or system failures in the future.

Our services depend on the continuing operation of our cloud and data centers. Any service interruption adversely affects our ability to operate parts of our business and could result in an immediate loss of revenue. If we experience frequent or persistent system, power or network failures, our reputation and brand could be permanently harmed. We may make significant capital expenditures, to increase the reliability and security of our systems, but these capital expenditures may not achieve the results we expect.

Our data centers are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems and similar events. Some of our systems are not fully redundant and our disaster recovery planning may not be adequate. The occurrence of a natural disasters or unanticipated problems at our data centers could result in lengthy interruptions in our service and adversely affect our operating results.

Risks Related to Ownership of our Common Stock

The market price of our common stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control.

The trading price of our common stock has been, and is likely to continue to be, volatile, and may be influenced by market conditions and other factors, some of which are beyond our control and cannot be predicted. As a result, investment in our common stock is inherently risky and as a holder, you might not be able to sell your shares of our common stock at or above the price that you paid for them. In addition, the price of Bitcoin has been highly volatile and unpredictable, and the trading price of our common stock has generally been highly and directly correlated with the price fluctuations of Bitcoin. Specifically, we have experienced adverse effects on the price of our common stock when the value of Bitcoin has fallen, and we anticipate similar outcomes as the price of our common stock continues to be correlated with the price of Bitcoin.

Furthermore, if the market for Bitcoin or capital markets in general experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results, or financial condition. That is, the trading price of our common stock is subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence share prices or the value of non-digital assets such as revenue, cash flows, profitability, growth prospects, or business activity levels since the value and price, as determined by the investing public, may be influenced by future anticipated adoption or appreciation in value of digital assets or Blockchains generally, factors over which we have little or no influence or control.

Other factors that may contribute to market price fluctuations of our common stock include the following:

●	actual or anticipated fluctuations in our quarterly results of operations and/or future prospects;
●	recommendations by securities research analysts;
●	changes in the economic performance or market valuations of companies in the industry in which we operate;
●	addition to or departure of our executive officers, directors and/or other key personnel;
●	sales or perceived sales of additional our common stock;
●	operating and financial performance that vary from the expectations of management, securities analysts, and investors;
●	regulatory changes affecting our industry generally and our business and operations;
●	announcements of developments and other material events by us or our competitors;
●	fluctuations to the costs of vital products and services used by us in our business;
●	changes in global financial markets, global economies and/or general market conditions, such as interest rates;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
●	litigation or regulatory action against us;
●	operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies;
●	news reports, investor speculation, social media, chat rooms and other methods of information dissemination concerning trends, concerns, technological or competitive developments, regulatory matters and other related issues in our industry or target markets;
●	the level of short interest in our stock; and
●	current and future global economic, political, and social conditions.

Securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We have been, and may continue to be, the target of similar litigation in the future. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors (the “Board”) and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends, and other factors that the Board may deem relevant. Any such decision also will be subject to compliance with contractual restrictions and covenants in the agreements governing our current indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your shares of our common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends could also adversely affect the market price of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Under the terms of the Amended and Restated Certificate of Incorporation of Hut 8 Corp. (our “Certificate of Incorporation”), our Board has the authority, without further action by our stockholders (except as required by Nasdaq listing standards or applicable law), to issue up to 25,000,000 shares of preferred stock in one or more series with such designations, powers, preferences, special rights, qualifications, limitations, and restrictions as our Board may determine from time to time. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our common stock.

Our Certificate of Incorporation, our amended and restated bylaws (our “Bylaws”) and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board. Among others, our Certificate of Incorporation and Bylaws include the following provisions:

●	limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
●	advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
●	a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders; and
●	a forum selection clause, which means certain litigation against us can only be brought in Delaware.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned 85% of the common stock or (iii) following board approval, the business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder.

Any provision of our Certificate of Incorporation, Bylaws, or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of Hut 8 common stock and could also affect the price that some investors are willing to pay for our common stock.

The obligations associated with being a public company require significant resources and management attention, and we have and will continue to incur increased costs as a result of becoming a public company.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. We expect to continue to incur significant costs related to operating as a public company. We are subject to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Wall Street Reform and Consumer Protection Act of 2020, the Public Company Accounting Oversight Board, and the rules and standards of Nasdaq and the TSX, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to, among other things:

●	prepare, file, and distribute annual, quarterly, and current reports with respect to our business and financial condition;

●	prepare, file, and distribute proxy statements and other stockholder communications;
●	expand the roles and duties of our Board and committees thereof and management;
●	hire additional financial and accounting personnel and other experienced accounting and finance staff with the expertise to address complex accounting matters applicable to public companies;
●	institute more comprehensive financial reporting and disclosure compliance procedures;
●	involve and retain to a greater degree outside counsel and accountants to assist us with the activities listed above;
●	enhance our investor relations function;
●	establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures;
●	comply with our exchange’s listing standards; and
●	comply with the Sarbanes-Oxley Act.

These rules and regulations and changes in laws, regulations, and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, have and will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements has and will continue to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, financial condition, and results of operations. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

As a public company, complying with applicable rules and regulations can also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board, our Board committees, or as executive officers.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Nasdaq regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.

As a result of being a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting beginning in the year following its first annual report required to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in its internal control over financial reporting. Additionally, when we cease to be an “emerging growth company” under the federal securities laws, our independent registered public accounting firm may be required to express an opinion on the effectiveness of our internal controls.

If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, and our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so, and material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in the price of our common stock and adversely affect our business, financial condition, and results of operations. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, Nasdaq, or other regulatory authorities, which would require additional financial and management resources.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. We have not elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies.

For as long as we continue to be an emerging growth company, we may also take advantage of other exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute arrangements, such as “say-on-pay,” “say-on-frequency” and “say-on-golden-parachutes,” and reduced financial reporting requirements. Although we cannot predict with any certainty, investors may find our common stock less attractive because we may rely on these exemptions, which could result in a less active trading market for our common stock, increased price fluctuation and a decrease in the trading price of our common stock. Moreover, the information that we provide to our stockholders may be different than the information you might receive from other public reporting companies in which you hold equity interests.

We will remain an emerging growth company until the earliest of: (i) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (ii) the last day of the fiscal year during which the fifth anniversary of the Business Combination; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Prior to the closing of the Business Combination, USBTC has previously identified material weaknesses in its internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in our company and, as a result, adversely affect the value of our common stock.

In connection with the preparation of USBTC’s consolidated financial statements as of June 30, 2022 and for the fiscal year ended June 30, 2022, management and its independent registered public accounting firm identified material weaknesses in internal controls over accounting for revenue related transactions, accounting for income taxes, accounting for equity method investments and accounting for complex transactions. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. USBTC’s management was responsible for the internal control over financial reporting of USBTC and took steps to address the material weaknesses, including:

●	Expanding the accounting and finance functions of USBTC by hiring additional employees within the accounting and finance departments of the USBTC, which has already been initiated;
●	The engagement of a third-party firm to assist USBTC in its income tax preparation process;
●	The engagement of a third-party firm to assist USBTC in its equity accounting processes;

●	The engagement of a third-party firm to assist USBTC for its complex revenue and other transactions;
●	The implementation of additional, stronger controls relating to its revenue recognition and impairment process on a go forward basis; and
●	The implementation of an oversight process where third-party firms are managed by senior team members and reliance on any third-party reports is reviewed and approved by authorized personnel at USBTC.

We had completed the remediation action items identified above by December 31, 2023. We have not incurred any material expenses to date with respect to the remediation plan, and we do not expect to incur any material additional costs through its completion. We will also continue to expend the necessary resources, including accounting-related costs to significantly enhance management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience additional deficiencies in our controls.

There can be no assurance that other material weaknesses will not arise in the future. Any material weaknesses in our internal control over financial reporting could cause us to fail to meet our future reporting obligations or could result in material misstatements in our financial statements, which in turn could have an adverse effect on our financial condition. If we are unable to confirm that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

We may issue additional common stock through future offerings, in satisfaction of certain required payments or other obligations in connection with future acquisitions or similar transactions and/or through the exercise or settlement of equity incentives exercisable for our common stock.

We may from time to time, whether in the ordinary course of business or otherwise, undertake offerings from treasury of our common stock or other offerings of securities convertible and/or exchangeable into our common stock and we may enter into acquisition agreements, joint venture agreements, or similar agreements under which we may issue our common stock in satisfaction of certain required payments or other obligations. We may also issue our common stock on the exercise of stock options or other securities exercisable for our common stock. Pursuant to the Hut 8 Corp. 2023 Omnibus Incentive Plan, we may also grant in the future additional equity incentives to eligible participants which may cause existing shareholders to experience dilution of their ownership interests. We cannot predict the size of any future issuances of our common stock, the requirement for financing alternatives or opportunities (which will remain at the discretion of our Board and management team), or the effect that future issuances and sales of our common stock may have on the market price of our common stock. Issuance of a substantial number of additional our common stock or securities convertible and/or exchangeable for our common stock, or the potential for such issuances, may adversely affect prevailing market prices for our common stock. With any additional issuance of our common stock, investors may suffer dilution (in some cases which may be material dilution, depending on the quantum of our common stock that are issued or issuable) to their overall voting power and we may experience dilution in earnings per share. There can be no assurance that the number of our common stock issued and outstanding as of the date of this Annual Report will continue to be the number of issued and outstanding common stock for any period of time following the date of this Annual Report and we cannot and do not make any representation in that regard.

Our Certificate of Incorporation and our Bylaws include a forum selection clause, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our Certificate of Incorporation and our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on Hut 8’s behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to any provisions of the DGCL, our Certificate of Incorporation or our Bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our Certificate of Incorporation and our Bylaws also provide that the federal district courts of the United States of America is the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to the resolution of any complaint asserting a cause of action arising under the Exchange Act. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation and our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Given the inherent and growing risks of operating our business, we recognize the importance of incorporating, monitoring, and updating cybersecurity risk programs as part of operating, management, and governance practices. Our Operations Risk Management Program is been designed to monitor and mitigate technology-related risks across our operations and assess cybersecurity risks related to customers, partners, and suppliers. Our Cybersecurity Program is part of our Operations Risk Management Program and is led by our Senior Vice President of Engineering, who has over 25 years of experience leading engineering, security, and IT at startup and enterprise companies, with oversight from an independent third-party security advisory organization. Our Senior Vice President of Engineering and his team lead our cybersecurity initiatives, including standards, policy development and enforcement, architecture, and processes. Our Risk Committee led by our Senior Vice President of Engineering, includes senior executives and leaders from across our organization and provides oversight and guidance on technology risks facing our business, including cybersecurity. Our internal experts and external third-party advisors evaluate our security posture on a regular basis, and the results of those reviews are reported to our Risk Committee and other relevant members of senior management as well as to our Board. Our Incident Response Committee, which is comprised of our leaders in the areas of information security, legal, finance, privacy, and communications, is responsible for leading our Company’s response to cyber incidents. Our Cybersecurity Incident Response Plan outlines the processes by which management and our Board monitor, detect, assess and resolve cyber incidents.

The Company, our third-party suppliers and customers, along with other companies in our industry, have been subject to, and are likely to continue to be the target of, data breaches, cyber-attacks and other similar incidents as discussed in more detail in Item 1A. Risk Factors. Despite the efforts and investments made, not all intrusions may be prevented. In light of the numerous cybersecurity risks that we face, it is reasonably likely that cybersecurity threats could materially affect our business strategy, results of operations, or financial condition. See our risk factors under Item 1A. Risk Factors.

Cybersecurity Governance

We are exposed to a number of risks and we regularly identify and evaluate these risks and our risk management strategy. Management is principally responsible for identifying, evaluating and managing the risks on a day-to-day basis, under the oversight of our Board and the audit committee. Our audit committee is responsible for overseeing our enterprise risk management processes, including our guidelines and policies governing the process of risk assessment and risk management, which includes cybersecurity. In addition, our Board is presented with information at its regularly scheduled and special meetings, including on risk and security posture, privacy, security initiatives and programs, and emerging conditions, and management provides more frequent, informal communications to the Board between regularly scheduled meetings, which are designed to give the Board regular updates about our business. The Board considers this information and provides feedback, makes recommendations and, as appropriate, authorizes or directs management to address particular exposures to risk.

Item 2. Properties

We lease our corporate offices in Miami, Florida and Toronto, Ontario along with all of our high performance computing locations. We also maintain various leases with respect to our digital asset mining sites and own the 1.9 acres of land on which the Salt Creek substation sits.

We believe our existing facilities are sufficient for our current needs. In the future, we may reassess our existing facilities or add new facilities as we further expand our operations. We believe suitable space will be available on commercially reasonable terms to meet our future needs.

Item 3. Legal Proceedings

For a description of material legal proceedings in which we are involved, see Note 22 to our consolidated financial statements included elsewhere in this Annual Report, which is incorporated herein by reference.

We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, or financial condition. However, we are subject to regulatory oversight by numerous federal, state, provincial, and foreign regulators and we are, and we may become, subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on The Nasdaq Stock Market LLC under the symbol “HUT.”

Holders of Record

As of March 27, 2024, there were 53 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid dividends on our capital stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. We may enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends or make distributions on our capital stock. Any future determination regarding the declaration and payment of dividends on our common stock will be at the discretion of our Board and will depend on then-existing conditions, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law, and other factors our Board deems relevant.

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly under “Item 1A. Risk Factors.” See also “Cautionary Statement Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Business Overview

Hut 8 is a leading, vertically integrated operator of large-scale energy infrastructure built to extract maximum value from every electron we facilitate. We acquire, design, build, manage, and operate data centers that power compute-intensive workloads such as Bitcoin mining, high performance computing, and AI.

We see incredible opportunities at the intersection of energy and infrastructure. As demand for energy increases over the coming years, we believe that building a scaled portfolio of energy infrastructure assets will create a sustainable competitive advantage for our business. Our vertically integrated model, including our ability to rapidly build new capacity and redeploy existing assets to new use cases, positions us to capture future demand as advancements in technology and the increasing demand for compute capacity necessitate significant growth in underlying energy infrastructure. We also leverage our operating scale, purpose-built technology, and sophisticated approach to energy management to drive efficiency across our business lines.

As of December 31, 2023, our operating portfolio totaled 839 MW across 11 sites in North America comprising six digital asset mining sites and five cloud and colocation data centers. We currently have a near-term path to expand to more than 1 GW under management given: (i) the agreement signed with Ionic Digital, which is expected to add five data centers in Texas totaling approximately 300 MW, (ii) the successful completion of our Stalking Horse Bid for four power-producing assets in Ontario totaling approximately 310 MW, and (iii) our recent purchase of a 67 MW substation in Culberson County, Texas.

Merger of USBTC and Hut 8

On February 6, 2023, USBTC, Legacy Hut, and Hut 8 entered into a business combination agreement pursuant to which, among other things, Legacy Hut and its direct wholly-owned subsidiary amalgamated to continue as Hut Amalco and both Hut Amalco and USBTC became wholly-owned subsidiaries of Hut 8 Corp.

On November 30, 2023, the Business Combination was completed and Hut 8 Corp. began trading on the Nasdaq on December 4, 2023.

Given that the Business Combination closed after the end of the quarterly period ended September 30, 2023, the information included in this Annual Report principally describes Hut 8’s business and operations following the closing of the Business Combination, but includes the historical financial statements of USBTC, the accounting acquirer, and related MD&A, which describes the business, financial condition, results of operations, liquidity and capital resources of USBTC prior to the Business Combination. Given USBTC historically had a fiscal year ended June 30, 2023, the financials and MD&A included in this Annual Report relate to six months ended December 31, 2023, which represents five months of USBTC financials and one month of consolidated company financials, and historical financials of USBTC for the six months ended December 31, 2022, 12 months ended June 30, 2023 and 2022, and the period from December 4, 2020 (inception) through June 30, 2021.

Business Segments

We have four reportable business segments: Digital Assets Mining, Managed Services, High Performance Computing — Colocation and Cloud, and Other.

Digital Assets Mining

Currently, the majority of our revenue is derived from Digital Assets Mining (also referred to as self-mining), which principally consists of mining Bitcoin. Our self-mining business currently spans six sites:

●	three sites that we own: (i) Niagara Falls, New York (Alpha), (ii) Medicine Hat, Alberta (Medicine Hat), and (iii) Drumheller, Alberta (Drumheller);
●	two sites owned by third party hosting providers: (iv) Kearney, Nebraska (Charlie) and (v) Granbury, Texas (Delta); and
●	(vi) one site in McCamey, Texas (King Mountain) that we own through the King Mountain JV.

We receive digital asset mining rewards via third party mining pool operators, Foundry and Luxor. Mining pools allow us to combine our computing power with other miners, increasing the chances of solving a block and getting paid by the network. The pools distribute our pro-rata share of Bitcoin rewards based on the computing power we contribute. The current Bitcoin reward for solving a block is 6.25 Bitcoin.

As the adoption of Bitcoin continues to grow and the market valuation of Bitcoin rises, we anticipate a surge in demand for Bitcoin, prompting the entry of new miners into the market. This influx of participants results in the increase of the Bitcoin network’s hash rate. Consequently, existing miners must scale their own hash rate to maintain a competitive edge in solving blocks and acquiring rewards. While we anticipate this trend to persist, we aim to grow our hashrate as we continue to scale our portfolio of underlying energy infrastructure.

As of December 31, 2023, including our net share of the King Mountain JV, we owned approximately 65,000 miners totaling approximately 6.3 EH/s with an average fleet efficiency of 33.4 J/TH.

Managed Services

Our Managed Services business provides to institutional partners such as digital asset mining site owners, governments, and data center developers an end-to-end partnership model for energy infrastructure development, including:

●	Project inception: Site design, procurement, and construction management;
●	Project operationalization: Software automation, process design, personnel hiring, and team training;
●	Revenue management: Utilities contracts, hosting operations, and customer management;
●	Project optimization: Energy portfolio optimization and strategic initiatives, and
●	Compliance and reporting: Finance, accounting, and safety.

Under this model, partners can enter into infrastructure projects with confidence: renewable energy companies can utilize our modular data centers as a flexible load, investors can deploy capital into energy infrastructure without the need for specialized expertise in site design, construction, and operations, and site owners can monetize their assets with minimal operational requirements on their end. Meanwhile, the scalable and capital-light nature of this business allows us to generate cash flow without significant upfront capital investment while driving attractive project-level economics for our partners. Cash flows are generated through a fee structure that is typically fixed based on power capacity under management, with reimbursement of passthrough costs. In addition to the fixed fee, further cash flows may be driven from incentive bonuses and certain energy management services.

As of December 31, 2023, Hut 8 managed 680 MW of infrastructure under this program across three sites in the United States, which included 400 MW owned by Generate Capital and 280 MW owned by the King Mountain JV.

High Performance Computing - Colocation and Cloud

Our HPC business spans five locations in Canada (Mississauga, Ontario; Vaughan, Ontario; Kelowna, British Columbia; and two locations in Vancouver, British Columbia) with more than 36,000 square feet of geo-diverse data center space powered by predominantly emission-free energy sources. The fee structure for our HPC business is based on two models: allocation and consumption. Under the allocation model, customers pay a fixed recurring monthly fee based on a set amount of resources assigned. The consumption model for both colocation and cloud businesses is generally a function of additional consumption of compute, storage, network, or power usage above and beyond the contractual commitment. The high-density colocation services available in some of our locations position us well to support the increasing demand for power densities driven by AI and GPU requirements, along with traditional CPU performance increases. In addition to colocation services, our cloud services are a core product offering: we support public and private cloud, managed backup, business continuity and disaster as a recovery service, and high performance high-capacity storage solutions. Our infrastructure is designed to support a variety of compute, storage, and network workloads across traditional enterprise, B2B, machine learning, visual effects, and AI. The data centers are geo-diverse and carrier neutral with network diversity and redundancy from multiple telecommunications providers.

Other

Hosting

We also enter into hosting contracts to operate mining equipment on behalf of third parties within our facilities. Hosting services include the provision of mining equipment and energized space and the monitoring, troubleshooting, and repair and maintenance of customer mining equipment. Hosting services revenue is generated through fees that may be fixed or based on a profit-sharing arrangement, typically with reimbursement of passthrough costs.

As of December 31, 2023, we hosted approximately 8,500 miners (about 0.8 EH/s) at our wholly owned Alpha site, which has a total capacity of 50 MW.

Equipment sales and repairs

We may enter into equipment sale contracts when we believe there is an opportunity to generate profit from selling machines and other mining equipment. For example, reports have been released which indicate that players in the mining equipment business adjust the prices of miners according to Bitcoin mining revenues, which means there may be times where we believe miners are overvalued in relation to their projected cash flows. We may also repair miners for third parties in exchange for a fee, as we have a MicroBT-certified, fully equipped repair center space at our Medicine Hat site.

King Mountain JV

The King Mountain JV is a 50/50 joint venture with NextEra Energy, Inc. The King Mountain JV has 280 MW of self-mining and hosting operations colocated behind-the-meter at a wind farm in McCamey, Texas. Hut 8 acquired its 50% membership interest in December 2022 through a competitive auction process in connection with the Chapter 11 bankruptcy filing of Compute North. As part of the acquisition, Hut 8 also assumed the TZRC Secured Promissory Note.

As of December 31, 2023, the King Mountain JV owned approximately 18,000 miners for self-mining (about 1.8 EH/s) and hosted approximately 68,200 miners (about 7.8 EH/s) for Marathon Digital at its wholly owned King Mountain site, which has a total capacity of 280 MW.

We account for the King Mountain JV using the equity method of accounting, resulting in reporting the King Mountain JV as an unconsolidated joint venture. Additionally, our 50% portion of monthly distributions from the King Mountain JV are swept to pay down the TZRC Secured Promissory Note. See Note 9 and Note 14 to the consolidated financial statements found elsewhere in this Annual Report for additional information on the King Mountain JV and TZRC Secured Promissory Note.

Below is the condensed consolidated income statement for the King Mountain JV for the six months ended December 31, 2023. The condensed consolidated income statement for the six months ended December, 31, 2022 is not meaningful as it represents less than one month of activity.

Condensed Consolidated Income Statement
Six Months Ended
(in thousands)	December 31, 2023
Revenues, net	$80,565
Gross profit	38,667
Net income	5,371
Net income attributable to investee	2,686

Our Board and management team also evaluate Adjusted EBITDA for the King Mountain JV, which is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest income, income tax, depreciation and amortization. We use Adjusted EBITDA to assess the King Mountain JV’s financial performance because it allows us to compare the operating performance on a consistent basis across periods by removing the effects of the King Mountain JV’s capital structure.

Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. This non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

Six Months Ended
December 31,
(in thousands)	2023
Net income	$5,371
Depreciation and amortization	30,478
Interest income	(413)
Adjusted EBITDA	$35,436

Key Factors Affecting Our Performance

Price of Bitcoin

We primarily mine Bitcoin, which has historically experienced significant price volatility. We record revenue upon receipt of Bitcoin at its spot price at the beginning of the day (midnight UTC time), and we have also elected to early adopt ASU 2023-08 for the six months ended December 31, 2023, under which Bitcoin is revalued every reporting period at fair value with changes in fair value recognized in net income, so any fluctuations in the price of Bitcoin may impact our results of operations.

During the six months ended December 31, 2023, the price of Bitcoin ranged from $25,100 to $44,200. During the six months ended December 31, 2022, the price of Bitcoin ranged from $15,800 to $24,400.

During the 12 months ended June 30, 2023, the price of Bitcoin ranged from $15,800 to $30,700. During the 12 months ended June 30, 2022, the price of Bitcoin ranged from $19,000 to $67,500. During the period from December 4, 2020 (inception) through June 30, 2021, the price of Bitcoin ranged from $18,100 to $63,400.

Bitcoin network difficulty and hashrate

Bitcoin network difficulty, which varies directly with the bitcoin network hashrate, directly affects the results of our operations. We define Bitcoin network difficulty, multiplied by two to the thirty-second power (difficulty * 2˄32), as the measure of how many SHA-256d hashes, on average, are required to record a new block on the Bitcoin blockchain. The Bitcoin protocol is designed such that one block is generated, on average, every 10 minutes, no matter how much hashrate is on the network. To keep the time interval between blocks fixed at 10 minutes, the Bitcoin network adjusts its “network difficulty” every 2,016 blocks (or roughly every two weeks) such that the average number of SHA-256d hashes needed to find a new block are normalized at 10 minutes based on the time interval between blocks for the last 2,016 blocks.

For example, as Bitcoin network hashrate increases, the time interval between new blocks decreases. The Bitcoin network will then adjust its difficulty upward to require more hashes, on average, to record a new block. Network difficulty is an integer.

Network difficulty and average network hashrate were 72.0T and 515.4 EH/s, respectively, as of December 31, 2023 compared to 35.4T and 253.1 EH/s, respectively, as of December 31, 2022.

Network difficulty and average network hashrate were 50.7T and 362.5 EH/s, respectively, as of June 30, 2023 compared to 29.6T and 211.6 EH/s as of June 30, 2022. Network difficulty and average network hashrate were 19.9T and 142.68 EH/s, respectively, as of June 30, 2021.

Block reward and halving

The current Bitcoin reward for solving a block is 6.25 Bitcoin. The Bitcoin network is programmed such that the Bitcoin block reward is halved every 210,000 blocks mined, or approximately every four years (the “Halving”). This reduction in reward spreads out the release of Bitcoin over a long period of time as an ever smaller number of coins are mined with each Halving. The maximum supply of Bitcoin is 21,000,000 Bitcoin which is projected to be fully mined around the year 2140.

Bitcoin Halving events impact the amount of Bitcoin we mine which, in turn, may have a potential impact on our results of operations. The last Halving occurred in May 2020 and the next Halving is expected to occur in April 2024.

Key Performance Indicators

In addition to our financial results and non-GAAP financial measures, we use certain key performance indicators to evaluate our business, identify trends, and make strategic decisions.

The following table presents our key performance indicators for the six months ended December 31, 2023 and 2022, the twelve months ended June 30, 2023 and 2022, and for the period from December 4, 2020 (inception) through June 30, 2021.

					Period from
					December 4, 2020
	Six Months Ended		Twelve Months Ended		(Inception) through
	December 31,		June 30,		June 30,
	2023	2022	2023	2022	2021
Cost to mine a Bitcoin (excluding hosted facilities)(1)	$16,353	$16,447	$14,672	$13,161	$12,075
Cost to mine a Bitcoin(2)	$18,815	$16,305	$15,117	$13,175	$12,075
Energy cost per MWh	$44.52	$73.19	$61.51	$70.77	$59.15
Hosting cost per MWh	$63.33	$22.61	$60.47	$56.00	$—
Bitcoin mined - Digital Assets Mining(3)	1,244	1,273	2,168	1,636	95
Energy capacity under management	839 MW	730 MW	730 MW	92 MW	50 MW
(1)	Cost to mine a Bitcoin (excluding hosted facilities) is equivalent to the all-in electricity cost to mine a Bitcoin at owned facilities and includes our net share of the King Mountain JV.
(2)	Cost to mine a Bitcoin (or weighted average cost to mine a Bitcoin) is calculated as the sum of total all-in electricity expense and hosting expense divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV.
(3)	Bitcoin mined – Digital Assets Mining excludes our net share of the King Mountain JV.

Cost to mine a Bitcoin

Our profitability in self-mining is heavily dependent upon our cost to mine a Bitcoin, calculated as all-in electricity and hosting costs divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV. Our management reviews the cost to mine a Bitcoin excluding hosted facilities and inclusive of hosted facilities.

Our cost to mine a Bitcoin (excluding hosted facilities) for the six months ended December 31, 2023 was $16,353 compared to $16,447 for the six months ended December 31, 2022. The decrease was primarily attributable to a decrease in our energy cost per MWh (see below for further discussion on energy cost per MWh), partially offset by an increase in network difficulty as more energy was utilized to mine a Bitcoin during the 2023 period compared to the 2022 period. Our cost to mine a Bitcoin (excluding hosted facilities) for the 12 months ended June 30, 2023 and June 30, 2022 was $14,672 and $13,161, respectively. The increase was also driven by an increase in network difficulty, which raised our MWhs utilized to mine a Bitcoin. Our cost to mine a Bitcoin (excluding hosted facilities) for the 12 months ended June 30, 2022 compared to the period from inception through June 30, 2021 was $13,161 and $12,075, respectively. The increase was primarily due to higher energy costs per MWh.

Inclusive of hosted facilities, our cost to mine a Bitcoin for the six months ended December 31, 2023 was $18,815 compared to $16,305 for the six months ended December 31, 2022. The increase was driven by an increase in network difficulty and further augmented by an increase in hosting costs per MWh (see below for further discussion on hosting cost per MWh). Our cost to mine a Bitcoin for the 12 months ended June 30, 2023 was $15,117 compared to $13,175 for the 12 months ended June 30, 2022. The increase was primarily due to an increase in our hosting rate (which became variable in the 2023 period) and an increase in network difficulty, which raised our MWhs utilized to mine a Bitcoin. Our cost to mine a Bitcoin for the 12 months ended June 30, 2022 compared to the period from inception through June 30, 2021 was $13,175 and $12,075, respectively. The increase was primarily due to higher energy costs per MWh.

Energy and hosting cost per MWh

In addition to the cost to mine a Bitcoin, our management reviews the energy cost per MWh at facilities we own and hosting cost per MWh at hosted facilities. Energy cost per MWh is calculated by dividing our total energy expense by the total MWh utilized at owned facilities during the respective periods and includes our net share of the King Mountain JV. Hosting cost per MWh is calculated by dividing our total hosting expense by the total MWh utilized at hosted facilities during the respective periods.

Energy cost per MWh for the six months ended December 31, 2023 was $44.52 compared to $73.19 for the six months ended December 31, 2022. The decrease was primarily driven by lower energy costs at King Mountain compared to our previous facility in Pecos, Texas, which we exchanged in February 2023 for extinguishment of debt. Energy cost per MWh for the 12 months ended June 30, 2023 and June 30, 2022 was $61.51 and $70.77, respectively. The decrease was also driven by lower energy costs at King Mountain compared to the former Pecos, Texas facility. The energy cost per MWh for the 12 months ended June 30, 2022 compared to the period from inception through June 30, 2021 were $70.77 and $59.15, respectively, and the increase was also driven by higher energy costs at the former Pecos, Texas facility, which we energized in the spring of 2022.

Hosting cost per MWh for the six months ended December 31, 2023 was $63.33 compared to $22.61 for the six months ended December 31, 2022. The increase was due to a higher variable hosting rate at the Delta site during the 2023 period compared to the hosting costs charged by the site's former operator during the 2022 period. Hosting cost per MWh for the 12 months ended June 30, 2023 and June 30, 2022 were $60.47 and $56.00, respectively. The increase was due to a higher variable hosting rate during the 2023 period compared to a fixed rate during the 2022 period. There were no hosting costs per MWh in the period from inception through June 30, 2021.

Bitcoin mined – Digital Assets Mining

Bitcoin mined represents the number of Bitcoin mined by our Digital Assets Mining segment during the respective periods (and therefore excludes our net share of the King Mountain JV). Our management looks as this metric as it directly impacts our Digital Assets Mining revenue for the respective periods.

Bitcoin mined for the six months ended December 31, 2023 and December 31, 2022 was 1,244 and 1,273 respectively. The decrease in Bitcoin mined was mainly due to an increase in network difficulty partially offset by one month of combined company activity after the Business Combination. Bitcoin mined for the twelve months ended June 30, 2023 and June 30, 2022 was 2,168 and 1,636 respectively. The increase in Bitcoin mined was due to increased number of miners in operation. Bitcoin mined for the twelve months ended June 30, 2022 compared to the period covering inception to June 30, 2021 was 1,636 and 95 respectively. The increase in Bitcoin mined is due to full year of activity and additional number of miners in operation.

Energy capacity under management

Energy capacity under management includes the energy capacity of our self-mining and hosting infrastructure, as well as the energy capacity of the sites that we manage for our clients under the Managed Services line of business.

Energy capacity under management for the six months ended December 31, 2023 was 839 MW compared to 730 MW for the six months ended December 31, 2022. The increase was due to the addition of two self-mining facilities, Medicine Hat and Drumheller, due to the Business Combination. Energy capacity under management for the 12 months ended June 30, 2023 and June 30, 2022 were 730 MW and 92 MW, respectively. The increase was due to the addition of two sites, Charlie with 100 MW and Delta with 300 MW, that were added under the Managed Services line of business and 280 MW at the King Mountain site, also under the Managed Services line of business, partially offset by the loss of our former Pecos, Texas site which was 42 MW. Energy capacity under management for the twelve months ended June 30, 2022 compared to the period from inception through June 30, 2021 was 92 MW compared to 50 MW, respectively. The increase in the energy capacity under management was due to the addition of our formerly owned Pecos, Texas site.

Further details on our cost of mining and our energy and hosting costs are shown in the table below.

					Period from
					December 4, 2020
	Six Months Ended		Twelve Months Ended		(Inception) through
	December 31,		June 30,		June 30,
Cost of mining - analysis of costs to mine a Bitcoin	2023	2022	2023	2022	2021
Cost of mining - owned facilities and net share of the King Mountain JV
All-in electricity cost per Bitcoin mined	$16,353	16,447	14,672	13,161	12,075

Cost of mining - hosted facilities
Hosting cost per Bitcoin mined	$20,028	$5,934	$16,178	$14,178	$—

Weighted average cost to mine a Bitcoin	$18,815	$16,305	$15,117	$13,175	$12,075
Weighted average revenue per Bitcoin mined	$33,197	$20,029	$22,884	$41,653	$44,818
Cost to mine a Bitcoin as % of average revenue per Bitcoin mined	56.7%	81.4%	66.1%	31.6%	26.9%

Statistics
Self-Mining
Owned facilities and net share of the King Mountain JV
Total Bitcoin mined	504	1,329	1,840	1,614	95
Bitcoin mining revenue - (in thousands)	$17,528	$26,634	$39,270	$67,340	$4,272
Total MWhs utilized	185,095	298,545	438,812	300,062	19,457
Total all-in electricity expense - (in thousands)	$8,240	$21,850	$26,989	$21,235	$1,151
Energy cost per MWh	$44.52	$73.19	$61.51	$70.77	$59.15
Average revenue per Bitcoin mined	$34,786	$20,047	$21,348	$41,734	$44,818
Energy expense as percentage of Bitcoin mining revenue, net	47.0%	82.0%	68.7%	31.5%	26.9%

Hosted Facilities
Total Bitcoin mined	1,023	18	770	23	—
Bitcoin mining revenue - (in thousands)	$33,159	$340	$20,458	$823	$—
Total MWhs utilized	323,529	4,777	206,149	5,804	—
Total hosting expense - (in thousands)	$20,489	$108	$12,465	$325	$—
Hosting cost per MWh	$63.33	$22.61	$60.47	$56.00	$—
Average revenue per Bitcoin mined	$32,413	$18,681	$26,552	$35,904
Hosting expense as percentage of Bitcoin mining revenue, net	61.8%	31.8%	60.9%	39.5%	—%

Key Components of our Results of Operations

We have organized our operations into four reportable segments: Digital Assets Mining, Managed Services, HPC, and Other. These segments reflect the way we evaluate our business performance and manage our operations.

Revenue

We derive revenue from our four business segments: Digital Assets Mining, Managed Services, HPC, and Other. For additional information on how we recognize revenue in each of these segments, please see “—Critical Accounting Policies and Estimates.”

Digital Assets Mining

We principally mine Bitcoin, so the majority of our Digital Assets Mining revenue is derived from the service of providing hashrate to mining pools in exchange for our share of the block reward and transaction fees, less any mining pool fees charged by the mining pool operator. We record revenue upon receipt of Bitcoin at its spot price at the beginning of the day (midnight UTC time), as determined by our principal market, which is Coinbase Prime. Bitcoin’s spot price may fluctuate on a daily basis, which impacts the amount of revenue recorded.

Managed Services

Managed Services revenue is derived from fixed monthly management fees based on power capacity of the customer’s data center, plus the reimbursement of certain operating costs which vary each month. We may also be entitled to a share of additional hosting services revenue we help generate for the customer, and further cash flows may be driven from other incentive bonuses and certain energy management services.

High Performance Computing – Colocation and Cloud

Our HPC business earns revenue by providing colocation, cloud, and connectivity services to clients in exchange for a fee. The fee structure is based on two models: allocation and consumption. Under the allocation model, customers pay a fixed recurring monthly fee based on a set amount of resources assigned. The consumption model is generally a function of additional consumption of compute, storage, network or power usage above and beyond the contractual commitment.

Other

Other revenue may include: (i) hosting service fees that may be fixed or based on a profit-sharing arrangement, typically with reimbursement of passthrough costs, (ii) equipment sales, and (iii) equipment repair revenue from repairing machines owned by third parties.

Cost of revenue

Digital Assets Mining

Included in cost of revenue for Digital Assets Mining are power costs inclusive of curtailment credits, hosting expense, facility labor costs, occupancy costs, and all repair and maintenance expenses including facility infrastructure and miners.

Managed Services

Cost of revenue for Managed Services primarily consists of passthrough costs for expenses paid by us that are reimbursed by our customers on top of our managed services fee. These typically include facility labor costs, allocated corporate labor costs, and all repair and maintenance expenses including facility infrastructure and miners.  For the historical financials of USBTC for the 12 months ended June 30, 2023 and 2022, and the period from December 4, 2020 (inception) through June 30, 2021, passthrough labor costs and repair and maintenance expenses were included in general and administrative expenses.

High Performance Computing – Colocation and Cloud

Included in cost of revenue for HPC are energy costs, network management costs, third party license fees, labor costs, repair and maintenance of HPC equipment, and facility costs.

Other

Other cost of revenue may include passthrough costs for hosted customers, cost of equipment sold, and cost of equipment repair for third parties.

Depreciation and amortization

Our depreciation expense consists mainly of depreciation for mining equipment and assets related to our HPC operations. As miners are received and put into service, amounts reflected as deposits are transferred to property and equipment and depreciation commences. Depreciation expense also includes an immaterial amount of depreciation for other property and equipment not directly associated with our mining or HPC activities. We capitalize the cost of our miners and record depreciation expense on a straight-line basis over the estimated useful life of the machines, which is generally four years. See “Note 2 – Property and equipment” in our consolidated financial statements for additional information on estimated useful lives.

General and administrative expenses

General and administrative expenses include, but are not limited to, payroll, stock-based compensation, legal fees, professional fees, non-refundable sales taxes, contracted services, security services, investor relations and shareholder costs, and insurance premiums.

Gains on digital asset and realized gain on sale of digital assets

We adopted ASU No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), effective July 1, 2023, under which Bitcoin is revalued every reporting period at fair value with changes in fair value recognized in net income. We regularly exchange our newly mined Bitcoin for fiat currency to fund operating expenses.

Other income (expense)

Other income (expense) includes foreign exchange gain (loss), interest expense, and equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture is primarily attributed to our 50% share of the King Mountain JV’s net income or loss. See “—King Mountain JV” for additional information on the King Mountain JV.

Income tax benefit (provision)

Our provision for income taxes consists of U.S. deferred federal taxes. A valuation allowance is recorded against substantially all of our net deferred tax assets, which are composed primarily of federal and state net operating loss carryforwards, stock-based compensation, non-goodwill intangibles, investments in joint ventures, and lease liabilities; in addition, we have deferred tax liabilities resulting from our derivative and right-to-use assets. Our ability to offset our deferred tax liabilities with our deferred tax assets is limited due to restrictions on the ability to offset taxable income by more than eighty percent with federal net operating losses. As a result, we have recorded a deferred tax liability for the expected amount of future taxable income that is not covered by net operating losses. We evaluate our ability to recognize our deferred tax assets annually by considering all positive and negative evidence available as prescribed by the Financial Accounting Standards Board (“FASB”) under its general principles of ASC 740, Income Taxes.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA to evaluate our business, measure our performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, further adjusted by depreciation and amortization embedded in the equity in earnings (losses) from an unconsolidated joint venture, the removal of non-recurring transactions, the impairment of long-lived assets, foreign exchange gains or losses and stock-based compensation expense in the period presented. You are encouraged to evaluate each of these adjustments and the reasons our Board and management team consider them appropriate for supplemental analysis.

Our Board and management team use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and amortization), and other items (such as non-recurring transactions mentioned above) that impact the comparability of financial results from period to period.

Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

For a reconciliation to Hut 8’s most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Results of Operations” below.

Results of Operations

Six Months Ended December 31, 2023 and 2022

	Six Months Ended
	December 31,		Increase
(in thousands)	2023	2022	(Decrease)
Revenue:
Digital Assets Mining	$41,477	$25,744	$15,733
Managed Services	12,595	2,600	9,995
High Performance Computing – Colocation and Cloud	1,138	—	1,138
Other	5,395	17,641	(12,246)
Total revenue	60,605	45,985	14,620

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue - Digital Assets Mining	26,508	23,193	3,315
Cost of revenue - Managed Services	3,366	1,063	2,303
Cost of revenue - High Performance Computing – Colocation and Cloud	655	—	655
Cost of revenue - Other	3,773	3,512	261
Total cost of revenue	34,302	27,768	6,534

Operating expenses:
Depreciation and amortization	10,620	11,811	(1,191)
General and administrative expenses	37,551	10,609	26,942
Gains on digital asset	(32,626)	—	(32,626)
Loss on sale of property and equipment	443	—	443
Realized gain on sale of digital assets	—	(2,201)	2,201
Impairment of digital assets	—	2,272	(2,272)
Impairment of long-lived assets	—	63,574	(63,574)
Total operating expenses	15,988	86,065	(70,077)
Operating income (loss)	10,315	(67,848)	78,163

Other (expense) income:
Foreign exchange gain	1,002	—	1,002
Interest expense	(11,703)	(14,703)	3,000
Equity in earnings (losses) of unconsolidated joint venture	6,173	(510)	6,683
Total other (expense) income	(4,528)	(15,213)	10,685

Net income (loss) before taxes	5,787	(83,061)	88,848

Income tax benefit (provision)	421	1,808	(1,387)

Net income (loss)	$6,208	$(81,253)	$87,461

Other comprehensive income:
Foreign currency translation adjustments	10,761	—	10,761
Total comprehensive income (loss)	$16,969	$(81,253)	$98,222

Adjusted EBITDA reconciliation:

	Six Months Ended December 31,		Increase
(in thousands)	2023	2022	(Decrease)
Net income (loss)	$6,208	$(81,253)	$87,461
Interest expense	11,703	14,703	(3,000)
Income tax benefit	(421)	(1,808)	1,387
Depreciation and amortization	10,620	11,811	(1,191)
Share of unconsolidated joint venture depreciation and amortization (1)	10,503	2,540	7,963
Foreign exchange gain	(1,002)	—	(1,002)
Loss on sale of property and equipment	443	—	443
Non-recurring transactions (2)	12,044	—	12,044
Impairment of long-lived assets	—	63,574	(63,574)
Stock-based compensation expense	12,216	3,263	8,953
Adjusted EBITDA	$62,314	$12,830	$49,484
(1)

Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 323. See Note 9. Investment in unconsolidated joint venture of the Consolidated Financial Statements for further detail.

(2)

Non-recurring transactions for the six months ended December 31, 2023 represent approximately $2.4 million of transaction costs related to the Business Combination and $9.6 million related to a sales tax accrual.

Revenue

Total revenue for the six months ended December 31, 2023 and 2022 was $60.6 million and $46.0 million, respectively, and consisted of Digital Assets Mining, Managed Services, HPC, and Other.

Digital Assets Mining

Digital Assets Mining revenue was $41.5 million and $25.7 million for the six months ended December 31, 2023 and 2022, respectively. This was driven by the average price per Bitcoin mined increasing period over period and one month of combined company activity after the Business Combination. The average price per Bitcoin mined was about $33,200 during the six months ended December 31, 2023 compared to about $20,000 during the six months ended December 31, 2022. This was partially offset by a decrease of approximately 30 Bitcoin mined, exclusive of our net share of the King Mountain JV, period over period due to increased Bitcoin network difficulty.

Managed Services

Managed Services revenue was $12.6 million for the six months ended December 31, 2023, consisting of $9.6 million in management fees and $3.0 million in cost reimbursements. Managed Services revenue was $2.6 million for the six months ended December 31, 2022, consisting $1.5 million in fees and $1.1 million in cost reimbursements. We began our Managed services offering for third parties in November 2022; therefore, the six-months ended December 31, 2023 reflects a full period of Managed Services, whereas the comparative period of the six-months ended December 31, 2022 reflects less than two months of activity. The six months ended December 31, 2023 also includes revenue from an interim Managed Services agreement with Celsius Mining LLC, which was signed in December 2023.

High Performance Computing – Colocation and Cloud

HPC revenue was $1.1 million and nil for the six months ended December 31, 2023 and 2022, respectively. The revenue was acquired as part of the Business Combination and represents one month of activity consisting of recurring revenue from small and medium enterprises predominantly domiciled in Canada.

Other

Other revenue was $5.4 million and $17.6 million for the six months ended December 31, 2023 and 2022, respectively. Other revenue for the six months ended December 31, 2023 consisted primarily of hosting services revenue from the Alpha site. No mining equipment sales revenue was recorded for the six months ended December 31, 2023.

Other revenue for the six months ended December 31, 2022 consisted of $14.0 million in hosting services revenue and $3.6 million in mining equipment sales. One of our hosting clients defaulted on its contract during the six months ended December 31, 2022, which resulted in a termination of the contract without an obligation to refund, and we recognized the remaining deferred revenue of $13.1 million with respect to such client.

Cost of revenue

Digital Assets Mining

Cost of revenue for Digital Assets Mining for the six months ended December 31, 2023 and 2022 were $26.5 million and $23.2 million, respectively, driven primarily by an increase in electricity utilized and hosting costs from additional miners online, partially offset by a lower average power rate during the period.

Managed Services

Cost of revenue for Managed Services for the six months ended December 31, 2023 and 2022 were $3.4 million and $1.1 million, respectively, and primarily consisted of reimbursable payroll and other site operating costs. The increase in costs is due to the full six months of activity in the 2023 period compared to two months of activity in the 2022 period.

High Performance Computing – Colocation and Cloud

Cost of revenue for HPC for the six months ended December 31, 2023 and 2022 were $0.7 million and nil, respectively. The cost of revenue reflects one months of activity, as the cost are part of the newly acquired business in result of the Business Combination.

Other

Cost of revenue for Other for the six months ended December 31, 2023 was $3.8 million and consisted primarily of cost of hosting services revenue, the majority of which is electricity costs. Cost of revenues for Other for the six months ended December 31, 2022 was $3.5 million and consisted of $3.1 million in cost of mining equipment sold and $0.4 million in cost of hosting services revenue. The $3.4 million increase in cost of hosting services revenue was driven by an increase in hosted miners.

Depreciation and amortization

Depreciation and amortization expense was $10.6 million and $11.8 million for the six months ended December 31, 2023 and 2022, respectively. The decrease in depreciation and amortization expense was primarily driven by the lower net book value of plant and equipment after the recognition of a non-cash impairment charge during the six months ended December 31, 2022 as part of annual impairment testing, partially offset by property and equipment acquired as part of the Business Combination.

General and administrative expenses

G&A expenses were $37.6 million and $10.6 million for the six months ended December 31, 2023 and 2022, respectively. The increase in G&A expenses was driven by: (i) a $9.0 million increase in stock-based compensation due to certain stock options granted and restricted stock awards that were accelerated upon the closing of the Business Combination and certain stock options and restricted stock awards that were issued and immediately vested before the closing of this Business Combination, (ii) a $3.7 million increase in salary and benefit costs due to added headcount as part of the Business Combination and to support the Company’s growth, and (iii) a $9.6 million sales tax provision from a non-recurring state tax payment related to the facility build out in Texas. Canadian digital asset mining operations are also subject to non-refundable provincial and federal sales taxes on purchases, which is likely to have an increased impact on our G&A expenses in future periods. G&A expenses for the six months ended December 31, 2023 also include one-time transaction costs of $2.4 million primarily related to the Business Combination.

Gains on digital asset

Gains on digital asset was $32.6 million and nil for the six months ended December 31, 2023 and 2022, respectively. The increase was due to our decision to early adopt ASU 2023-08 for the six months ended December 31, 2023, which require us to recognize our digital assets at fair value with changes recognized in net income during the reporting period.

Impairment of long-lived assets

Impairment of long-lived assets, including right-of-use assets, was nil and $63.6 million for the six months ended December 31, 2023 and 2022, respectively. During the six months ended December 31, 2022, adverse changes in business climate, including decrease in the price of Bitcoin and the resulting decrease in the market price of miners and mining equipment, indicated that an impairment triggering event had occurred. Testing performed indicated that the estimated fair value of our miners, mining equipment, and other mining operation assets were less than their net carrying value as of December 31, 2022. An impairment charge of approximately $63.6 million was recognized, decreasing the net carrying value of these assets to their estimated fair value.

Other expense

Other expense totaled $4.5 million for the six months ended December 31, 2023 compared to $15.2 million for the six months ended December 31, 2022. The decrease of $10.7 million was primarily driven by a $6.7 million increase in equity in earnings of unconsolidated joint venture and a decrease of $3.0 million in interest expense driven by the NYDIG debt restructuring in February 2023.

Income tax

Our income tax benefit decreased by $1.4 million from $1.8 million in the six months ended December 31, 2022 to $0.4 million in the six-month ended December 31, 2023. The decrease in income tax benefit was primarily due to lower taxable loss for the six months ended December 31, 2023 compared to prior period.

Year Ended June 30, 2023 and 2022

	Twelve Months Ended
	June 30,		Increase
(in thousands)	2023	2022	(Decrease)
Revenue:
Digital Assets Mining	$49,247	68,164	$(18,917)
Managed Services	12,798	—	12,798
Other	20,115	5,566	14,549
Total revenue	82,160	73,730	8,430

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue - Digital Assets Mining	38,601	23,361	15,240
Cost of revenue - Managed Services	975	—	975
Cost of revenue - Other	3,536	2,422	1,114
Total cost of revenue	43,112	25,783	17,329

Operating expenses:
Depreciation and amortization	18,779	11,591	7,188
General and administrative expenses	27,344	31,325	(3,981)
Loss on sale of property and equipment	445	—	445
Realized gain on sale of digital assets	(4,577)	(5,455)	878
Impairment of digital assets	3,703	30,301	(26,598)
Impairment of long-lived assets	63,574	—	63,574
Legal settlement	(1,531)	—	(1,531)
Total operating expenses	107,737	67,762	39,975
Operating income (loss)	(68,689)	(19,815)	(48,874)

Other (expense) income:
Interest expense	(27,935)	(6,919)	(21,016)
Gain on debt extinguishment	23,683	—	23,683
Equity in earnings (losses) of unconsolidated joint venture	6,132	—	6,132
Total other (expense) income	1,880	(6,919)	8,799

Net loss before taxes	$(66,809)	$(26,734)	$(40,075)

Income tax benefit (provision)	1,198	(5,069)	6,267

Net loss	$(65,611)	$(31,803)	$(33,808)

Adjusted EBITDA reconciliation:

	Twelve Months Ended June 30,		Increase
(in thousands)	2023	2022	(Decrease)
Net loss	$(65,611)	$(31,803)	$(33,808)
Interest expense	27,935	6,919	21,016
Income tax benefit (provision)	(1,198)	5,069	(6,267)
Depreciation and amortization	18,779	11,591	7,188
Share of unconsolidated joint venture depreciation and amortization (1)	13,050	—	13,050
Loss on sale of property and equipment	445	—	445
Non-recurring transactions(2)	(1,531)	6,288	(7,819)
Gain on debt extinguishment	(23,683)	—	(23,683)
Impairment of long-lived assets	63,574	—	63,574
Stock-based compensation expense	4,611	9,176	(4,565)
Adjusted EBITDA	$36,371	$7,240	$29,131
(1)

Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 323. See Note 9. Investment in unconsolidated joint venture of the Consolidated Financial Statements for further detail.

(2)

Non-recurring transactions in fiscal year 2023 represent a gain from a legal settlement of $1,531 and for fiscal year 2022 represent cash payments of approximately $5.3 million for certain employees and advisors related to their personal income taxes on the issuance of stock grants and a $1.0 million payment made to a government agency associated with the Rescission Offer.

Revenue

Total revenue for the years ended June 30, 2023 and 2022 was $82.2 million and $73.7 million, respectively, consisting of Digital Assets Mining, Managed Services, and Other.

Digital Assets Mining

Digital Assets Mining revenue was $49.2 million for the 12 months ended June 30, 2023 compared to $68.2 million for the 12 months ended June 30, 2022. While we mined approximately 532 more Bitcoin year-over-year, the average price per Bitcoin was approximately $22,900 for the 12 months ended June 30, 2023 compared to approximately $41,700 for the 12 months ended June 30, 2022. The increase in number of Bitcoin mined was due to additional miners in our self-mining fleet during the 12 months ended June 30, 2023 compared to the 12 months ended June 30, 2022. The increase in production was partially offset by lower Bitcoin prices and an increase in Bitcoin network difficulty.

Managed Services

Managed Services revenue was $12.8 million for the 12 months ended June 30, 2023, consisting of management fees of $7.6 million and cost reimbursements of $5.2 million. Managed Services revenue was nil for the twelve-months ended June 30, 2022. We launched our Managed Services business in November 2022.

Other

Other revenue was $20.1 million for the 12 months ended June 30, 2023, consisting of hosting services revenue of $16.5 million and mining equipment sales of $3.6 million. Other revenue was $5.6 million for the 12 months ended June 30, 2022, consisting primarily of hosting services revenue. We launched our hosting services business in March 2022 so the prior year period represents only four months of activity compared to a full year of activity in 2023.

One of our hosting clients defaulted on its contract during the 12 months ended June 30, 2023, which resulted in a termination of the contract without an obligation to refund, and Hut 8 recognized the remaining deferred revenue of $13.1 million with respect to such client.

Cost of revenue

Digital Assets Mining

Cost of revenue for Digital Assets Mining for the 12 months ended June 30, 2023 was $38.6 million compared to $23.4 million for the 12 months ended June 30, 2022. The increase was primarily driven by additional miners being operated during the 12 months ended June 30, 2023 resulting in higher power expense and hosting expense for the miners that were hosted at third party sites.

Managed Services

Cost of revenue for Managed Services for the 12 months ended June 30, 2023 was $1.0 million compared to nil for the 12 months ended June 30, 2022. We launched our Managed Services business in November 2022.

Other

Cost of revenue for Other for the 12 months ended June 30, 2023 was $3.5 million compared to $2.4 million for the 12 months ended June 30, 2022. The increase was primarily driven by $3.1 million in cost of mining equipment sold during the 12 months ended June 30, 2023, partially offset by a decrease of $2.0 million in cost of hosting services revenue. Additionally, there were no equipment sales and related cost of revenue for the 12 months ended June 30, 2022.

Depreciation and amortization

Depreciation and amortization expense was $18.8 million and $11.6 million for the 12 months ended June 30, 2023 and 2022, respectively. The purchase of additional miners and other property and equipment as we increased our operations during the 12 months ended June 30, 2022 resulted in an increase in the depreciable asset base for the following 12 month period.

General and administrative expenses

G&A expenses were $27.3 million for the 12 months ended June 30, 2023 compared to $31.3 million for the 12 months ended June 30, 2022. The decrease was primarily driven by a decrease in non-recurring transactions of $6.3 million, which consisted of $5.3 million in payments to employees and advisors related to personal income taxes for the issuance of stock grants and a $1.0 million payment made to a government agency associated with the Rescission Offer. This was partially offset by increases in legal and professional fees during fiscal year 2023 due to Hut 8 launching our Managed Services business in November 2022, restructuring our debt obligations with NYDIG and Anchorage in February 2023, and fees related to the Business Combination.

Impairment of digital assets

Impairment of digital assets was $3.7 million for the 12 months ended June 30, 2023 compared to $30.3 million for the 12 months ended June 30, 2022. Impairment resulted from declines in the lowest intra-day price of Bitcoin during the period it is held.

Impairment of long-lived assets

Impairment of long-lived assets, including right-of-use assets, was $63.6 million and nil for the 12 months ended June 30, 2023 and 2022, respectively. During the 12 months ended June 30, 2023, adverse changes in business climate, including decreases in the price of Bitcoin and the resulting decrease in the market price of miners and mining equipment, indicated that an impairment triggering event had occurred. Testing performed indicated that the estimated fair value of our miners, mining equipment, and other mining operation assets were less than their net carrying value as of December 31, 2022. An impairment charge of approximately $63.6 million was recognized, decreasing the net carrying value of these assets to their estimated fair value.

Legal settlement

Legal settlement was $1.5 million and nil for the 12 months ended June 30, 2023 and 2022, respectively. Hut 8 became a plaintiff in a malpractice lawsuit in September 2021. In April 2023, we settled the lawsuit for a gross amount of $3.1 million. In May 2023, we received approximately $1.5 million, net of legal fees.

Other income (expense)

Other income totaled $1.9 million for the 12 months ended June 30, 2023 compared to an expense of $6.9 million for the 12 months ended June 30, 2022. The increase of $8.8 million was primarily driven by a $23.7 million gain on debt extinguishment, resulting from the settlement of our NYDIG debt of approximately $96.7 million. As part of the settlement and extinguishment, we exchanged assets from our location in Pecos, Texas and recorded a gain on extinguishment of debt of approximately $23.7 million. The remaining increase of $6.1 million was related to the equity in earnings of the King Mountain JV, which was acquired in December 2022, partially offset by a $21.0 million increase in interest expense due to higher debt on the balance sheet.

Income tax

Income tax benefit was $1.2 million for the 12 months ended June 30, 2023 compared to an income tax expense of $5.1 million for the 12 months ended June 30, 2022. The increase in income tax benefit was primarily due to taxable loss for the current year period compared to taxable income in the prior year period.

Year Ended June 30, 2022 and 2021

		Period from
	Twelve Months	December 4, 2020
	Ended	(inception) through
	June 30,	June 30,	Increase
(in thousands)	2022	2021	(Decrease)
Revenue:
Digital Assets Mining	$68,164	$4,272	$63,892
Other	5,566	—	5,566
Total revenue	73,730	4,272	69,458

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue - Digital Assets Mining	23,361	1,464	21,897
Cost of revenue - Other	2,422	—	2,422
Total cost of revenue	25,783	1,464	24,319

Operating expenses:
Depreciation and amortization	11,591	391	11,200
General and administrative expenses	31,325	12,144	19,181
Realized gain on sale of digital assets	(5,455)	—	(5,455)
Impairment of digital assets	30,301	1,254	29,047
Total operating expenses	67,762	13,789	53,973
Operating income (loss)	(19,815)	(10,981)	(8,834)

Other (expense) income:
Interest expense	(6,919)	(200)	(6,719)
Total other (expense) income	(6,919)	(200)	(6,719)

Net income (loss) before taxes	(26,734)	(11,181)	(15,553)

Income tax benefit (provision)	(5,069)	2,097	(7,166)

Net income (loss)	$(31,803)	$(9,084)	$(22,719)

Adjusted EBITDA reconciliation:

		Period from
	Twelve Months	December 4, 2020
	Ended	(inception) through
	June 30,	June 30,	Increase
(in thousands)	2022	2021	(Decrease)
Net loss	$(31,803)	$(9,084)	$(22,719)
Interest expense	6,919	200	6,719
Income tax benefit (provision)	5,069	(2,097)	7,166
Depreciation and amortization	11,591	391	11,200
Non-recurring transactions(1)	6,288	—	6,288
Stock-based compensation expense	9,176	10,496	(1,320)
Adjusted EBITDA	$7,240	$(94)	$7,334
(1)

Non-recurring transactions in fiscal year 2022 represent cash payments of approximately $5.3 million for certain employees and advisors related to their personal income taxes on the issuance of stock grants and a $1.0 million payment made to a government agency associated with the Rescission Offer.

Revenue

Total revenue for the year ended June 30, 2022 was $73.7 million, which consisted of Digital Assets Mining and Other revenue. Total revenue for the period from December 4, 2020 (inception) through June 30, 2021 was $4.3 million and consisted of solely Digital Assets Mining. The increase in revenue represents full 12 months of activity in the year ended June 30, 2022 compared to a shorter period since the inception of the Company on December 4, 2020 to June 30, 2021.

Digital Assets Mining

Digital Assets Mining revenue was $68.2 million for the year ended June 30, 2022 compared to $4.3 million for the period from inception through June 30, 2021. We began our mining operations in January 2021, so the increase in revenue was driven by an increase in self-mining miners during the 12 months ended June 30, 2022 in addition to a full 12 months of activity compared to the shorter period since inception.

Other

Other revenue was $5.6 million for the 12 months ended June 30, 2022 and primarily consisted of hosting services revenue, compared to nil for the period from inception through June 30, 2021. We launched our hosting services business in March 2022.

Cost of revenue

Digital Assets Mining

Cost of revenue for Digital Assets Mining for the 12 months ended June 30, 2022 was $23.4 million compared to $1.5 million for the period from inception through June 30, 2021. The increase was primarily due to a $21.9 million increase in electricity costs, facility labor costs, and a $0.3 million increase in hosting costs as we began our mining operations in January 2021, which represented a full 12 months of activity compared to six months of activity in the prior 12 month period.

Other

Cost of revenue for Other for the 12 months ended June 30, 2022 was $2.4 million compared to nil for the period from inception through June 30, 2021. The increase was due to an increase in electricity costs from hosted miners as we launched our hosting services business in March 2022.

Depreciation and amortization

Depreciation and amortization expense for the 12 months ended June 30, 2022 was $11.6 million compared to $0.4 million for the period from inception through June 30, 2021. The purchase of additional miners and other property and equipment during 2021 resulted in an increase in the depreciable asset base for the 12 months ended June 30, 2022.

General and administrative expenses

G&A expenses were $31.3 million for the 12 months ended June 30, 2022 compared to $12.1 million for the period from inception through June 30, 2021. Generally, G&A expenses increased due to operations running for a full year compared to the approximately seven months of operations during the period ending June 30, 2021. Additionally, the G&A expense included cash payments of approximately $5.3 million for certain employees and advisors related to their personal income taxes on the issuance of stock grants and a $1.0 million payment made to a government agency associated with the Rescission Offer.

Impairment of digital assets

Impairment of digital assets was $30.3 million for the 12 months ended June 30, 2022 compared to $1.3 million for the period from December 4, 2020 (inception) through June 30, 2021. Impairment results from declines in the lowest intra-day price of Bitcoin during the period it is held.

Other expense

Other expense totaled $6.9 million and $0.2 million for the 12 months ended June 30, 2022 and for the period from December 4, 2020 (inception) through June 30, 2021, respectively. Other expense consisted primarily of interest expense. We received equipment financing loans from NYDIG in July 2021 and December 2021 and Anchorage in March and April 2022, as described in the “—Liquidity and Capital Resources” section below.

Income tax

Our income tax expense increased by $7.2 million, as we recorded an income tax expense of $5.1 million for the 12 months ended June 30, 2022 compared to an income tax benefit of $2.1 million for the period from inception to June 30, 2021. The increase in income tax expense was primarily due to a taxable income for the 12 months ending June 30, 2022 compared to a taxable loss for the period from inception to June 30, 2021.

Liquidity and Capital Resources

Our earnings and ability to meet any debt obligations will depend on the cash flows resulting from our operations. Our cash needs historically were primarily for growth through acquisitions and working capital to support equipment financing and the purchase of additional miners. Cash needs for operations have historically been financed with cash generated from operations, sales of our mined Bitcoin or financings. Our strategy is primarily to sell new Bitcoin mined and we intend to leverage our current inventory of Bitcoin to take advantage of upside potential if Bitcoin’s value increases over time.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

					Period from
					December 4, 2020
	Six Months Ended		Twelve Months Ended		(inception) through
	December 31,	December 31,	June 30,	June 30,	June 30,
(in thousands)	2023	2022	2023	2022	2021
Cash flows used in operating activities	$(19,621)	$(28,480)	$(29,337)	$(42,915)	$(5,293)
Cash flows provided by (used in) investing activities	64,647	4,593	25,248	(134,365)	(27,395)
Cash flows (used in) provided by financing activities	(24,784)	9,527	(6,599)	191,629	39,406

Operating Activities

Net cash used in operating activities was $19.6 million and $28.5 million for the six months ended December 31, 2023 and 2022, respectively. Net cash used in operating activities for the six months ended December 31, 2023 resulted from net income of $6.2 million and related non-cash adjustments of $32.4 million, which included $17.1 million in distributions from the King Mountain JV partially offset by favorable changes in working capital of $6.6 million. Net cash used in operating activities for the six months ended December 31, 2022 resulted from a net loss of $81.3 million and related non-cash adjustments of $62.7 million and unfavorable changes in working capital of $9.9 million.

Net cash used in operating activities was $29.3 million and $42.9 million for the 12 months ended June 30, 2023 and 2022, respectively. Net cash used in operating activities was $5.3 million for the period from inception through June 30, 2021. Net cash used in operating activities for the fiscal 12 months ended June 30, 2023 resulted from a net loss of $65.6 million and related non-cash adjustments of $41.4 million, which included $11.8 million in distributions of earnings from the unconsolidated joint venture, and unfavorable changes in working capital of $5.2 million. Net cash used in operating activities for the fiscal 12 months ended June 30, 2022 resulted from a net loss of $31.8 million and related non cash adjustments of $16.4 million and favorable changes in working capital of $5.3 million. Net cash used in operating activities for the period from inception through June 30, 2021 resulted a net loss of $9.1 million and related non-cash adjustments of $5.9 million and unfavorable changes in working capital of $2.1 million.

Investing Activities

Net cash provided by investing activities was $64.6 million and $4.6 million for the six months ended December 31, 2023 and 2022, respectively. The increase in cash for the six months ended December 31, 2023 was primarily due to $41.5 million in Bitcoin sale proceeds and $23.0 million in net cash received as part of the Business Combination. For the six months ended December 31, 2022, proceeds from the sale of Bitcoin of $25.9 million were partially offset by a $10.0 million payment related to the acquisition of the King Mountain JV and deposits made for purchases of mining equipment and property and equipment of $9.0 million.

Net cash provided by investing activities was $25.2 million and compared to net cash used in investing activities $134.4 million for the 12 months ended June 30, 2023, and 2022, respectively. Net cash used in investing activities was $27.4 million for the period from inception through June 30, 2021. The increase in cash provided by investing activities during the twelve months ended June 30, 2023 was primarily due to $50.0 million in proceeds from the sale of Bitcoin, partially offset by a $10.0 million payment related to the acquisition of the King Mountain JV and $15.0 million in deposits made for the purchases of mining equipment and property and equipment. For the twelve months ended June 30, 2022, proceeds from the sale of Bitcoin were $44.4 million, partially offset by $178.7 million in deposits made for the purchases of mining equipment and property and equipment. For the period between inception and June 30, 2021, the cash used in investing activities was primarily due to $27.4 million of deposits made for the purchases of mining equipment.

Financing Activities

Net cash used in financing activities was $24.8 million and net cash provided by financing activities was $9.5 million for the six months ended December 31, 2023 and 2022, respectively. Cash used in financing activities for the six months ended December 31, 2023 was primarily due to $24.7 million repayments of loans payable. Cash from financing activities for the six months ended December 31, 2022 was primarily due to $14.2 million in net proceeds from notes payable partially offset by loan repayments of $4.7 million.

Net cash used in financing activities was $6.6 million and cash provided by financing activities was $191.6 million for the 12 months ended June 30, 2023 and 2022, respectively. Net cash provided by financing activities was $39.4 million for the period from inception through June 30, 2021. Cash used in financing activities for the twelve months ended June 30, 2023 was primarily due to $19.6 million in repayment of notes payable and $1.2 million in debt issuance costs, partially offset by $14.2 million in proceeds from loans payable. Cash used in financing activities for the twelve months ended June 30, 2022 were primarily due to proceeds form the sale of securities and proceeds from notes payable. Net proceeds from the sale of securities were $73.8 million, and the net increase in notes payable activity (including notes payable to related parties) was $118.1 million for the twelve months ended June 30, 2022, reflecting proceeds from our debt agreements described below, offset by the repayments of other notes payable, debt issuance costs paid and notes payable to related parties. Cash provided by financing activities for the period from inception through June 30, 2021 was $39.4 million, which was primarily due to proceeds from the sale of securities of $35.3 million and advances from loans payable from a third party as well as a related party for $4.6 million and $1.3 million, respectively, partially offset by loan repayments of $1.8 million.

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly statements of operations data for each of the last eight quarters. These unaudited quarterly results of operations have been prepared on the same basis as our audited consolidated financial statements included elsewhere in this Annual Report. In the opinion of management, the financial information set forth in the table below reflects all normal recurring adjustments necessary for the fair statement of results of operations for these periods. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results of a particular quarter or other interim period are not necessarily indicative of the results for a full year. You should read the following unaudited quarterly consolidated results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2023	2023	2023	2023	2022	2022	2022	2022
Revenue:
Digital Assets Mining	$25,912	$15,565	$15,858	$7,646	$9,416	$16,328	$21,017	$18,942
Managed Services	7,818	4,777	4,672	5,527	2,600	—	—	—
High Performance Computing – Colocation and Cloud	1,138	—	—	—	—	—	—	—
Other	4,034	1,361	—	2,474	440	17,200	5,507	59
Total revenue	38,902	21,703	20,530	15,647	12,456	33,528	26,524	19,001

Costs of revenue:
Cost of revenue - Digital Assets Mining	15,633	10,875	10,113	5,803	7,651	15,034	9,857	7,563
Cost of revenue - Managed Services	1,944	1,422	—	977	—	—	—	—
Cost of revenue - High Performance Computing – Colocation and Cloud	655	—	—	—	—	—	—	—
Cost of revenue - Other	2,544	1,229	—	45	122	3,369	2,422	—
Total cost of revenue	20,776	13,526	10,113	6,825	7,773	18,403	12,279	7,563

Operating expenses:
Depreciation and amortization	6,134	4,486	4,064	2,904	6,057	5,754	6,132	2,785
General and administrative expenses	33,380	4,171	7,085	8,057	6,337	5,863	9,656	5,517
Gains on digital asset	(32,811)	185	—	—	—	—	—	—
Loss on sale of property and equipment	443	—	—	445	—	—	—	—
Realized gain on sale of digital assets	—	—	(1,004)	(1,372)	(652)	(1,549)	(5,455)	—
Impairment of digital assets	—	—	868	563	986	1,286	18,282	7,500
Impairment of long-lived assets	—	—	—	—	63,574	—	—	—
Legal settlement	—	—	(1,531)	—	—	—	—	—
Total operating expenses	7,146	8,842	9,482	10,597	76,302	11,354	28,615	15,802
Operating income (loss)	10,980	(665)	935	(1,775)	(71,619)	3,771	(14,370)	(4,364)

Other (expense) income:
Foreign exchange gain	1,002	—	—	—	—	—	—	—
Interest expense	(5,980)	(5,723)	(5,657)	(7,575)	(10,687)	(4,016)	(3,519)	(2,120)
Gain on debt extinguishment	—	—	—	23,683	—	—	—	—
Equity in earnings (losses) of unconsolidated joint venture	4,098	2,075	3,358	3,284	(510)	—	—	—
Total other (expense) income	(880)	(3,648)	(2,299)	19,392	(11,197)	(4,016)	(3,519)	(2,120)

Net income (loss) before taxes	10,100	(4,313)	(1,364)	17,617	(82,816)	(245)	(17,889)	(6,484)

Income tax benefit (provision)	482	(61)	(322)	(289)	2,124	(315)	(7,402)	2,371

Net income (loss)	$10,582	$(4,374)	$(1,686)	$17,328	$(80,692)	$(560)	$(25,291)	$(4,113)

Adjusted EBITDA reconciliation:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2023	2023	2023	2023	2022	2022	2022	2022
Net income (loss)	$10,582	$(4,374)	$(1,686)	$17,328	$(80,692)	$(560)	$(25,291)	$(4,113)
Interest expense	5,980	5,723	5,657	7,575	10,687	4,016	3,519	2,120
Income tax benefit (provision)	(482)	61	322	289	(2,124)	315	7,402	(2,371)
Depreciation and amortization	6,134	4,486	4,064	2,904	6,057	5,754	6,132	2,785
Share of unconsolidated joint venture depreciation and amortization	5,253	5,250	5,258	5,252	2,540	—	—	—
Foreign exchange gain	(1,002)	—	—	—	—	—	—	—
Loss on sale of property and equipment	443	—	—	445	—	—	—	—
Non-recurring transactions (1)	12,044	—	(1,531)	—	—	—	—	—
Gain on debt extinguishment	—	—	—	(23,683)	—	—	—	—
Impairment of long-lived assets	—	—	—	—	63,574	—	—	—
Stock-based compensation expense	11,912	304	314	1,034	426	2,837	1,741	1,865
Adjusted EBITDA	$50,864	$11,450	$12,398	$11,144	$468	$12,362	$(6,497)	$286
(1)

Non-recurring transactions for the three months ended June 30, 2023 represent a gain from a legal settlement of $1.5 million. The non-recurring transactions for the three months ended December 31, 2023 of $12.0 million relate to transactions costs related to the Business Combination.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the consolidated financial statements, and revenues and expenses during the periods presented. On an ongoing basis, our management evaluates these estimates and assumptions, and the effects of any such revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements. Set forth below are the policies and estimates that we have identified as critical to our business operations and understanding our results of operations, based on the high degree of judgment utilized or complexity in their application.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies and estimates to be the most critical to fully understand and evaluate this management discussion and analysis:

●	Use of estimates
●	Digital assets
●	Revenue from contracts with customers
●	Impairment of long-lived assets
●	Investment in equity investees
●	Finite-lived intangible assets
●	Stock based compensation expense

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, determining the useful lives and recoverability of long-lived assets, impairment analysis of finite-lived intangibles and digital assets, and current and deferred income tax assets (including the associated valuation allowance) and liabilities.

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include that:

●	we are not required to engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b);
●	we are not required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes”; and
●	we are not required to disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to our median employee compensation.

We will remain an emerging growth company until the earliest of: (i) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (ii) the last day of the fiscal year during which the fifth anniversary of the Business Combination; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. We have not elected to take advanctage of this election and that choice is irrevocable.

For risks related to our status as an emerging growth company, see “Item 1A. Risk Factors—Risks Related to Ownership of our Common Stock—We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Price Risk of Bitcoin

We hold a significant amount of Bitcoin; therefore, we are exposed to the impact of market price changes in Bitcoin on our Bitcoin holdings.

As of December 31, 2023, we held 9,195 Bitcoin and the fair value of a single Bitcoin was approximately $42,200. Therefore, the fair value of our Bitcoin holdings as of December 31, 2023 was approximately $388.1 million. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

Credit Risk

Our digital assets subject to lending arrangements are exposed to credit risk. We limit our credit risk by loaning the digital assets to counterparties that are believed to have sufficient capital to meet their obligations as they come due based on our review of their size, credit quality, and reputation. As of the date of this Annual Report, we have not incurred a material loss on any of our digital assets subject to lending arrangements, as there were no digital assets subject to lending arrangements. As of each reporting period, we assess if there are significant increases in credit risk requiring recognition of a loss or write-down. Such loss or write-down would be reflected in the fair value of the digital assets subject to lending arrangements. While we intend to only transact with counterparties that we believes to be creditworthy, there can be no assurance that a counterparty will not default and that we will not sustain a material loss on a transaction as a result.

We limits our cash exposure to credit loss by placing our cash with high credit quality financial institutions. We use the digital asset custodial services of BitGo, NYDIG, and Coinbase. We do not self-custody our Bitcoin.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Our exposure to interest rate risk relates to our ability to earn interest income on cash balances denominated in foreign currency at variable rates. Changes in short term interest rates will not have a significant effect on the fair value of our cash account.

In addition, we have two loans that maintain a variable interest rate. The first is the TZRC Secured Promissory Note, which includes a maximum interest rate of 15.25%. The second is the Coinbase credit facility, which bears interest at a rate of 5.0% plus the greater of (i) the US Federal Funds Target Rate – Upper Bound and (ii) 3.25%. As a result, changes in the market interest rate could have an effect on our operations over certain periods. For more information regarding the TZRC Secured Promissory Note and Coinbase credit facility, see Note 14 to the consolidated financial statements found elsewhere in this Annual Report.

Item 8. Financial Statements and Supplementary Data

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page

Hut 8 Corp. and Subsidiaries
Report of Independent Registered Public Accounting Firms (PCAOB ID No. 49)	90
Report of Independent Registered Public Accounting Firms (PCAOB ID No. 1232)	91
Consolidated Balance Sheets as of December 31, 2023, June 30, 2023, and June 30, 2022	95
Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended December 31, 2023, and December 31, 2022 (unaudited), and twelve months ended June 30, 2023, June 30, 2022, and June 30, 2021	96
Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2023 and twelve months ended June 30, 2023, June 30, 2022, and June 30, 2021	97
Consolidated Statements of Cash Flows for the six months ended December 31, 2023 and twelve months ended June 30, 2023, June 30, 2022, and June 30, 2021	98
Notes to Consolidated Financial Statements	100

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hut 8 Corp.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the changes in Hut 8 Corp.’s (formerly known as U.S. Data Mining Group, Inc. and subsidiaries) (the Company) consolidated statement of stockholders’ equity, disclosures about segments and related information in Note 4, stockholders’ equity and related information in Note 16, stock-based compensation and related information in Note 17 and net income (loss) per share of common stock and related information in Note 18, the accompanying consolidated balance sheets of the Company as of June 30, 2023, 2022 and 2021, the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2023 and 2022 and for the period from December 4, 2020 (Inception) through June 30, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). The 2023, 2022 and 2021 financial statements before the effects of the adjustments described in Note 4, Note 16, Note 17 and Note 18 (collectively “the Adjustments”) are not presented herein. In our opinion, before the effects of the Adjustments to retrospectively restate the financial statements, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, 2022 and 2021, and the results of its operations and its cash flows for the years ended June 30, 2023 and 2022 and for the period from December 4, 2020 (Inception) through June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to retrospectively apply the Adjustments and, accordingly we do not express an opinion or any other form of assurance about whether such Adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor from November 17, 2021 to November 30, 2023.

Boston, Massachusetts

August 24, 2023

Report of Independent Registered
Public Accounting Firm

Board of Directors and Shareholders
Hut 8 Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Hut 8 Corp. and its subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the six months ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the six months ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the June 30, 2023, 2022 and 2021 financial statements to retrospectively apply the changes to the segment information in the disclosures about segments and related information in Note 4, and the changes related to the recapitalization of equity structure pursuant to the business combination in the stockholders’ equity and stock-based compensation and related information in Note 16, Note 17 and Note 18. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the financial statements of the Company as at June 30, 2023, 2022 and 2021 other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on financial statements as at June 30, 2023, 2022 and 2021 taken as a whole.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Digital assets mining revenue

As described further in Note 2 to the financial statements, the Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The digital assets mining revenue is derived from the service of performing hash computations for mining pools. The Company has entered into arrangements with mining pool operators to perform hash computations for the mining pools. In exchange for providing hash computation services, the Company is entitled to noncash consideration in the form of digital assets calculated under payout models determined by the mining pool operators. During the six months ended December 31, 2023, the Company recognized digital assets mining revenue of approximately $41.5 million.

The principal considerations for our determination that the digital assets mining revenue is a critical audit matter are due to the significant judgment in the determination of how existing accounting principles generally accepted in the United States of America should be applied in the accounting for and disclosure of digital assets mining revenue and complexities involved in auditing completeness, occurrence and accuracy of the revenue recognized. Given these considerations, the related audit effort in evaluating management’s judgments was extensive and required a high degree of auditor judgment.

Our audit procedures related to digital assets mining revenue included the following, among others:

–

We evaluated management’s rationale for the application of ASC Topic 606 to account for its digital assets received, which included evaluating the provisions of the contract between the Company and the mining pools;

–	We assessed the adequacy of the Company’s disclosures in the financial statements about digital assets mining revenue;
–

We conducted substantive analytical procedures, with high degree of precision, which include tests of the accuracy and completeness of the underlying data, such as confirmation of certain data with third parties;

–	We tested digital assets received directly to the blockchain using our own node and the corresponding cash settlement using the third-party exchange data and the Company’s bank statements.

Existence and rights and obligations of digital assets

As described further in Note 6 to the financial statements, digital assets are either held in custody or held in a segregated custody account under the Company’s ownership and pledged as collateral under a borrowing arrangement.

The principal considerations for our determination that digital assets are a critical audit matter are due to the complexities involved in auditing existence and rights and obligations of the digital assets recognized. Given these considerations, the related audit effort in evaluating management’s judgments was extensive and required a high degree of auditor judgment.

Our audit procedures related to the Company’s existence and rights and obligations of digital assets included the following, among others:

−	We assigned professionals with specialized skills in blockchain, digital assets and cryptography;
−

We tested the design and operating effectiveness of internal controls related to the existence and rights and obligations of digital assets, including customer key management by obtaining and evaluating the report attesting that those controls at the service organizations (custodians) are operating effectively;

−	We obtained confirmation on digital assets with third parties.

Business combination – refer to Notes 1 and 3 to the financial statements

On November 30, 2023, the transaction between USBTC and Hut 8 Mining Corp. related to a business combination agreement was completed for a total consideration of approximately $431 million. The transaction was accounted for under the acquisition method with USBTC identified as the accounting acquirer for financial statement reporting purposes. Under this method, the purchase price was allocated to the assets acquired and the liabilities assumed based on their respective fair value, including digital assets, property, plant and equipment, intangible assets and resulting goodwill.

Significant estimates and assumptions were made by management in the determination of the acquire and with regards to the fair values of assets and liabilities recorded upon the acquisition. This matter required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s projections of future cash flows, as well as the selection of discount rates, including the need to involve our valuation experts.

Our audit procedures related to business combination included the following, among others:

−	We evaluated, with the assistance of our valuation experts, the reasonableness of management’s:
●	projections of future cash flows by comparing the projections to historical results and long-term economic growth forecasts;
●	valuation methodologies and discount rates by testing information used to determine the discount rates, performing sensitivity analysis using a range of independent estimates for the discount rates and comparing those to the discount rates applied by management;
●	forecasted customer attrition rates by comparing to historical attrition rates;
−	We tested the fair values of the assets and liabilities included upon the acquisition which were not subject to cash flow projection valuation methods;
−	We tested the mathematical accuracy of calculations;
−	We assessed the consistency of the assumptions used with other accounting estimates;

−	We tested the existence of assets and liabilities included in the purchase price allocation.

/s/ Raymond Chabot Grant Thornton LLP

We have served as the Company’s auditor since 2023.

Montréal, Canada
March 28, 2024

Hut 8 Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	June 30,	June 30,
	2023	2023	2022
Assets
Current assets
Cash and cash equivalents	$30,504	$10,379	$21,067
Restricted cash	453	—	—
Accounts receivable, net	3,336	636	1,168
Deposits and prepaid expenses	18,457	7,504	13,998
Digital assets – held in custody	4,963	851	847
Equipment held for sale	3,907	—	—
Total current assets	61,620	19,370	37,080

Non-current assets
Digital assets – held in custody	282,997	—	—
Digital assets – pledged as collateral	100,550	—	—
Property and equipment, net	118,069	70,719	117,258
Operating lease right-of-use asset	14,534	536	2,350
Deposits and prepaid expenses	5,540	254	88,337
Investment in unconsolidated joint venture	82,656	93,583	—
Intangible assets, net	17,279	5,535	—
Goodwill	57,595	—	—
Total non-current assets	679,220	170,627	207,945
Total assets	$740,840	$189,997	$245,025

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$43,757	$7,611	$7,610
Deferred revenue	2,700	1,031	14,839
Operating lease liability, current portion	1,226	395	496
Finance lease liability, current portion	748	—	—
Loans payable	64,127	1,299	77,215
Total current liabilities	112,558	10,336	100,160

Non-current liabilities
Operating lease liability, less current portion	13,736	943	1,907
Finance lease liability, less current portion	661	—	—
Loans payable, less current portion	123,320	149,891	51,061
Deposit liability	2,317	—	1,322
Deferred tax liabilities	609	1,454	2,972
Total liabilities	253,201	162,624	157,422

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023, June 30, 2023, and June 30, 2022, respectively	—	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 88,962,964, 43,193,201, and 41,464,335 shares issued and outstanding as of December 31, 2023, June 30, 2023, and June 30 2022, respectively	889	432	415
Additional paid-in capital	576,241	133,439	128,075
Accumulated deficit	(100,252)	(106,498)	(40,887)
Accumulated other comprehensive income	10,761	—	—
Total stockholders’ equity	487,639	27,373	87,603
Total liabilities and stockholders’ equity	$740,840	$189,997	$245,025

See accompanying Notes to Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

					Period from
	Six Months Ended		Twelve Months Ended		December 4, 2020
		December 31,			(Inception) through
	December 31,	2022	June 30,	June 30,	June 30,
	2023	(Unaudited)	2023	2022	2021
Revenue:
Digital Assets Mining	$41,477	$25,744	$49,247	$68,164	$4,272
Managed Services	12,595	2,600	12,798	—	—
High Performance Computing – Colocation and Cloud	1,138	—	—	—	—
Other	5,395	17,641	20,115	5,566	—
Total revenue	60,605	45,985	82,160	73,730	4,272

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue - Digital Assets Mining	26,508	23,193	38,601	23,361	1,464
Cost of revenue - Managed Services	3,366	1,063	975	—	—
Cost of revenue - High Performance Computing – Colocation and Cloud	655	—	—	—	—
Cost of revenue - Other	3,773	3,512	3,536	2,422	—
Total cost of revenue	34,302	27,768	43,112	25,783	1,464

Operating expenses:
Depreciation and amortization	10,620	11,811	18,779	11,591	391
General and administrative expenses	37,551	10,609	27,344	31,325	12,144
Gains on digital asset	(32,626)	—	—	—	—
Loss on sale of property and equipment	443	—	445	—	—
Realized gain on sale of digital assets	—	(2,201)	(4,577)	(5,455)	—
Impairment of digital assets	—	2,272	3,703	30,301	1,254
Impairment of long-lived assets	—	63,574	63,574	—	—
Legal settlement	—	—	(1,531)	—	—
Total operating expenses	15,988	86,065	107,737	67,762	13,789
Operating income (loss)	10,315	(67,848)	(68,689)	(19,815)	(10,981)

Other (expense) income:
Foreign exchange gain	1,002	—	—	—	—
Interest expense	(11,703)	(14,703)	(27,935)	(6,919)	(200)
Gain on debt extinguishment	—	—	23,683	—	—
Equity in earnings (losses) of unconsolidated joint venture	6,173	(510)	6,132	—	—
Total other (expense) income	(4,528)	(15,213)	1,880	(6,919)	(200)

Net income (loss) before taxes	5,787	(83,061)	(66,809)	(26,734)	(11,181)

Income tax benefit (provision)	421	1,808	1,198	(5,069)	2,097

Net income (loss)	$6,208	$(81,253)	$(65,611)	$(31,803)	$(9,084)

Net income (loss) per share of common stock:
Basic	$0.12	$(2.02)	$(1.58)	$(0.94)	$(0.42)
Diluted	$0.11	$(2.02)	$(1.58)	$(0.94)	$(0.42)

Weighted average number of shares of common stock outstanding:
Basic	51,268,013	40,134,586	41,471,593	33,900,145	21,452,996
Diluted	55,272,610	40,134,586	41,471,593	33,900,145	21,452,996

Net income (loss)	$6,208	$(81,253)	$(65,611)	$(31,803)	$(9,084)
Other comprehensive income:
Foreign currency translation adjustments	10,761	—	—	—	—
Total comprehensive income (loss)	$16,969	$(81,253)	$(65,611)	$(31,803)	$(9,084)

See accompanying Notes to Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Series A		Series B		Series B-1
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Accumulated Other	Total
	USBTC		USBTC		USBTC		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 4, 2020 (Inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash, net of common stock exchanged for Series A preferred stock – net of retroactive application of recapitalization	—	—	—	—	—	—	16,339,333	163	9,648	—	—	9,811
Issuance of preferred stock	6,174,000	19,648	—	—	—	—	—	—	—	—	—	—
Retroactive application of recapitalization	(6,174,000)	(19,648)	—	—	—	—	4,146,442	41	19,607	—	—	19,648
Issuance of common stock converted to Series A preferred stock	1,571,250	5,000	—	—	—	—	—	—	—	—	—	—
Retroactive application of recapitalization	(1,571,250)	(5,000)	—	—	—	—	1,055,247	11	4,989	—	—	5,000
Stock-based compensation – net of retroactive application of recapitalization	—	—	—	—	—	—	10,106,064	101	10,395	—	—	10,496
Net income (loss)	—	—	—	—	—	—	—	—	—	(9,084)	—	(9,084)
Balance, June 30, 2021	—	$—	—	$—	—	$—	31,647,086	$316	$44,639	$(9,084)	$—	$35,871
Recission of preferred stock	(31,500)	(100)	—	—	—	—	—	—	—	—	—	—
Retroactive application of recapitalization	31,500	100	—	—	—	—	(21,155)	—	(100)	—	—	(100)
Issuance of preferred stock, net of offering costs	—	—	10,000,000	61,067	—	—	—	—	—	—	—	—
Retroactive application of recapitalization	—	—	(10,000,000)	(61,067)	—	—	6,715,973	67	61,000	—	—	61,067
Issuance of preferred stock, net of offering costs	—	—	—	—	793,250	12,537	—	—	—	—	—	—
Retroactive application of recapitalization	—	—	—	—	(793,250)	(12,537)	532,744	5	12,532	—	—	12,537
Transfer of shares subject to registration to permanent equity – net of retroactive application of recapitalization	—	—	—	—	—	—	440,736	4	500	—	—	504
Transfer of shares subject to registration to permanent equity	110,250	351	—	—	—	—	—	—	—	—	—	—
Retroactive application of recapitalization	(110,250)	(351)	—	—	—	—	74,043	1	350	—	—	351
Cancellation of restricted stock award – net of retroactive application of recapitalization	—	—	—	—	—	—	(167,900)	—	—	—	—	—
Stock-based compensation – net of retroactive application of recapitalization	—	—	—	—	—	—	2,242,808	22	9,154	—	—	9,176
Net income (loss)	—	—	—	—	—	—	—	—	—	(31,803)	—	(31,803)
Balance, June 30, 2022	—	$—	—	$—	—	$—	41,464,335	$415	$128,075	$(40,887)	$—	$87,603
Issuance of common stock – net of retroactive application of recapitalization	—	—	—	—	—	—	1,987,936	20	750	—	—	770
Cancellation of restricted stock award – net of retroactive application of recapitalization	—	—	—	—	—	—	(968,388)	(10)	651	—	—	641
Stock-based compensation – net of retroactive application of recapitalization	—	—	—	—	—	—	709,318	7	3,963	—	—	3,970
Net income (loss)	—	—	—	—	—	—	—	—	—	(65,611)	—	(65,611)
Balance, June 30, 2023	—	$—	—	$—	—	$—	43,193,201	$432	$133,439	$(106,498)	$—	$27,373
Cumulative effect upon adoption of ASU 2023-08	—	—	—	—	—	—	—	—	—	38	—	38
Issuance of common stock for the replacement of cancelled restricted stock awards – net of retroactive application of recapitalization	—	—	—	—	—	—	968,388	10	7,805	—	—	7,815
Issuance of common stock – stock option exercises – net of retroactive application of recapitalization	—	—	—	—	—	—	42,508	—	16	—	—	16
Shares issued in the Business Combination	—	—	—	—	—	—	44,346,008	443	430,578	—	—	431,021
Warrants assumed in the Business Combination	—	—	—	—	—	—	—	—	6	—	—	6
Issuance of common stock – restricted stock unit settlements	—	—	—	—	—	—	412,859	4	(4)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,401	—	—	4,401
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	10,761	10,761
Net income (loss)	—	—	—	—	—	—	—	—	—	6,208	—	6,208
Balance, December 31, 2023	—	$—	—	$—	—	$—	88,962,964	$889	$576,241	$(100,252)	$10,761	$487,639

See accompanying Notes to Consolidated Financial Statements.

Reflects the retrospective application of the 0.6716 share consolidation pursuant to the Business Combination effective November 30, 2023 and the 250-for-1 stock split effective September 1, 2022.

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

				Period from
				December 4, 2020
	Six Months Ended	Twelve Months Ended		(Inception) through
	December 31,	June 30,	June 30,	June 30,
	2023	2023	2022	2021
Operating activities
Net income (loss)	$6,208	$(65,611)	$(31,803)	$(9,084)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,620	18,779	11,591	391
Impairment of long-lived assets	—	63,574	—	—
Amortization of operating right-of-use assets	208	296	402	106
Non-cash lease expense	185	127	153	23
Stock-based compensation	12,216	4,611	9,176	10,496
Equity in earnings of unconsolidated joint venture	(6,173)	(6,132)	—	—
Distributions of earnings from unconsolidated joint venture	17,100	11,750	—	—
Digital Assets Mining revenue	(41,477)	(49,247)	(68,164)	(4,272)
Hosting revenue received in digital assets	(2,027)	—	—	—
Gains on digital asset	(32,626)	—	—	—
Impairment of digital assets	—	3,703	30,301	1,254
Realized gain on sale of digital assets	—	(4,577)	(5,455)	—
Deferred tax assets and liabilities	(845)	(1,518)	5,069	(2,097)
Gain on debt extinguishment	—	(23,683)	—	—
Foreign exchange gain	(1,338)	—	—	—
Amortization of debt discount	3,649	3,551	574	—
Loss on sale of property and equipment	443	445	—	—
Paid-in-kind interest expense	7,669	19,761	—	—
Changes in assets and liabilities:
Accounts receivable, net	(643)	532	(155)	—
Deposits and prepaid expenses	(254)	8,445	(10,667)	(3,827)
Accounts payable and accrued expenses	3,934	1,531	420	1,830
Deferred revenue	1,669	(13,808)	14,839	—
Operating lease liabilities	(456)	(544)	(518)	(113)
Deposit liability	2,317	(1,322)	1,322	—
Net cash used in operating activities	(19,621)	(29,337)	(42,915)	(5,293)

Investing activities
Proceeds from sale of digital assets	41,548	50,030	44,351	—
Deposits on miners	—	(11,900)	(141,445)	(27,361)
Purchases of property and equipment	(604)	(3,139)	(37,271)	(34)
Proceeds from sale of property and equipment	672	257	—	—
Investment in unconsolidated joint venture	—	(10,000)	—	—
Cash acquired on Business Combination	23,031	—	—	—
Net cash provided by (used in) investing activities	64,647	25,248	(134,365)	(27,395)

Financing activities
Proceeds from loans payable	—	14,240	130,708	4,620
Proceeds from notes payable - related parties	—	—	—	1,250
Repayments of loans payable	(24,740)	(19,606)	(9,275)	(1,778)
Repayments of notes payable - related parties	—	—	(1,250)	—
Debt issuance costs paid	—	(1,233)	(2,058)	—
Principal payments on finance lease	(60)	—	—	—
Proceeds from the issuance of common stock	—	—	—	9,811
Proceeds from the issuance of preferred stock	—	—	73,787	24,648
Proceeds from the issuance of shares subject to registration	—	—	—	855
Preferred stock offering costs paid	—	—	(183)	—
Payments for preferred stock recission	—	—	(100)	—
Proceeds from the issuance of common stock - stock option exercises	16	—	—	—
Net cash (used in) provided by financing activities	(24,784)	(6,599)	191,629	39,406

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	336	—	—	—
Net increase (decrease) in cash	20,578	(10,688)	14,349	6,718
Cash, and cash equivalents, beginning of period	10,379	21,067	6,718	—
Cash, cash equivalents, and restricted cash, end of period	$30,957	$10,379	$21,067	$6,718

See accompanying Notes to Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

				Period from
				December 4, 2020
	Six Months Ended	Twelve Months Ended		(Inception) through
	December 31,	June 30,	June 30,	June 30,
	2023	2023	2022	2021
Supplemental cash flow information:
Cash paid for interest	$454	$5,542	$6,837	$113
Cash paid for income taxes	$700	—	—	—

Non-cash transactions
Reclassification of deposits and prepaid expenses to property and equipment	$—	$73,189	$79,491	$7,283
Loan payable assumed in investment in unconsolidated joint venture, at fair value	$—	$95,101	$—	$—
Intangible assets assumed in investment in unconsolidated joint venture, at fair value	$—	$5,900	$—	$—
Debt proceeds not yet received included in deposits and prepaid expenses	$—	$—	$5,485	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,470	$—	$2,262	$596
Reclassification of property and equipment to other current assets	$—	$—	$189	$—
Proceeds from sale of digital assets in accounts receivable	$—	$—	$1,013	$—
Cancellation of lease	$—	$648	$—	$—
Mining revenue in accounts receivable, net	$292	$212	$125	$—
Property and equipment in accounts payable and accrued expenses	$7,095	$386	$5,350	$11
Deposits and prepaid expenses in accounts payable and accrued expenses	$—	$—	$—	$10
Common stock issued as part of debt restructuring	$—	$770	$—	$—
Non-cash transfer of shares from temporary equity	$—	$—	$855	$—
Non-cash transfer of shares to temporary equity	$—	$—	$—	$855
Reclassification of property and equipment to equipment held for sale	$3,907	$—	$—	$—
Assets acquired net of liabilities assumed on Business Combination, net of cash	$407,996	$—	$—	$—
Cumulative effect upon adoption of ASU 2023-08	$38	$—	$—	$—
Issuance of common stock - restricted stock unit settlements	$4	$—	$—	$—

See accompanying Notes to Consolidated Financial Statements

Note 1. Organization

Nature of operations and corporate information:

Hut 8 Corp., which was incorporated in Delaware in January 2023, and its subsidiaries (collectively, the “Company”) are primarily in the business of the mining of digital assets with an operational focus on utilizing specialized equipment to solve complex computational problems to validate transactions on the Bitcoin blockchain and receiving Bitcoin in return for successful services. The Company operates six self-mining operations: Medicine Hat, Alberta; Drumheller, Alberta; Niagara Falls, New York; Kearney, Nebraska; Granbury, Texas; and McCamey, Texas.

In addition to Digital Assets Mining, the other business lines for the Company include Managed Services, High Performance Computing – Colocation and Cloud, and Other (Hosting, Equipment Sales & Repairs).

Business combination

On November 30, 2023, U.S. Data Mining Group, Inc. dba US Bitcoin Corp, a Nevada corporation doing business as “US BITCOIN” (“USBTC”), and Hut 8 Mining Corp., a corporation existing under the laws of British Columbia (“Legacy Hut”), combined their business pursuant to a business combination agreement (the “Business Combination Agreement”) signed on February 6, 2023 by becoming wholly owned subsidiaries of a newly formed U.S. domiciled parent entity, named “Hut 8 Corp.” (“Hut 8” or the “Company”).

The transaction (“Business Combination”) was accounted for under the acquisition method with USBTC identified as the accounting acquirer for financial statement reporting purposes. See Note 3. Business combination for further details.

In connection with the Business Combination, USTBC changed its fiscal year end to December 31 from June 30, effective November 30, 2023. As a result, the Company’s results of operations, and all transactions impacting stockholder’s equity presented in this Annual Report are for the six months ended December 31, 2023, whereas its fiscal year 2023, 2022, and 2021 are for the twelve months ended June 30, unless otherwise noted. The results for the six months ended December 31, 2023 consists of 5 months of financial information for USBTC from July to November 2023, and 1 month of financial information for the combined Company for December 2023.

Stock split

On September 1, 2022, the board of directors of USBTC authorized a stock split of its common stock, par value $0.00001 per share and its preferred stock, par value $0.00001 per share, at a ratio of 250-for-1. See Note 16. Stockholders’ equity for more detail.

Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements

Basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Significant accounting policies followed by the Company in the preparation of the accompanying Consolidated Financial Statements are summarized below.

Principles of consolidation

These Consolidated Financial Statements of the Company include the accounts of the Company and its wholly owned subsidiaries. Consolidated subsidiaries’ results are included from the date the subsidiary was formed or acquired. Intercompany balances and transactions have been eliminated in consolidation.

Unconsolidated investments in which the Company does not have a controlling interest but does have significant influence are accounted for as equity method investments, with earnings recorded in other expense. These investments are included in long-term assets and the Company’s proportionate share of income or loss is included in other expense.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures. The impact on any prior period disclosures was immaterial.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its Consolidated Financial Statements and assures that there are proper controls in place to ascertain that the Company’s Consolidated Financial Statements properly reflect the change.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company is currently evaluating the impact of adopting the standard.

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. The Company’s digital assets meet this criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2023-08 for the six months ended December 31, 2023. As a result of the adoption, the Company recorded a cumulative effect adjustment to its Accumulated deficit balance of approximately $0.04 million as of July 1, 2023, as a result of recognizing its digital assets held as of July 1, 2023 at fair value.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), requiring disclosure of the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and allocation of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023; early adoption is permitted. The Company is currently evaluating the impact of adopting the standard.

On August 23, 2023, the FASB issued ASU No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture and requires contributions received by the joint venture to be measured at fair value upon formation. ASU 2023-05 is designed to provide useful information to investors and reduce diversity in practice. The new standard is effective for the Company for its fiscal year beginning January 1, 2025; early adoption is permitted. The Company is currently evaluating the impact of adopting the standard.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.

Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with revenue recognition, determining the useful lives and recoverability of long-lived assets, impairment analysis of finite-lived intangibles, goodwill and digital assets, stock-based compensation, and current and deferred income tax assets (including the associated valuation allowance) and liabilities.

Cash

Cash includes cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal or use. The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2023, June 30, 2023 and June 30, 2022, the Company had no cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on these deposits.

Restricted cash

Restricted cash as of December 31, 2023, principally represented those cash balances that support commercial letters of credit and are restricted from withdrawal.

Accounts receivable

Accounts receivable consists of amounts due from the Company’s managed services, hosting, and HPC customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased.

Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses are recorded in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Based on the Company’s current and historical collection experience, management recorded allowances for doubtful accounts of $0.1 million, nil, and nil as of December 31, 2023, June 30, 2023 and June 30, 2022, respectively.

Fair value measurement

The Company’s financial assets and liabilities are accounted for in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

Level 1— Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2— Observable, market-based inputs, other than quoted prices included in Level 1, for the assets or liabilities either directly or indirectly.

Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2023:

Fair value measured at December 31, 2023
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
(in thousands)	December 31,	active markets	inputs	inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Digital assets, net	$388,510	$388,510	$—	$—

In determining the fair value of its digital assets, the Company uses quoted prices as determined by the Company’s principal market. See the Company’s digital assets accounting policy below.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company’s non-financial assets, including goodwill, intangible assets, operating lease right of use assets, and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. The Company did not have any impairment related to its financial assets and liabilities measured on a nonrecurring basis during the six months ended December 31, 2023. The Company recognized approximately $63.6 million of impairment losses related to its non-financial assets and liabilities measured on a nonrecurring basis during the 12 months ended June 30, 2023. See the Impairment of long-lived assets and goodwill accounting policy, as well as Note 7. Property and equipment, net for further discussion.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of loans payable and other long-term liabilities approximate fair value as the related interest rates approximate rates currently available to the Company.

Digital assets

As a result of the adoption of ASU 2023-08, digital assets are measured at fair value as of each reporting period (see Recent accounting pronouncements). The fair value of digital assets is measured using the period-end closing price from the Company’s principal market, which is Coinbase Prime, in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company's digital assets mining revenue recognition cut-off. Changes in fair value are recognized in Gains on digital asset, in Operating income (loss) on the Consolidated Statements of Operations and Comprehensive Income (Loss). When the Company sells digital assets, such gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a First In-First Out ("FIFO") basis and are also recorded within the same line item Gains on digital asset.

Prior to the adoption of ASU 2023-08, digital assets held were accounted for as intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life was not amortized but assessed for impairment when events or changes in circumstances occured indicating that it was more likely than not that the indefinite-lived asset was impaired, and at a minimum annually. The Company measured for impairment on a daily basis, determining the fair value of its digital assets by using the lowest intra-day price as determined by the Company’s principal market. The Company recognized impairment whenever, and to the extent, the carrying amount exceeded the lowest intra-day price. To the extent an impairment loss was recognized, the loss established the new cost basis of the asset. Subsequent reversal of impairment losses was not permitted.

Digital assets received by the Company through its revenue activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

The Company’s treasury strategy is to cover its operating costs through the selling of digital assets earned from its revenue activities. These digital assets are included in current assets in the Consolidated Balance Sheets due to the Company’s ability to sell them in a highly liquid marketplace and the Company reasonably expects to liquidate these digital assets to support operations or for treasury management within the next 12 months.

The Company’s remaining digital assets held are included in non-current assets as this portion of digital assets is not reasonably expected to be sold in the next 12 months as it is outside of the 12-month expected utilization for operational and capital needs of the Company.

Investment in equity investees

The Company accounts for its investment in equity investees in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The Company accounts for its investment in the joint venture TZRC LLC (“TZRC”), under ASC 323 because it has the ability to exercise significant influence, but not control, over the investee. See Note 9. Investment in unconsolidated joint venture for additional information on the equity method investment entity. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent, or an ownership interest greater than three to five percent in certain partnerships, unincorporated joint ventures and limited liability companies, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, an investment in the unconsolidated investee is generally initially measured and recorded at cost.

The Company recorded its investment in TZRC based upon the fair value of the consideration transferred which was determined to be its cost. The Company’s investment is subsequently adjusted to recognize its share of net income or losses as they occur. The Company also adjusts its investment upon receipt of a distribution from an equity investee, which is accounted for as a distribution-in-kind that is measured as of time of receipt. The Company’s share of the investees’ earnings or losses is recorded, net of taxes, within equity in earnings (losses) of unconsolidated joint venture on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, the Company’s interest in the net assets of its equity method investee is reflected on its Consolidated Balance Sheets. If, upon the Company’s acquisition of the investment, there is any difference between the cost of the investment and the amount of the underlying equity in the net assets of the investee, the difference is required to be accounted for as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the Company is unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, success of the mining operations and the overall health of the investee’s industry), then the Company would record a write-down to the estimated fair value. No impairment of the Company’s investment in TZRC was recorded for the six months ended December 31, 2023 or 12 months ended June 30, 2023 and June 30, 2022, respectively.

Property and equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Cost includes expenditures that are directly attributable to the acquisition of the asset, including those attributable to bringing the asset to its intended working condition. Construction in progress is not depreciated until the work is completed and the assets are placed in service.

Based on the Company and the industry’s limited history to date, management is limited by the market data available. Furthermore, the data available also includes data derived from the use of economic modelling to forecast future digital assets and the assumptions reflected in such forecasts, including digital asset’s price and network difficulty, as well as derived from management’s assumptions which are inherently judgmental. Based on current data available, management has determined that the straight-line method of depreciation best reflects the current expected useful life of mining equipment and related infrastructure. Management reviews estimates at each reporting date and will revise such estimates as and when data becomes available. Management reviews the appropriateness of its assumption related to residual value at each reporting date. The estimated useful lives of the Company’s property and equipment are as follows:

Useful life (Years)
Mining infrastructure	5 - 10
Miners and mining equipment	4
Data center infrastructure	8
Computer and network equipment	3
Right-of-use assets - Finance lease	Shorter of lease term or useful life of asset
Leasehold improvements	Shorter of lease term or useful life of asset
Land improvements	15

Upon the sale or retirement of property and equipment, the cost and accumulated depreciation and amortization are removed from the Company’s Consolidated Balance Sheets with the resulting gain or loss, if any, reflected in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Mining equipment held for sale

The Company classifies long-lived assets to be sold as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the asset beyond one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures long-lived assets that are classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of long-lived assets until the date of sale. The Company assesses the fair value of a long-lived asset less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.  For the six months ended December 31, 2023 and 12 months ended June 30, 2023 and June 30, 2022, the Company has not recognized any impairment or gains on sale of its mining equipment held for sale.

On December 18, 2023, the Company signed an interim agreement to build out and install mining operations in connection with the Celsius bankruptcy proceedings at a site in Cedarvale, Texas, in which the Company also made certain of its unused mining infrastructure available for sale. As of December 31, 2023 the Company determined that each of the above criteria to classify long-lived assets to be sold as held for sale were met, and reclassified the carrying value of these assets of $3.9 million to Equipment held for sale on its Consolidated Balance Sheet. In February 2024, the Company had sold $2.0 million of these assets, and the Company expects the remaining assets to be sold by December 31, 2024.

Impairment of long-lived assets and goodwill

The Company reviews long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (asset groups) may not be fully recoverable. The asset (asset group) to be held and used that is subject to impairment review represents the lowest level of identifiable cash flows that are largely independent of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered unrecoverable, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Factors the Company considers that could trigger an impairment include, but are not limited to, the following: significant changes in the manner of our use of the acquired assets or the strategy for the Company’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, significant technological changes which could render the mining equipment or electrical infrastructure assets obsolete. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded in cost and expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Impairment losses of approximately nil, $63.6 million, nil, and nil were recognized in the six months ended December 31, 2023, and twelve months ended June 30, 2023, June 30, 2022, and June 30, 2021, respectively, pertaining to the Company’s single asset group. See Note 7. Property and equipment, net for discussion.

Finite-lived intangible assets

Intangible assets are comprised of customer relationships and a favorable contract acquired through acquisitions or business combinations, and rights to a property management agreement (“PMA”) contract under which it would be compensated for services of running TZRC’s operations. Intangible assets are amortized on a straight-line basis over the expected useful life, which is their contractual term or estimated useful life. The Company performs assessments to determine whether finite-lived classification is still appropriate at least annually. The carrying value of finite-lived assets and their remaining useful lives are also reviewed at least annually to determine if circumstances exist which may indicate a potential impairment or revision to the amortization period. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. The Company exercises judgment in selecting the assumptions used in the estimated future undiscounted cash flows analysis. Impairment is measured by the amount that the carrying value exceeds fair value. The use of different estimates or assumptions could result in significantly different fair values for our reporting units and intangible assets.

The Company evaluates the useful lives of the intangible assets to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, and other economic factors. Intangible assets are amortized on a straight-line basis over their useful lives. See Note 10. Intangible assets, net for discussion.

Goodwill

Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed for impairment annually, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, goodwill of the reporting unit is considered impaired and that excess is recognized as a goodwill impairment loss.

Leases

The Company accounts for its leases under ASC Topic 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the Consolidated Balance Sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.

Upon adoption of ASC 842, for purposes of calculating the right-of-use asset and lease liability, the Company elected to combine lease and related non-lease components as permitted under ASC 842. The Company also elected the short-term lease exception for leases having an initial term of 12 months or less. Consequently, such leases are not recorded in the Consolidated Balance Sheets. The Company recognizes rent expense from its operating leases on a straight-line basis over the lease term.

Revenue recognition

The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

Digital assets mining

The majority of the Company’s revenue is derived from the service of performing hash computations (i.e., hashrate) for mining pools. The Company has entered into arrangements, as amended from time to time, with mining pool operators to perform hash computations for the mining pools. Providing hash computation services for mining pools is an output of the Company’s ordinary activities. The Company has the right to decide the point in time and duration for which it will provide hash computation services to the mining pools. As a result, the Company’s enforceable right to compensation only begins when, and continues as long as, the Company provides hash computation services to the mining pools. The contracts are terminable at any time by either party without substantive compensation to the other party for such termination. Therefore, the Company has determined that the duration of the contract is less than 24 hours and that the contract continuously renews throughout the day. Upon termination, the mining pool operator (i.e., the customer) is required to pay the Company any amount due related to previously satisfied performance obligations. The Company has determined that the mining pool operator’s (i.e., the customer’s) renewal right is not a material right as the terms, conditions, and compensation amounts are at then market rates. There is no significant financing component in these transactions.

In exchange for providing hash computation services, which represents the Company’s only performance obligation, the Company is entitled to noncash consideration in the form of digital assets, calculated under payout models determined by the mining pool operators. The payout model used by the mining pools in which the Company participated is the Full Pay Per Share (“FPPS”) model, which contains three components, (1) a fractional share of the fixed digital assets award from the mining pool operator (referred to as a “block reward”), (2) transaction fees generated from (paid by) blockchain users to execute transactions and distributed (paid out) to individual miners by the mining pool operator, and (3) mining pool operating fees retained by the mining pool operator for operating the mining pool. The Company’s total compensation is calculated using the following formula: the sum of the Company’s share of (a) block rewards and (b) transaction fees, less (c) mining pool operating fees.

(1)	Block rewards represent the Company’s share of the total amount of block subsidies that are expected to be generated on the Bitcoin network as a whole during the 24-hour period beginning at midnight UTC daily (the “measurement period”). The block reward earned by the Company is calculated by dividing (a) the total amount of hashrate the Company provides to the mining pool operator, by (b) the total Bitcoin network’s implied hashrate (as determined by the Bitcoin network difficulty), multiplied by (c) the total amount of block subsidies that are expected to be generated on the Bitcoin network as a whole during the measurement period. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool in the measurement period.
(2)	Transaction fees refer to the total fees paid by users of the network to execute transactions. The Company is entitled to a pro-rata share of the total amount of transaction fees that are actually generated on the bitcoin network as a whole during the measurement period. The transaction fees paid out by the mining pool operator to the Company is calculated by dividing (a) the total amount of transaction fees that are actually generated on the bitcoin network as a whole, by (b) the total amount of block subsidies that are actually generated on the bitcoin network as a whole, multiplied by (c) the Company’s block rewards earned as calculated in (1) above. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool in the measurement period.
(3)	Mining pool operating fees are charged by the mining pool operator for operating the mining pool as set forth on a rate schedule to the mining pool contract. The mining pool operating fees reduce the total amount of compensation the Company receives and are only incurred to the extent that the Company has generated mining revenue during the measurement period.

For each contract, the Company measures noncash consideration at the Bitcoin spot price at the beginning of the day (midnight UTC time) on the date of contract inception, as determined by the Company’s principal market, which is Coinbase Prime. The Company recognizes this noncash consideration on the same day that control of the contracted service transfers to the mining pool operator, which is the same day as the contract inception.

Managed services

The Company began providing management services under PMAs in November 2022. Under PMAs, the Company provides project management services for the customer’s data centers. PMAs contain a single performance obligation comprised of a series of distinct monthly service periods. The contracts have an initial term of five or ten years; certain contracts include renewal options. In exchange for the provision of the services, the Company is entitled to variable consideration primarily in the form of a fixed monthly management fee based on capacity of the customer’s data centers, plus the reimbursement of certain operating costs, which vary each month. The Company acts as the principal when incurring costs, which are reimbursed by our customers. For some PMAs, the Company may also be entitled to a share of additional hosting services business the Company helps generate for the customer. The variable fees are attributable to the monthly service periods in the contract. All consideration to which the Company is entitled is in the form of cash. The Company recognizes revenue to the extent that a significant reversal of such revenue will not occur. Revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance.

High performance computing – colocation and cloud

The high performance computing business earns revenue by providing colocation, cloud, and connectivity services to clients. Revenue is measured at the fair value of the consideration received or receivable for services, net of discounts and sales taxes. Revenue is recognized as the related services are provided to customers. The Company applies the five step ASC 606 model in determining the appropriate treatment of its various sources of revenue. The principal sources of revenue to the Company and recognition of these revenues are as follows:

●	Monthly recurring revenue (“MRR”) from high performance computing services are recognized as service revenue ratably over the enforceable term of individual contracts which is typically the stated term. The Company satisfies its performance obligation as these services are made available over time. The Company believes this method to be the best representation of transfer of services as it is consistent with industry practice to measure satisfaction through passage of time.
●	Transaction price is determined as the list price of services (net of discounts) that the Company delivers to its customers, taking into account the term of each individual contract, and the ability to enforce and collect the consideration.
●	Revenue from installation services, which are not treated as distinct performance obligations, are recognized over the enforceable term of individual contracts consistent with the schedule of MRR discussed above.
●	Usage revenue (overage and consumption-based services) is recorded as service revenue in the month the usage is incurred/service is consumed by the customer, based on a fixed agreed upon amount per unit consumed.
●	Invoices are typically issued at the beginning of each month for MRR services and at the end of each month for usage revenue.

Other

Hosting:

The Company has also entered into hosting contracts where it operates mining equipment on behalf of third parties within its facilities. The Company’s hosting contracts are service contracts that contain a single performance obligation. The service the Company provides includes the provision of mining equipment, energized space, and typically also includes monitoring, active troubleshooting, and various maintenance levels for the mining equipment.

Consideration to which the Company is entitled under its hosting services agreements can be cash and in some cases noncash (Bitcoin) in contracts where the Company receives a percentage of the customer’s daily Bitcoin mined. These contracts are terminable at any time by either party without substantive compensation to the other party for such termination. Therefore, the Company has determined that the duration of these contracts is less than 24 hours and that the contract continuously renews throughout the day. Upon termination, the customer is required to pay the Company any amount due related to previously satisfied performance obligations. The Company has determined that the customer’s renewal right is not a material right as the terms, conditions, and compensation amounts are at then market rates.

In contracts in which the Company receives noncash consideration, the Company measures noncash consideration at the Bitcoin spot price at the beginning of the day on the date of contract inception, as determined by the Company’s principal market, which is Coinbase Prime. The Company recognizes this noncash consideration on the same day that control of the contracted service transfers to the customer, which is the same day as the contract inception.

Customer contracts can include advance payment terms in the form of monthly cash prepayments and/or upfront cash payments at contract inception. Advance payments are recorded as deferred revenue and recognized over time (generally, the month of hosting service to which they relate) as the customer simultaneously receives and consumes the benefits of the Company’s performance. There is no significant financing component in these transactions due to the short term nature of the payments.

The Company’s hosting contracts can contain service level agreement clauses, which guarantee a certain percentage of time the power will be available to its customer. In the rare case that the Company may incur penalties under these clauses, the Company recognizes the payment as variable consideration and a reduction of the transaction price and, therefore, of revenue, when not in exchange for a good or service from the customer.

Equipment sales and repairs:

The Company entered into its first mining equipment sales contract in August 2022. Mining equipment sales contracts are for a fixed price and do not include a significant financing component. All consideration to which the Company is entitled is in the form of cash. The Company recognizes mining equipment revenue at a point in time based on management’s evaluation of when the control of the products has been passed to customers. The transfer of control to the customer occurs when products have been picked up by or shipped to the customer based on the terms of the contract. Each product is considered distinct from all other promised products in the contract because the Company does not provide a service of significant integration between each product promised, each product promised does not modify or customize any other product promised under the contract, and the promised products are not highly interrelated or interdependent. Some contracts may also include upfront deposits or require the customer to pay the full sale price up front. Any advance payments are recorded as deferred revenue and recognized as revenue upon transfer of control of the products to the customer.

Bundled services:

The Company offers certain customers bundled connectivity, colocation, and cloud services. Total consideration in contracts with customers are allocated to distinct performance obligations based on their stand-alone selling prices. The Company determined the stand-alone selling price to be the list price at which the Company sells connectivity,  colocation and cloud services.

Cost of revenues (exclusive of depreciation and amortization)

The Company’s cost of revenue consists primarily of direct costs of generating revenue, including electric power costs, hosting costs, repairs and maintenance, occupancy, materials and supplies costs, and labor.

Stock-based compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors, consultants, and service providers if any, including incentive stock options, non-qualified stock options, stock awards, and stock units based upon the estimated grant date fair value of the awards.

The fair value of share-based payment awards is amortized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company generally uses a graded attribution method for all grants. Awards with both performance and service conditions are expensed over the service period for each separately vesting tranche. Forfeitures are recorded as incurred.

For more complex performance awards, including awards with market-based performance conditions, the Company employs a Monte Carlo simulation valuation method to calculate the fair value of the awards based on the most likely outcome. Under the Monte Carlo simulation, a number of variables and assumptions are used including, but not limited to the expected stock price volatility over the term of the award, the risk-free rate, and dividend yield. In accordance with accounting guidance for awards with market conditions, stock-based compensation is recognized over the derived service period, regardless of whether the award achieves the market condition and will only be adjusted to the extent the service condition is not met. Performance-based stock-based compensation begins to be recognized when the achievement of each performance condition is deemed probable, as the outcome of each event has inherent risks and uncertainties, and a positive outcome may not be known until the event is achieved. Stock-based compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance-related conditions.

Restricted stock units issued under the Company’s 2023 Omnibus Incentive Plan generally vest equally over a three-year period from grant date. Deferred stock units issued under the Company’s 2023 Omnibus Incentive Plan have been issued in vested state. Stock options issued under the Company’s 2023 Omnibus Incentive Plan pursuant to the Business Combination were issued in vested state.

Restricted stock units assumed from the Business Combination generally vest equally over a three-year period from grant date. Deferred stock units from the Business Combination were fully vested upon assumption date. Both restricted stock units and deferred stock units assumed from the Business Combination continue to be governed under Hut 8’s Omnibus Long-term Incentive Plan; further details are in Note 17. Stock-based compensation.

Stock options issued under the Company’s 2021 Equity Incentive Plan are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a two year, four-year or six-year period. Certain option awards may vest only upon achievement of specific performance conditions.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of December 31, 2023, June 30, 2023 and June 30, 2022. The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable.

Net income (loss) per share of common stock

During the twelve months ended June 30, 2023 and June 30, 2022, and the period from December 4, 2020 (inception) to June 30, 2021, the Company calculated basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company’s previously outstanding convertible preferred stock were considered participating securities as the holders were entitled to receive aggregated accrued and not paid dividends if/when declared by the board of directors at a dividend rate payable in preference and priority to the holders of common stock; however, as described in Note. 16 Stockholders’ equity, a recapitalization of equity structure occurred in connection to the Business Combination where all series of previously outstanding USBTC preferred stock prior to the Business Combination have been retrospectively recast at an exchange ratio of any series of USBTC preferred stock exchanged for 0.6716 shares of Hut 8 Corp. common stock, rounded down, if applicable, on a holder level based on their aggregate holdings of all USBTC shares. As such, the previously outstanding convertible preferred stock are no longer considered after the retrospective recast of equity. Additionally, the Company’s unvested restricted stock awards are considered participating securities as the holders are entitled to receive dividends if/when declared by the board of directors commensurate with other common stockholders.

Under the two-class method, basic net income (loss) per share attributable to common stockholders was calculated by dividing the net income (loss) less any net income allocated to participating securities by the weighted-average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders was not allocated to unvested restricted stock awards as the holders of these securities do not have a contractual obligation to share in losses. Diluted net income (loss) per share attributable to common stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period under the treasury-stock method. For purposes of this calculation, stock options, restricted stock awards, restricted stock units, deferred stock units, and common share purchase warrants were considered common stock equivalents. In periods where the Company reported a net loss, common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was anti-dilutive. In periods in which the Company reported a net loss, diluted net loss per share attributable to common stockholders was the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

As of July 1, 2023, the Company no longer had participating securities other than common stock. As such, the Company no longer was required to calculate earnings per share (“EPS”) under the two-class method. Basic net income per share of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, deferred stock units, and common share purchase warrants to the extent dilutive under the treasury-stock method.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the CODM which may be an individual or decision-making group. The CODM reviews financial information for the purpose of making operating decisions, allocating resources, and evaluating financial performance of the reportable operating segments of the business, based on discrete financial information. The Company’s chief executive officer is currently designated as the CODM. At June 30, 2023, the Company operated as one reportable segment, as two of its then three lines of business were recently launched, and the CODM did not receive discrete financial information or evaluate the business lines separately. Subsequent to the completion of the Business Combination on November 30, 2023, the Company had additional lines of business, and the CODM began receiving discrete financial information for four reportable segments for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s four reporting segments are Digital Assets Mining, Managed Services, High Performance Computing – Colocation and Cloud, and Other. The CODM uses revenue and cost of revenue of the Company’s four operating segments to assess their performance.

Foreign currency

The U.S Dollar is the functional and presentation currency of the Company. The Company consolidates two entities that have a non-U.S. Dollar functional currency. Each of the Company’s subsidiaries determines its own functional currency and items of each subsidiary included in the Consolidated Financial Statements are measured using that functional currency. Assets and liabilities of foreign operations having a functional currency other than the U.S. Dollar are translated at the rate of exchange prevailing at the reporting date and revenues and expenses at average rates during the period. Foreign currency translation adjustments are reflected within accumulated other comprehensive loss (“AOCI”) in stockholders’ equity. Gains and losses from foreign currency transactions are included in net earnings for the period.  Foreign currency-denominated monetary assets and liabilities of the Company are translated using the rate of exchange prevailing at the reporting date, and non-monetary assets and liabilities measured at fair value are translated at the rate of exchange prevailing at the date when the fair value was determined. Revenues and expenses are measured at average rates during the period. Gains or losses on translation of these items are included in earnings. Foreign currency denominated non-monetary assets and liabilities, measured at historic cost, are translated at the rate of exchange at the transaction date.

Business combinations

Acquisitions of businesses are accounted for using the acquisition method. The acquisition cost is measured at the acquisition date at the fair value of the consideration transferred.

Goodwill arising on acquisition is initially measured at cost, being the difference between the fair value of the consideration transferred including the recognized amount of any non-controlling interest in the acquiree and the net recognized amount (generally fair value) of the identifiable assets and liabilities assumed at the acquisition date. If the net of the amounts of the identifiable assets acquired and liabilities assumed exceeds the sum of the consideration transferred, the amount of any non-controlling interests in the acquiree, and the fair value of the acquirer’s previously held interest in the acquiree (if any), the excess is recognized immediately in profit or loss as a bargain purchase gain.

Acquisition-related costs, other than those that are associated with the issue of debt or equity securities that the Company incurs in connection with a business combination, are expensed as incurred.

Share capital

Shares of common stock are classified as an equity instrument. Incremental costs directly attributable to the issuance of common shares are recognized as a reduction of equity, net of the related tax effect.

Note 3. Business combination

As described in Note 1. Organization – Business combination, on November 30, 2023, pursuant to a business combination agreement signed on February 6, 2023, USBTC and Legacy Hut combined their business by becoming wholly owned subsidiaries of a newly formed U.S. domiciled parent entity, named “Hut Corp.”

Under the Business Combination Agreement, stockholders of USBTC received 0.6716 of a share of the Company’s common stock for each share of USBTC capital stock. Legacy Hut stockholders received 0.2000 of a share of the Company’s common stock for each Legacy Hut common share. As of November 30, 2023, immediately upon the completion of the Business combination, existing Legacy Hut shareholders and USBTC stockholders collectively owned, on a fully diluted in the money basis, approximately 50% each of the stock of the Company.

The Business Combination constituted a business combination with USBTC identified as the accounting acquirer and Legacy Hut as the accounting acquiree for financial statement reporting purposes. Accordingly, the historical financial statements of USBTC became the historical financial statements of the Company. In addition, the assets and liabilities of Legacy Hut have been recorded at their estimated fair values and added to those of USBTC as of the effective date of the close of the Business Combination. The estimates of the fair value of assets acquired and liabilities assumed are based upon assumptions that are believed to be reasonable, and whenever necessary, include assistance from independent third-party appraisal and valuation firms.

The table below summarizes the ownership of the Company following the Business Combination, for each shareholder group, reflecting the common stock of the Company outstanding as of November 30, 2023.

	Number of
	the Company’s
	outstanding shares	Percentage
	of common stock	ownership
Legacy Hut shareholders	44,346,008	50.08%
USBTC stockholders	44,204,097	49.92%
	88,550,105	100.00%

The purchase price is calculated based on the number of shares of the Company’s common stock issued to Legacy Hut shareholders multiplied by the share price of Legacy Hut as demonstrated in the table below.

(in thousands, except share and per share amounts)	Share exchange
Legacy Hut common shares outstanding as of November 30, 2023	44,346,008
Legacy Hut share price as at November 30, 2023	$9.50
Share consideration	$421,287
Value of Legacy Hut RSUs, DSUs, warrants, and stock options	9,740
Purchase price	$431,027

As part of the Business Combination and as further detailed in Note 16. Stockholders’ equity for common stock warrants and Note 17. Stock-based compensation for share-based compensation awards, 1,466,066 restricted share units, 86,189 deferred share units, 1,895 common share warrants of Legacy Hut, post-share consolidation of 0.2000, have been assumed by the Company and 23,000 stock options of Legacy Hut have been cancelled, post-share consolidation of 0.2000, and reissued by the Company as replacement stock options. The fair value attributable to precombination vesting for these share-based compensation awards and the fair value of assumed common stock warrants were measured as of the date of the completion of the Business Combination and have been incorporated in the purchase price consideration. Note 16. Stockholders’ equity – Common stock warrants includes the assumptions used in estimating the fair value of these common stock warrants. For these restricted stock units and deferred stock units, their fair values were determined based on the fair value of the Company’s common stock on the date of the Business Combination. The follow assumptions were used in determining the fair value of these stock options:

November 30,
2023
Dividend yield	—%
Expected price volatility	115%
Risk-free interest rate	3.64%
Expected term	4.7 years

The following table details the final purchase price allocation of the Business Combination consideration to the valuations of the identifiable tangible and intangible assets acquired and liabilities assumed as of November 30, 2023.

(in thousands)	Fair value
Cash	$23,031
Accounts receivable, net of allowance of $122	2,073
Deposits and prepaid expenses	15,803
Digital assets – held in custody	254,330
Digital assets – pledged as collateral	90,194
Property and equipment, net	53,781
Operating lease right-of-use asset	12,426
Intangible assets, net	12,003
Goodwill	56,199
Accounts payable and accrued expenses	(25,484)
Operating lease liability	(12,120)
Finance lease liability	(1,433)
Loans payable	(49,776)
$431,027

As a result of the Business Combination, the Company recorded $56.2 million of goodwill. The goodwill recorded is not expected to be deductible for tax purposes.

Supplemental disclosures of cash flow information related to investing and financing activities regarding the Business Combination are as follows for the six months ended December 31, 2023:

(in thousands)
Fair value of tangible assets acquired	$451,638
Goodwill and other intangible assets acquired	68,202
Liabilities assumed	88,813
Purchase price consideration	431,027

Total transaction expenses recognized for the year ended June 30, 2023 and six months ended December 31, 2023 were $13.8 million and $13.2 million, respectively. The transactions expenses of $13.2 million consists of transaction expenses for both USBTC and Legacy Hut for the six months ended December 31, 2023.

Pro forma combined results of operations (unaudited)

The following pro forma financial information presents the consolidated results of operations of USBTC and Legacy Hut as if the closing of the Business Combination occurred as of July 1, 2022 with pro forma adjustments. Transaction related expenses incurred by the Company during the 12 months ended June 30, 2023 and six months ended December 31, 2023 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had USBTC combined with Legacy Hut during 2022.

			Twelve Months
	Six Months Ended		Ended
	December 31,	December 31,	June 30,
(in thousands)	2023	2022	2023
Revenue	$82,644	$85,384	$152,365
Operating loss	(15,795)	(198,565)	(254,919)
Net loss	(13,729)	(214,122)	(250,186)
Loss per common share	$(0.27)	$(3.16)	$(3.52)

Since the Business Combination to the period ended December 31, 2023, the amount of revenue, operating income, and net income of Legacy Hut, the accounting acquiree, that has been included in the Consolidated Statements of Operations and Comprehensive Income (Loss) was $6.4 million, $33.0 million, and $31.9 million, respectively.

Note 4. Segment information

The following table presents revenue and cost of revenue for the Company’s reportable segments, reconciled to the Consolidated Statements of Operations and Comprehensive Income (Loss):

					Period from
	Six Months Ended		Twelve Months Ended		December 4, 2020
		December 31,			(Inception) through
	December 31,	2022	June 30,	June 30,	June 30,
(in thousands)	2023	(Unaudited)	2023	2022	2021
Reportable segment revenue:
Digital Assets Mining	$41,477	$25,744	$49,247	$68,164	$4,272
Managed Services	12,595	2,600	12,798	—	—
High Performance Computing – Colocation and Cloud	1,138	—	—	—	—
Other	5,954	17,641	20,115	5,566	—
Eliminations	(559)	—	—	—	—
Total segement and consolidated revenue	$60,605	$45,985	$82,160	$73,730	$4,272

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Digital Assets Mining	26,508	23,193	38,601	23,361	1,464
Managed Services	3,366	1,063	975	—	—
High Performance Computing – Colocation and Cloud	655	—	—	—	—
Other	4,332	3,512	3,536	2,422	—
Eliminations	(559)	—	—	—	—
Total segment and consolidated cost of revenue	$34,302	$27,768	$43,112	$25,783	$1,464

Reconciling items:
Depreciation and amortization	(10,620)	(11,811)	(18,779)	(11,591)	(391)
General and administrative expenses	(37,551)	(10,609)	(27,344)	(31,325)	(12,144)
Gains on digital asset	32,626	—	—	—	—
Loss on sale of property and equipment	(443)	—	(445)	—	—
Realized gain on sale of digital assets	—	2,201	4,577	5,455	—
Impairment of digital assets	—	(2,272)	(3,703)	(30,301)	(1,254)
Impairment of long-lived assets	—	(63,574)	(63,574)	—	—
Legal settlement	—	—	1,531	—	—
Foreign exchange gain	1,002	—	—	—	—
Interest expense	(11,703)	(14,703)	(27,935)	(6,919)	(200)
Gain on debt extinguishment	—	—	23,683	—	—
Equity in earnings (losses) of unconsolidated joint venture	6,173	(510)	6,132	—	—
Income tax benefit (provision)	421	1,808	1,198	(5,069)	2,097
Net income (loss)	$6,208	$(81,253)	$(65,611)	$(31,803)	$(9,084)

The following table presents summarized information for long-lived assets and goodwill by reportable segments:

	December 31,	June 30,	June 30,
(in thousands)	2023	2023	2022
Digital Assets Mining	$166,340	$71,255	$105,439
Managed Services	5,221	5,535	—
High Performance Computing – Colocation and Cloud	31,282	—	—
Other	4,634	—	14,169
Total Long-Lived Assets and Goodwill	$207,477	$76,790	$119,608

Note 5. Comparative financials for the six months ended December 31, 2023 and December 31, 2022 (unaudited)

Hut 8 Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

		December 31,
	December 31,	2022
	2023	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$30,504	$6,707
Restricted cash	453	—
Accounts receivable, net	3,336	110
Deposits and prepaid expenses	18,457	16,923
Digital assets – held in custody	4,963	751
Equipment held for sale	3,907	—
Total current assets	61,620	24,491

Non-current assets
Digital assets – held in custody	282,997	—
Digital assets – pledged as collateral	100,550	—
Property and equipment, net	118,069	75,906
Operating lease right-of-use asset	14,534	623
Deposits and prepaid expenses	5,540	68,597
Investment in unconsolidated joint venture	82,656	100,169
Intangible assets, net	17,279	4,427
Goodwill	57,595	—
Total non-current assets	679,220	249,722
Total assets	$740,840	$274,213

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$43,757	$7,604
Deferred revenue	2,700	2,617
Operating lease liability, current portion	1,226	378
Finance lease liability, current portion	748	—
Loans payable	64,127	95,355
Total current liabilities	112,558	105,954

Non-current liabilities
Operating lease liability, less current portion	13,736	1,144
Finance lease liability, less current portion	661	—
Loans payable, less current portion	123,320	156,213
Deposit liability	2,317	125
Deferred tax liabilities	609	1,164
Total liabilities	$253,201	$264,600

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 88,962,964, and 41,469,204 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	889	415
Additional paid-in capital	576,241	131,338
Accumulated deficit	(100,252)	(122,140)
Accumulated other comprehensive income	10,761	—
Total stockholders’ equity	487,639	9,613
Total liabilities and stockholders’ equity	$740,840	$274,213

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Six Months Ended
		December 31,
	December 31,	2022
	2023	(Unaudited)
Revenue:
Digital Assets Mining	$41,477	$25,744
Managed Services	12,595	2,600
High Performance Computing – Colocation and Cloud	1,138	—
Other	5,395	17,641
Total revenue	60,605	45,985

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue - Digital Assets Mining	26,508	23,193
Cost of revenue - Managed Services	3,366	1,063
Cost of revenue - High Performance Computing – Colocation and Cloud	655	—
Cost of revenue - Other	3,773	3,512
Total cost of revenue	34,302	27,768

Operating expenses:
Depreciation and amortization	10,620	11,811
General and administrative expenses	37,551	10,609
Gains on digital asset	(32,626)	—
Loss on sale of property and equipment	443	—
Realized gain on sale of digital assets	—	(2,201)
Impairment of digital assets	—	2,272
Impairment of long-lived assets	—	63,574
Total operating expenses	15,988	86,065
Operating income (loss)	10,315	(67,848)

Other (expense) income:
Foreign exchange gain	1,002	—
Interest expense	(11,703)	(14,703)
Equity in earnings (losses) of unconsolidated joint venture	6,173	(510)
Total other (expense) income	(4,528)	(15,213)

Net income (loss) before taxes	5,787	(83,061)

Income tax benefit (provision)	421	1,808

Net income (loss)	$6,208	$(81,253)

Net income (loss) per share of common stock:
Basic	$0.12	$(2.02)
Diluted	$0.11	$(2.02)

Weighted average number of shares of common stock outstanding:
Basic	51,268,013	40,134,586
Diluted	55,272,610	40,134,586

Net income (loss)	$6,208	$(81,253)
Other comprehensive income:
Foreign currency translation adjustments	10,761	—
Total comprehensive income (loss)	$16,969	$(81,253)

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Series A		Series B		Series B-1						Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Other	Total
	USBTC		USBTC		USBTC		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 30, 2022	—	$—	—	$—	—	$—	41,464,335	$415	$128,075	$(40,887)	$—	$87,603
Stock-based compensation – net of retroactive application of recapitalization	—	—	—	—	—	—	4,869	—	3,263	—	—	3,263
Net income (loss)	—	—	—	—	—	—	—	—	—	(81,253)	—	(81,253)
Balance, December 31, 2022	—	$—	—	$—	—	$—	41,469,204	$415	$131,338	$(122,140)	$—	$9,613

	Series A		Series B		Series B-1						Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Other	Total
	USBTC		USBTC		USBTC		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 30, 2023	—	$—	—	$—	—	$—	43,193,201	$432	$133,439	$(106,498)	$—	$27,373
Cumulative effect upon adoption of ASU 2023-08	—	—	—	—	—	—	—	—	—	38	—	38
Issuance of common stock for the replacement of cancelled restricted stock awards – net of retroactive application of recapitalization	—	—	—	—	—	—	968,388	10	7,805	—	—	7,815
Issuance of common stock – stock option exercises – net of retroactive application of recapitalization	—	—	—	—	—	—	42,508	—	16	—	—	16
Shares issued in the Business Combination	—	—	—	—	—	—	44,346,008	443	430,578	—	—	431,021
Warrants assumed in the Business Combination	—	—	—	—	—	—	—	—	6	—	—	6
Issuance of common stock – restricted stock unit settlements	—	—	—	—	—	—	412,859	4	(4)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,401	—	—	4,401
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	10,761	10,761
Net income (loss)	—	—	—	—	—	—	—	—	—	6,208	—	6,208
Balance, December 31, 2023	—	$—	—	$—	—	$—	88,962,964	$889	$576,241	$(100,252)	$10,761	$487,639

(Reflects the retrospective application of the 0.6716 share consolidation pursuant to the Business Combination effective November 30, 2023 and the 250-for-1 stock split effective September 1, 2022)

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
		December 31,
	December 31,	2022
	2023	(Unaudited)
Operating activities
Net income (loss)	$6,208	$(81,253)
Adjustments to reconcile net income (loss) to net cash used in operating activities:	—
Depreciation and amortization	10,620	11,811
Impairment of long-lived assets	—	63,574
Amortization of operating right-of-use assets	208	857
Non-cash lease expense	185	81
Stock-based compensation	12,216	3,263
Equity in earnings (losses) of unconsolidated joint venture	(6,173)	510
Distributions of earnings from unconsolidated joint venture	17,100	—
Digital Assets Mining revenue	(41,477)	(25,744)
Hosting revenue received in digital assets	(2,027)	—
Gains on digital asset	(32,626)	—
Impairment of digital assets	—	2,272
Realized gain on sale of digital assets	—	(2,201)
Deferred tax assets and liabilities	(845)	(1,808)
Foreign exchange gain	(1,338)	—
Amortization of debt discount	3,649	515
Loss on sale of property and equipment	443	—
Paid-in-kind interest expense	7,669	9,546
Changes in assets and liabilities:
Accounts receivable, net	(643)	1,058
Deposits and prepaid expenses	(254)	5,552
Accounts payable and accrued expenses	3,934	(1,976)
Deferred revenue	1,669	(12,222)
Operating lease liabilities	(456)	(962)
Deposit liability	2,317	(1,353)
Net cash provided by (used in) operating activities	(19,621)	(28,480)

Investing activities
Proceeds from sale of digital assets	41,548	25,868
Deposits on miners	—	(9,037)
Purchases of property and equipment	(604)	(2,416)
Proceeds from sale of property and equipment	672	178
Investment in unconsolidated joint venture	—	(10,000)
Cash acquired on Business Combination	23,031	—
Net cash provided by (used in) investing activities	64,647	4,593

Financing activities
Proceeds from loans payable	—	14,240
Repayments of loans payable	(24,740)	(4,713)
Principal payments on finance lease	(60)	—
Proceeds from the issuance of common stock - stock option exercises	16	—
Net cash provided by (used in) financing activities	(24,784)	9,527

Foreign currency effect on cash, cash equivalents, and restricted cash	336	—
Increase (decrease) in cash	20,578	(14,360)
Cash, and cash equivalents, beginning of period	10,379	21,067
Cash, cash equivalents, and restricted cash, end of period	$30,957	$6,707

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
		December 31,
	December 31,	2022
	2023	(Unaudited)
Supplemental cash flow information:
Cash paid for interest	$454	$5,489
Cash paid for income taxes	$700	$—

Non-cash transactions
Reclassification of deposits and prepaid expenses to property and equipment	$—	$28,759
Loan payable assumed in investment in unconsolidated joint venture, at fair value	$—	$95,146
Intangible assets assumed in investment in unconsolidated joint venture, at fair value	$—	$4,467
Debt proceeds not yet received included in deposits and prepaid expenses	$—	$8,558
Right-of-use assets obtained in exchange for operating lease liabilities	$1,470	$—
Mining revenue in accounts receivable, net	$292	$26
Property and equipment in accounts payable and accrued expenses	$7,095	$2,126
Reclassification of property and equipment to equipment held for sale	$3,907	$—
Assets acquired net of liabilities assumed on Business Combination, net of cash	$407,996	$—
Cumulative effect upon adoption of ASU 2023-08	$38	$—
Issuance of common stock - restricted stock unit settlements	$4	$—

Note 6. Digital assets

The following table presents the changes in carrying amount of digital assets as of December 31, 2023, June 30, 2023, and June 30, 2022:

(in thousands)	Amount
Balance as of July 1, 2021	$3,018
Revenue recognized from Bitcoin mined	68,164
Carrying value of Bitcoin sold	(39,909)
Impairment of Bitcoin	(30,301)
Mining revenue not received	(125)
Balance as of June 30, 2022	$847
Revenue recognized from Bitcoin mined	49,247
Mining revenue earned in prior period received in current period	125
Carrying value of Bitcoin sold	(45,453)
Impairment of Bitcoin	(3,703)
Mining revenue not received	(212)
Balance as of June 30, 2023	$851
Cumulative effect upon adoption of ASU 2023-08	38
Bitcoin assumed through the Business Combination	344,283
Other digital assets assumed through the Business Combination	241
Revenue recognized from Bitcoin mined	41,477
Hosting revenue received in Bitcoin	2,027
Mining revenue earned in prior period received in current period	212
Carrying value of Bitcoin sold	(41,548)
Change in fair value of Bitcoin	32,493
Change in fair value of other digital assets	133
Foreign currency translation adjustments	8,595
Mining revenue not received	(292)
Balance as of December 31, 2023	$388,510

Number of Bitcoin held as of December 31, 2023	9,195
Cost basis of Bitcoin held as of December 31, 2023	$356,261
Cost basis of other digital assets held as of December 31, 2023	$247
Realized gains on the sale of Bitcoin for the six months ended December 31, 2023	$633

The Company’s digital assets are either held in custody or held in a segregated custody account under the Company’s ownership and pledged as collateral under a borrowing arrangement. The details of the digital assets are as follows:

	Amount			Number of digital assets
(in thousands)	December 31, 2023	June 30, 2023	June 30, 2022	December 31, 2023	June 30, 2023	June 30, 2022
Current
Bitcoin held in custody	$4,583	$851	$847	109	29	44
Other digital assets held in custody	380	—	—	55,008	—	—
Total current digital assets - held in custordy	4,963	851	847	55,117	29	44

Non-current
Bitcoin held in custody	282,997	—	—	6,704	—	—
Total non-current digital assets - held in custody	$282,997	$—	$—	6,704	—	—

Non-current
Bitcoin pledged as collateral	100,550	—	—	2,382	—	—
Total non-current digital assets - pledged as collateral	100,550	—	—	2,382	—	—

Total digital assets	$388,510	$851	$847	64,203	29	44

Note 7. Property and equipment, net

The components of property and equipment were as follows:

(in thousands)	December 31, 2023	June 30, 2023	June 30, 2022
Mining infrastructure	$26,110	$6,865	$20,651
Miners and mining equipment	89,521	67,561	74,582
Data center infrastructure	8,772	—	—
Computer and network equipment	8,254	—	—
Right-of-use assets - Finance lease	1,377	—	—
Leasehold improvements	742	59	59
Land and land improvements	50	—	1,739
Construction in progress	12,471	10,929	32,175
Property and equipment, gross	147,297	85,414	129,206
Less: Accumulated depreciation	(29,228)	(14,695)	(11,948)
Property and equipment, net	$118,069	$70,719	$117,258

Depreciation and amortization expense related to property and equipment was $10.1 million, $18.4 million, and $11.6 million for the six months ended December 31, 2023, and the 12 months ended June 30, 2023 and June 30, 2022, respectively.

The Company capitalizes a portion of the interest on its term loan related to certain property and equipment during the construction period of its mining operations. The capitalized interest is recorded as part of the asset to which it relates and depreciated over the asset’s estimated useful life. The Company capitalized interest of approximately nil, $0.7 million, and $0.5 million during the six months ended December 31, 2023, and 12 months ended June 30, 2023 and June 30, 2022, respectively. Capitalized interest is included in Property and equipment, net in the Company’s Consolidated Balance Sheets.

Salt Creek substation purchase

On December 29, 2023, the Company purchased a substation in Culberson County, Texas, as well as the 1.9 acres of land on which the substation sits, for a total of $7.1 million to be paid in cash consideration. As of December 31, 2023, there has been no cash payments for the substation. In February 2024, the Company began construction on a new digital asset mining site on this land, giving the optionality for the Company to expand its self-mining fleet.

Impairment of long-lived assets

During the fiscal year ended June 30, 2023, adverse changes in business climate, including decreases in the price of Bitcoin and the resulting decrease in the market price of miners and mining equipment, indicated that an impairment triggering event had occurred. Accordingly, the Company identified the lowest level for which there are identifiable cash flows, arriving at an asset group consisting of miners, mining equipment and other mining operation assets (the “Asset Group”). The Company assessed the estimated undiscounted future cash flows expected to be generated by the Asset Group and determined such to be less than the Asset Group’s carrying amount. Consequently, to measure the impairment, the Company then estimated the fair value of the Asset Group using a market price approach as a measure of fair value. Valuations using the market approach are derived from manufacturer and secondary market pricing sources and, when available, comparable secondary market transactions. The measurement resulted in a write-down of the assets within the Asset Group of approximately $63.6 million, and is reflected as a separate line item in the financial statements. The Company did not have an impairment on its long-lived assets for the six months ended December 31, 2023. For the 12 months ended June 30, 2023 and June 30, 2022, there was an impairment of $63.6 million, and nil, respectively.

There is considerable management judgment necessary to determine the estimated future cash flows and fair values of the Company’s long-lived assets, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy (see discussion of fair value measurements in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements).

Note 8. Deposits and prepaid expenses

The components of deposits and prepaid expenses are as follows:

(in thousands)	December 31, 2023	June 30, 2023	June 30, 2022
Current
Prepaid insurance	$4,042	$454	$736
Prepaid electricity	4,526	3,156	6,867
Deposit related to Stalking Horse Bid (See Note 22. Commitments and contingencies)	7,547	—	—
Deposit related to Fahrenheit bid	—	3,300	—
Debt proceeds not yet received	—	—	5,485
Other deposits	2,342	594	910
Total current deposits and prepaid expenses	$18,457	$7,504	$13,998

Non-current
Deposits on miners	$—	$—	$82,042
Deposits related to electricity supply under electricity supply agreement	5,288	—	3,518
Collateral deposits	—	—	2,500
Other	252	254	277
Total non-current deposits and prepaid expenses	$5,540	$254	$88,337

Deposit related to Stalking Horse Bid

The Company completed the Far North Transaction (see Note 22. Commitments and contingencies) on February 15, 2024, whereby the Company acquired assets of four power plants situated in Ontario, Canada. The Company will be recording the transaction using the acquisition method of accounting.

Celsius bankruptcy bid

On April 10, 2023, a subsidiary of the Company invested in Fahrenheit LLC (“Fahrenheit”), a joint venture formed for the purposes of bidding on the management rights of a new entity to be formed and vested with certain assets of Celsius Network LLC (“Celsius”) in connection with Celsius’ bankruptcy auction. On May 25, 2023, Fahrenheit won the auction and was awarded the right to manage and operate the assets of Celsius in exchange for a management fee of $20.0 million per year as part of a five-year agreement with Celsius, subject to the approval of the bankruptcy court. In addition, the Company, acting separately through its managed services business, won the right to enter into one or more operating and services agreements with the restructured company, in exchange for a fee of $15.0 million per year net of certain operating expenses, which was also subject to the approval of the bankruptcy court.

On May 26, 2023, the Company contributed $3.3 million of the initial $10.0 million cash deposit required in the Fahrenheit bid.

On November 29, 2023, Celsius informed Fahrenheit that it was unable to obtain certain regulatory approvals respecting the proposed transaction involving Celsius and Fahrenheit, and, as a result, Celsius would not move forward with the Fahrenheit-sponsored transaction. On December 29, 2023, the Company’s $3.3 million portion of the initial $10.0 million cash deposit was returned due to Celsius not moving forward with the Fahrenheit bid.

On November 30, 2023, Celsius filed a motion disclosing that the Company, acting separately through its managed service business, won the right to enter into one or more operating and services agreements pursuant to a revised transaction structure in exchange for a fee of $20.4 million per year net of certain operating expenses as part of a four-year agreement with the restructured company. On December 27, 2023, the bankruptcy court granted this motion. On January 31, 2024, the agreement between the Company and the restructured company named Ionic Digital Inc. went effective.

Note 9. Investment in unconsolidated joint venture

On November 25, 2022, the Company entered into an Asset Purchase Agreement (“Agreement”) with Compute North Member, LLC to purchase their 50 percent membership interest in TZRC, an early stage operator of vertically integrated digital assets mining and power facilities. The transaction closed on December 6, 2022. As of June 30, 2023, the Company determined that fair value of the net assets acquired differed from the carrying value of the estimated fair value of the underlying net assets acquired in an amount of approximately $22.4 million. This difference is attributable to depreciable and amortizable assets and liabilities and in accordance with ASC 323, will be accreted within equity in earnings of unconsolidated joint venture in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). For the six months ended December 31, 2023 and 12 months ended June 30, 2023, the amount of accretion was $3.5 million and $4.1 million, respectively.

The consideration paid consisted of cash of $10.0 million and the assumption of a senior secured promissory note (the “TZRC Secured Promissory Note”) with a fair value estimate as of transaction date of approximately $95.1 million. The Company also assumed a PMA (intangible asset) with a fair value estimate as of the transaction date of approximately $5.9 million. The $10.0 million in cash was sourced from funds the Company had previously received under the terms of a subscription agreement from a third party. The subscription agreement was subsequently superseded by and the funds released under a promissory note from the same third party. See Note 14. Loans payable for a discussion of the assumed promissory note from the TZRC transaction and the promissory note from a third party (“TPN”).

TZRC is an operating joint venture where both members jointly control the essential areas of the entity’s business. The purpose of TZRC is to develop, construct, install, own, finance, rent and operate one or more modular data centers located on or near renewable power sources for purposes of digital asset mining. The entity both self-mines and provides hosting services, both of which began in August 2022. Pursuant to the Agreement, the Company assumed the role of property manager under a PMA, to provide day-to-day management and oversight services of TZRC’s data center facilities. The service contract has a term of 10 years and automatically renews for successive one year terms unless either party provides written notice of non-renewal. As property manager, the Company is entitled to approximately $1.5 million per year, subject to downward adjustment based on capacity utilization of TZRC’s data centers. In addition, the PMA allows pass through costs on behalf of the Company, such as payroll and other incidental costs. Pass through costs for the six months ended December 31, 2023 and 12 months ended June 30, 2023 were approximately $1.0 million and $1.4 million, respectively.

The Company accounts for its 50% interest in TZRC using the equity method of accounting. For the six months ended December 31, 2023 and 12 months ended June 30, 2023, the Company recorded its ownership percentage of income of TZRC within equity in earnings of unconsolidated joint venture in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for $2.7 million and $2.1 million, respectively. The carrying value of the Company’s investment in TZRC was $82.7 million and $93.0 million as of December 31, 2023 and June 30, 2023, respectively, and is included in the Company’s Consolidated Balance Sheets.

A summarized consolidated income statement and balance sheet for TZRC as of December 31, 2023 and June 30, 2023  follows:

Condensed Consolidated Income Statements
	Six Months Ended
	December 31,	June 30,
(in thousands)	2023	2023
Revenues, net	$80,565	$65,468
Gross profit	38,667	36,774
Net income	5,371	5,150
Net income attributable to investee	2,686	2,575

Condensed Consolidated Balance Sheets
	December 31,	June 30,
(in thousands)	2023	2023
Cash	$39,505	$42,567
Total current assets	55,097	46,702
Property and equipment, net	159,865	190,056
Total other assets	34,490	34,514
Current liabilities	36,970	29,991
Noncurrent liabilities	17,512	17,486
Members equity	194,970	223,795

Note 10. Intangible assets, net

The following table presents the Company’s intangible assets as of December 31, 2023:

			Foreign currency
	Gross	Accumulated	translation	Net book	Estimated useful
(in thousands)	book value	amortization	adjustments	value	lives (years)
Customer relationships	$1,694	$(24)	$42	$1,712	6
Favorable Contract	10,309	(220)	257	10,346	4
Property Management Agreement (“PMA”)	5,900	(679)	—	5,221	10
Intangible assets	$17,903	$(923)	$299	$17,279

The customer relationships and favorable contract were recognized as a result of the Business Combination during the year ended December 31, 2023. See Note 3. Business combination.

The following table presents the Company’s intangible assets as of June 30, 2023:

	Gross	Accumulated	Net book	Estimated useful
(in thousands)	book value	amortization	value	lives (years)
Property Management Agreement (“PMA”)	$5,900	$(365)	$5,535	10
Intangible assets	$5,900	$(365)	$5,535

There were no intangible assets as of June 30, 2022.

During the six months ended December 31, 2023 and the 12 months ended June 30, 2023 and June 30, 2022, amortization expense related to intangible assets was $0.6 million, $0.4 million, and nil, respectively.

The following table presents the estimated future amortization of the intangible assets as of December 31, 2023:

(in thousands)
2024	$3,557
2025	3,557
2026	3,557
2027	3,337
2028	916
Thereafter	2,355
Total	$17,279

The Company did not identify any impairment of its intangible assets during the six months ended December 31, 2023 and the 12 months ended June 30, 2023.

Note 11. Goodwill

Changes in the carrying amount of goodwill were as follows:

	December 31,	June 30,	June 30,
(in thousands)	2023	2023	2022
Balance at beginning of Fiscal year	$—	$—	$—
Acquisition - Business Combination	56,199	—	—
Foreign currency translation adjustments	1,396	—	—
Balance at end of Fiscal year	$57,595	$—	$—

The Company did not identify any impairment related to its goodwill during the six months ended December 31, 2023.

Note 12. Accounts payable and accrued expenses

The components of accounts payable and accrued expenses are as follows:

(in thousands)	December 31, 2023	June 30, 2023	June 30, 2022
Accounts payable	$14,960	$3,605	$6,274
Accrued transaction costs	2,238	2,365	—
Accrued site acquisition costs	7,095	—	—
Accrued state sales taxes	9,573	—	—
Accrued compensation costs	4,217	117	236
Other accruals	5,674	1,524	1,100
Total accounts payable and accrued expenses	$43,757	$7,611	$7,610

Note 13. Deferred revenue

Deferred revenue represents customer cash advances associated with the Company’s hosting and managed services, which have not yet been earned by the Company. The following table presents the carrying amount of deferred revenue as of December 31, 2023, June 30, 2023 and June 30, 2022:

(in thousands)	December 31, 2023	June 30, 2023	June 30, 2022
Beginning balance	$1,031	$14,839	$—
Deferred revenue assumed through the Business Combination	95	—	—
Advances received from customers	6,879	3,407	20,405
Revenue earned	(5,305)	(17,215)	(5,566)
Ending balance	$2,700	$1,031	$14,839

During the 12 months ended June 30, 2023, one of the Company’s hosting customers defaulted on its contract and the remaining deferred revenue was recorded as hosting revenue and is reflected in the table above within hosting revenue earned during the period. In addition, approximately $1.2 million of that customer’s security deposit was also recognized as hosting revenue. The Company has no liability to return the deposits received that were recognized as revenue.

Note 14. Loans payable

Details of the Company’s loans payable are as follows:

(in thousands)			December 31,	June 30,	June 30,
Issuance Date	Maturity Date	Interest Rate	2023	2023	2022
TZRC Secured Promissory Note
December 6, 2022	April 8, 2027	15.25%	$81,870	$92,102	$—

Third Party Note
December 6, 2022	December 5, 2027	18.00%	11,490	10,501	—

Anchorage Loan
February 3, 2023	February 2, 2028	14.00%	44,363	48,587	—

Coinbase Credit Facility
June 26, 2023	June 25, 2024	10.50%	49,724	—	—

Amended MEFA
July 17, 2021	July 25, 2023	14.00%	—	—	6,694
July 17, 2021	January 25, 2024	14.00%	—	—	6,946
December 27, 2021	June 25, 2023	12.00%	—	—	23,602
December 27, 2021	December 25, 2023	12.00%	—	—	41,034

ELSAs
March 31, 2022	April 1, 2024	12.00%	—	—	25,000
April 26, 2022	May 1, 2024	12.00%	—	—	25,000

Total			$187,447	$151,190	$128,276
Less: current portion			64,127	1,299	77,215
Long-term portion			$123,320	$149,891	$51,061

During the six months ended December 31, 2023, and 12 months ended June 30, 2023 and June 30, 2022, total principal payments of the Company’s debt were $24.7 million, $19.6 million, and $9.3 million, respectively. During the six months ended December 31, 2023, and 12 months ended June 30, 2023 and June 30, 2022, the Company recorded amortization of debt issuance costs of $3.6 million, $3.6 million, and $0.6 million, respectively. During the six months ended December 31, 2023, and 12 months ended June 30, 2023 and June 30, 2022, interest expense was $11.7 million, $27.9 million, and $6.9 million, respectively.

The Company accounts for all of its loans payable in accordance with ASC 470-20, Debt with Conversion and Other Options ("ASC 470"), ASC 815, Derivatives and Hedging (“ASC 815”), and ASC 480, Distinguishing Liabilities from Equity (“ASC 840”). The Company evaluated all of its loans payable to determine if there were any embedded components that qualified as derivatives to be separately accounted for. No embedded derivative features requiring bifurcation were identified.

TZRC Secured Promissory Note

As previously discussed, the Company assumed a secured promissory note with an estimated fair value amount as of the date of investment of approximately $95.1 million as part of the consideration paid to acquire an equity membership interest in TZRC. The estimated fair value represents a discount of approximately $1.7 million from the carryover basis of the promissory note. The discount is being amortized over the term of the promissory note into interest expense. See Note 10. Intangible assets, net for a discussion of the investment.

The stated interest on the TZRC Secured Promissory Note accrues at a rate per annum equal to the lesser of (a) a varying rate per annum equal to the sum of (i) the prime rate as published in The Wall Street Journal, plus (ii) 12.0% per annum, (b) 15.25% per annum and (c) the maximum rate of non-usurious interest permitted by Law. The Company has the option to defer the interest until maturity of the note under a PIK payment option. The Company elected to apply the PIK payment option. Accordingly, the interest increases the principal amount of the secured promissory note. PIK interest is payable upon maturity of the note in April 2027, unless or until any portion or all of the promissory note is prepaid under the prepayment option, see discussion below. The Company is also subject to post-default interest of an additional 2% upon occurrence of an event of default. The higher interest rate applies from the date of non-payment until such amount is paid in full. As of December 31, 2023, the interest rate on the secured promissory note was 15.25%.

The Company has the option to prepay the secured promissory note in whole or in part without premium or penalty. There are no required minimum monthly payments. When distributions are made from TZRC to the Company, normally on a monthly basis, the Company uses 100% of those funds to immediately pay down the TZRC Secured Promissory Note. Any prepayment would be accompanied by all accrued and unpaid interest on the principal amount prepaid. The promissory note is secured by a first priority security interest in the Company’s membership interest in TZRC. The Company is not a guarantor of the TZRC Secured Promissory Note, and there is no recourse to the Company.

As of December 31, 2023, approximately $83.1 million in principal and PIK interest, exclusive of a $1.3 million discount, was outstanding under the TZRC Secured Promissory Note, with payment of principal and PIK interest due upon the first to occur of (a) the date that is five years from origination on April 8, 2022, (b) the date of any event of dissolution of TZRC and (c) the date of the closing of certain events specified in TZRC’s governing documents.

Third Party Note

On December 6, 2022, the Company, entered into a $10.0 million note with a third party (the “TPN”). The TPN replaced an October 7, 2022, letter agreement between the Company and a third party, wherein the third party agreed, per a subscription agreement, to purchase shares of the Company approximating $10.0 million if certain conditions were met. Funds received under the subscription agreement had been recorded as subscription received in advance (current liability) at September 30, 2022. Under the terms of the letter agreement, the third party allowed the Company to retain the $10.0 million in funds and upon conversion to the TPN, to be used as consideration to fund the acquisition of TZRC (See Note 9. Investment in unconsolidated joint venture).

The TPN matures December 5, 2027 and bears an interest rate of 6.0% per annum. Interest is PIK as an addition to, and capitalization on, the outstanding principal. The TPN is secured certain assets of the Company and does not have financial covenants. On May 16, 2023, the Company amended its TPN. Under the amended TPN, the interest rate was increased to 18.0% per annum, and full repayment of the note is required within 45 days following the consummation of the Business Combination Agreement. As of December 31, 2023, the Company has $11.5 million outstanding on the TPN.

In January 2024, the outstanding balance of the TPN, including all PIK interest, was paid in full.

Anchorage Loan

In February 2023, the Company restructured its outstanding Equipment Loan and Security Agreements (the “Anchorage Loan”). The restructuring was accounted for under ASC 470-50 Modifications and Extinguishments. The stated interest rate is 14.0% and is subject to adjustment after each year the loan is outstanding, if the Company does not elect to prepay the Anchorage Loan. Interest rate changes are fixed not variable. The Anchorage Loan allows the Company to capitalize unpaid and accrued interest into the principal amount subject to certain conditions. This type of interest is often referred to as paid-in-kind (“PIK”) interest. Interest is earned on the first of each annual date, and accrues on the principal balance and PIK interest from prior periods. The Company also paid approximately $0.7 million in closing fees, issued 1,987,936 shares of common stock with an approximate value of $0.8 million, and paid a termination fee of approximately $0.4 million. Monthly payments are due beginning on March 15, 2023 and will represent 100% of net monthly cash flow from the immediately preceding calendar month activity related to certain Company miners which are being hosted at a third-party facility. The net monthly cash flow payment will be allocated as follows: first, to pay all unpaid fees, costs and expenses; second, to the payment of accrued and unpaid interest on the Anchorage Loan; and third, to the principal amount of the Anchorage Loan. If net monthly cash flows for a given month are zero or negative, then no monthly payment is due for such month.

The Anchorage Loan is secured by approximately 24,000 miners and all property, equipment, machinery, and all other assets located in the Company’s Niagara Falls, New York facility. On April 25, 2023, the Anchorage Loan was amended so that interest accrues on the principal balance only and does not include prior period PIK interest. As of December 31, 2023, the Company has $45.0 million outstanding with Anchorage, exclusive of deferred financing costs of $0.7 million.

Coinbase credit facility

The Company assumed the $50.0 million credit facility with Coinbase Credit, Inc. (“Coinbase”) as part of the Business Combination. The original credit facility was established on June 26, 2023. The loan bears interest at a rate of 5.0% plus the greater of (i) the US Federal Funds Target Rate – Upper Bound and (ii) 3.25%. The credit facility has drawdowns made available in three tranches: $15.0 million available from loan inception to 15 business days thereafter, $20.0 million available starting 30 calendar days after loan inception to 15 business days thereafter, and $15.0 million available the day after the closing of the Business Combination and 15 business days thereafter. The credit facility is fully repayable 364 days from the date of first drawdown. On or prior to a drawdown, the Company is required to pledge, as collateral, Bitcoin with custodian Coinbase Custody Trust Company, LLC., to be held in a segregated custody account under the Company’s ownership, such that the loan-to-value ratio of principal outstanding of the loan and the fair value of collateral is equal to or less than 60%. If the value of the collateral under the credit facility decreases past a specified margin, the Company may be required to post additional Bitcoin as collateral. As of December 31, 2023, the Company has $50.0 million outstanding with Coinbase, exclusive of deferred financing costs of $0.3 million.

On January 12, 2024, the Coinbase credit facility was amended allowing for a drawdown of a fourth tranche of $15.0 million, which the Company drew on January 12, 2024. Under the terms of the amended credit facility, amounts that are borrowed bear interest at a rate equal to (a) the greater of (i) the US Federal Funds Target Rate – Upper Bound on the date of the applicable borrowing and (ii) 3.25%, plus (b) 5.0%. The amended credit facility additionally establishes a right for Coinbase to deliver a partial prepayment notice to the Company if the price of Bitcoin on Coinbase’s digital currency exchange platform (the “Prevailing Market Value”) is less than the higher of (x) $25,000 and (y) 60% of the Prevailing Market Value on the effective date of the amended and restated credit agreement, requiring the Borrower to prepay $15.0 million in principal as well as any accrued and unpaid interest.

Note 15. Leases

The Company’s operating leases are for its offices and mining facilities. The Company also has finance leases which are primarily related to equipment used at its data centers.

The following table shows the right-of-use assets and lease liabilities as of December 31, 2023, June 30, 2023, and June 30, 2022:

	December 31,	June 30,	June 30,
(in thousands)	2023	2023	2022
Right-of-use assets:
Operating leases	$14,534	$536	$2,350
Finance leases	1,294	—	—
Total right-of-use assets	$15,828	$536	$2,350

Lease liabilities:
Operating leases	$14,962	$1,338	$2,403
Finance leases	1,409	—	—
Total lease liabilities	$16,371	$1,338	$2,403

The Company’s lease costs are comprised of the following:

				Period from
				December 4,
				2020
				(Inception)
	Six Months Ended	Twelve Months Ended		through
(in thousands)	December 31, 2023	June 30, 2023	June 30, 2022	June 30, 2021
Operating leases
Operating lease cost	$380	$443	$554	$129
Variable lease cost	113	86	107	—
Operating lease expense	493	529	661	129
Short-term lease expense	26	297	169	—
Total operating lease expense	519	826	830	129
Finance leases
Amortization of financed assets	62	—	—	—
Interest on lease obligations	8	—	—	—
Total finance lease expense	70	—	—	—
Total lease expense	$589	$826	$830	$129

The following table presents supplemental lease information:

				Period from
				December 4,
				2020
				(Inception)
	Six Months Ended	Twelve Months Ended		through
(in thousands)	December 31, 2023	June 30, 2023	June 30, 2022	June 30, 2021
Operating cash outflows - operating leases	$456	$499	$519	$114
Operating cash outflows - finance leases	$8	$—	$—	$—
Financing cash outflows - finance leases	$60	$—	$—	$—

Right-of-use assets obtained in exchange for operating lease liabilities	$1,470	$—	$2,262	$596
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$—	$—	$—

				Period from
				December 4,
				2020
				(Inception)
	Six Months Ended	Twelve Months Ended		through
	December 31, 2023	June 30, 2023	June 30, 2022	June 30, 2021
Weighted-average remaining lease term - operating leases	11.0	3.1	4.2	2.4
Weighted-average remaining lease term - finance leases	1.8	—	—	—
Weighted-average discount rate(1) – operating leases	11.1%	7.0%	7.0%	7.0%
Weighted average discount rate - finance leases	6.8%	—%	—%	—%

(1) The Company’s operating leases do not provide an implicit rate, therefore the Company uses the incremental borrowing rate at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis for similar assets over the term of the lease.

The following tables presents the Company's future minimum operating lease payments as of December 31, 2023:

Operating
(thousands)	Leases
2024	$2,875
2025	3,025
2026	2,874
2027	2,548
2028	2,110
Thereafter	13,988
Total undiscounted lease payments	27,420
Less present value discount	(12,458)
Present value of operating lease liabilities	$14,962

The following tables presents the Company's future minimum finance lease payments as of December 31, 2023:

Finance
(in thousands)	Leases
2024	$820
2025	682
2026	—
2027	—
2028	—
Thereafter	—
Total undiscounted lease payments	1,502
Less present value discount	(93)
Present value of finance lease liabilities	$1,409

Note 16. Stockholders’ equity

Authorized shares

The Company's certificate of incorporation, as amended, authorized 1,000,000,000 shares of common stock having a par value of $0.01 per share and 25,000,000 shares of preferred stock having a par value of $0.01 per share.

As described in Note 1. Organization – Business combination and Note 3. Business combination, the Business Combination constituted a business combination and was accounted for using the acquisition method of accounting. In addition, a recapitalization of equity structure occurred where the equity structure of the Company reflects the equity structure of the legal parent as a result of the Business Combination, in this case the combined company named "Hut 8 Corp.", otherwise referred to as the Company. These Consolidated Financial Statements contain recasted stockholders' equity balances resulting from the retroactive application of recapitalization accounting in accordance with U.S. GAAP, except where otherwise noted. Pursuant to the terms of the Business Combination Agreement effective on November 30, 2023, stockholders of USBTC received 0.6716 of a share of the Company’s common stock for each share of USBTC capital stock. Legacy Hut shareholders received 0.2000 of a share of the Company’s common stock for each Legacy Hut common share. All previously outstanding USBTC common stock, all series of previously outstanding USBTC preferred stock, previously outstanding stock options, and previously outstanding restricted stock awards are presented in the recasted Consolidated Statements of Stockholders' equity and in the accompanying notes on an as-converted basis, converted at the ratio of 0.6716 for USBTC. Fractional shares, if any, were rounded down to the nearest whole share at a stockholder level. Fractional options, if any, were rounded down to the nearest whole option at an award level.

The retrospective application of recapitalization on all series of previously outstanding USBTC preferred stock prior to the Business Combination is as recasted in the Consolidated Statements of Stockholders' equity and was done at an exchange ratio of one share of any series of USBTC preferred stock exchanged for 0.6716 shares of the Company’s common stock, rounded down, if applicable, on a holder level based on their aggregate holdings of all USBTC shares. The retrospective application of recapitalization on previously outstanding USBTC common stock prior to the Business Combination is as follows, rounded down, if applicable, on a holder level based on their aggregate holdings of all USBTC shares:

		Shares of USBTC	USBTC common
		common stock	stock to
		prior to the	Hut 8 Corp.	Recapitalization
		Business	common stock	of
Period	Description	Combination	exchange ratio	common stock
Period from December 4, 2020 (inception) through June 30, 2021	Issuance of common stock for cash, net of common stock exchanged for Series A preferred stock	24,329,000	0.6716	16,339,333
Period from December 4, 2020 (inception) through June 30, 2021	Stock-based compensation	15,047,750	0.6716	10,106,064
Twelve months Ended June 30, 2022	Transfer of shares subject to registration to permanent equity	656,250	0.6716	440,736
Twelve months Ended June 30, 2022	Cancellation of restricted stock award	(250,000)	0.6716	(167,900)
Twelve months Ended June 30, 2022	Stock-based compensation	3,339,500	0.6716	2,242,808
Twelve months ended June 30, 2023	Issuance of common stock	2,960,000	0.6716	1,987,936
Twelve months ended June 30, 2023	Cancellation of restricted stock award	(1,441,913)	0.6716	(968,388)
Twelve months ended June 30, 2023	Stock-based compensation	1,056,162	0.6716	709,318
Six months ended December 31, 2023	Issuance of common stock for the replacement of cancelled restricted stock awards	1,441,913	0.6716	968,388
Six months ended December 31, 2023	Issuance of common stock – stock option exercises	63,298	0.6716	42,508

In September 2022, USBTC’s board of directors authorized a stock split of its common stock, par value $0.00001 per share, and its preferred stock, par value $0.00001, at a ratio of 250-for-1 (the “2022 Stock Split”) and also increased the number of shares of authorized USBTC common stock to 83,950,000, increased the number of authorized shares of USBTC Series A preferred stock to 5,275,753, increased the number of authorized shares of USBTC Series B preferred stock to 6,716,000, and increased the number of authorized shares of USBTC Series B-1 preferred stock to 2,518,500. In addition, USBTC’s board of directors increased the numbers of shares authorized for issuance in the 2021 Equity Incentive Plan to 11,677,577. As a result of the 2022 Stock Split, (i) every 1 share of the issued and outstanding USBTC common stock and USBTC preferred stock were automatically converted into 250 newly issued and outstanding shares of USBTC common stock and USBTC preferred stock, respectively, without any change in the par value per share, and (ii) the number of authorized shares of USBTC common stock and USBTC preferred stock outstanding was proportionally increased. Shares of USBTC common stock underlying outstanding stock options and other equity instruments convertible into USBTC common stock were proportionately increased and the respective exercise prices, if applicable, were proportionately decreased in accordance with the terms of the agreements governing such securities. Fractional shares, if any, resulting from the 2022 Stock Split were rounded up to the nearest whole share, and all shares of USBTC common stock and USBTC preferred stock (including fractions thereof) issuable upon the 2022 Stock Split to a given stockholder were aggregated for the purpose of determining whether the 2022 Stock Split would result in the issuance of a fractional share. Conversion terms on USBTC’s preferred stock were not changed. USBTC preferred stock converted on a one to one basis for USBTC common stock after the 2022 Stock Split.

Effective November 30, 2023, in connection with the Business Combination, all USBTC common stock and all series of USBTC preferred stock outstanding immediately before the Business Combination were converted into the Company’s common stock at an exchange ratio of 0.6716. Fractional shares, if any, were rounded down to the nearest whole share at a stockholder level.

Common stock

As mentioned in Note 3. Business combination as a part of the Business Combination, 44,346,008 shares of common stock were issued to Legacy Hut shareholders.

The recapitalization of equity structure on previously outstanding USBTC common stock prior to the Business Combination is as mentioned above in this note.

As mentioned in Note 14. Loans payable, USBTC issued 1,987,936 shares of USBTC common stock to Anchorage as part of its debt restructuring.

During December 2020 and January 2021, USBTC raised approximately $9.8 million through the issuance of 16,339,333 shares of its common stock.

Preferred stock

The recapitalization of equity structure on all series of previously outstanding USBTC preferred stock prior to the Business Combination is as mentioned above in this note.

USBTC’s articles of incorporation, as amended, authorized 5,275,753 shares of USBTC Series A preferred stock, 6,716,000 shares of USBTC Series B preferred stock, and 2,518,500 shares of USBTC Series B-1 preferred stock. Each holder of USBTC Series A, Series B, and Series B-1 preferred stock was able to convert any or all of their USBTC preferred shares into one share of USBTC’s common stock. Additionally, all outstanding shares of USBTC Series A, Series B and Series B-1 preferred stock automatically converted into shares of USBTC common stock upon either (a) the closing of a transaction which results in USBTC being a publicly traded vehicle (whether directly or as a subsidiary) based on a valuation for USBTC on its own of $200.0 million or more, or (b) the date, or upon the occurrence of an event, specified by vote or written consent of the requisite holders, as defined in USBTC’s articles of incorporation. USBTC reserved a sufficient number of shares to provide for conversion of all USBTC preferred stock outstanding. Each holder of USBTC preferred stock was entitled to vote on all matters submitted to the shareholders of USBTC. Upon liquidation, dissolution or winding up of the business of USBTC, each holder of USBTC preferred stock was entitled to receive for each share, a pro rata distribution with USBTC’s common stock, with the most senior USBTC preferred stock paid out at 100% first. In September 2022, USBTC’s board of directors also authorized 11,119,681 shares of USBTC Series C preferred stock for issuance under the 2021 Equity Incentive Plan. No shares of USBTC Series C preferred stock were issued and outstanding.

In March 2021, USBTC sold 4,146,442 shares of USBTC Series A preferred stock, $0.00001 par value for gross proceeds of $19.6 million. In March 2021, USBTC exchanged 1,055,247 of USBTC common stock certificates (USBTC Series A preferred stock documentation was not available at the time the proceeds were received) for USBTC Series A preferred stock, for gross proceeds of $5.0 million. The early investors who received the USBTC common stock certificates paid the same price as later investors who initially received the USBTC Series A preferred stock subscription agreement and other related documents. Beginning in September 2021 and continuing through October 22, 2021, USBTC sold 6,715,973 shares of USBTC Series B preferred stock, $0.00001 par value, for gross proceeds of $61.2 million. Beginning on December 24, 2021 and continuing through April 2022, USBTC sold 532,744 shares of USBTC Series B-1 preferred stock, $0.00001 par value, for gross proceeds of approximately $12.5 million. Total offering costs associated with the USBTC preferred stock offerings was approximately $0.2 million.

Shares subject to registration and recission of Series A preferred stock

During June 2021, USBTC’s management became aware that court orders against family members of two of USBTC’s now former stockholders (the “Actors”), which among other things, restrain the Actors from violating certain federal securities laws, may have precluded USBTC from relying on certain federal and state securities exemptions for the offerings since the Actors may have been deemed “promoters” based on certain of their activities in one or more of USBTC’s securities offerings. Upon analysis of each state in which shares were sold, USBTC believed that the securities sold would have qualified for the exemption from registration in all but one state had the appropriate notice and/or exemption filings been made in the applicable states. In Virginia, no exemption was available and registration would have been required. On October 26, 2021, USBTC entered into a settlement order with Virginia, conditioned on rescission offers being delivered to four investors resident in that state. USBTC completed all requirements set forth in the order. Therefore, on October 26, 2021, the USBTC shares were transferred and reclassified to permanent equity (440,736 shares of USBTC common stock and 74,043 shares of USBTC Series A preferred stock).

As a result of the identification of the above issues, on June 23, 2021, USBTC’s board of directors approved a voluntary rescission offer to be sent to each investor in each of USBTC's two common stock offerings (referred to as the “Founder’s Round” and “Seed Round”), USBTC Series A preferred stock offering (“Series A Round”) and promissory note offering to ensure stockholders and noteholders, as applicable, were made aware of the issues identified and had the opportunity to request redemption of their securities. Between June 28, 2021, and the middle of July 2021, USBTC notified all stockholders and promissory noteholders of the rescission offer.

USBTC accounted for these transactions in accordance with FASB ASC 480, Distinguishing Liabilities from Equity. In accordance with ASC 480-10-S99-3A, USBTC considered the rights of the holder as it relates to the individual instrument itself, meaning the common and preferred shares do not contain a put right for the holder. As such, based upon the analysis of the terms of the underlying/individual instrument, it was concluded the shares were not redeemable and not within the scope.

USBTC then viewed the rescission offer as a call/put option and analyzed the shares to determine if there was any value to this option. USBTC’s analyses concluded that the classes of instruments had current fair values that exceeded the rescission offer amount, and as such, the option had de minimis value.

Additionally, USBTC notified certain state regulators in the states in which stockholders and noteholders resided and in which USBTC believed there may have been compliance issues with the offer and sale of its securities.

One stockholder accepted the rescission offer and USBTC repurchased 21,155 shares of USBTC Series A preferred stock for $0.1 million in July 2021 pursuant thereto. All other stockholders rejected the offer to repurchase their shares and the period for a stockholder to exercise the repurchase right has since expired. In addition, all of the noteholders rejected USBTC’s offer to repurchase the outstanding promissory notes.

In connection with the rescission offer, the Commonwealth of Massachusetts, Office of the Secretary of the Commonwealth, Securities Division (the “Massachusetts Division”) issued a Consent Order, Docket No. E-2022-0011, on March 22, 2022 (the “Massachusetts Order”) in lieu of a hearing. The Massachusetts Order recited that the Massachusetts Division had conducted an investigation of USBTC pursuant to the Massachusetts Uniform Act, Mass. Gen. Laws c. 110A the (“Massachusetts Securities Act”) and the regulations promulgated thereunder (the “Massachusetts Regulations”), and reviewed self-reported allegations of alleged sales of unregistered securities of USBTC in the State of Massachusetts in potential violation of the Massachusetts Securities Act and Massachusetts Regulations which securities had not been determined to be exempt from registration requirements. As had been agreed and consented to by USBTC, the Massachusetts Order, among other things, required USBTC to pay an administrative fine in the amount of $1.0 million. In April 2022, USBTC paid the $1.0 million administrative fine.

Common stock warrants

In connection to the Business Combination described in Note 3. Business combination, common share warrants to purchase Legacy Hut common shares outstanding immediately before the Business Combination have been assumed by the Company pursuant to the Business Combination. The common stock purchase warrants post-Business Combination are entitled to receive upon exercise, in lieu of Legacy Hut common shares, shares of common stock of the Company at an exchange ratio of 0.2000, rounded down to the nearest whole share at a warrant agreement level if applicable, and at an exercise price of the original exercise price divided by the exchange ratio of 0.2000, rounded up to the nearest whole cent if applicable. The common stock purchase warrants include a net share settlement clause at the discretion of the warrant holder, which may result in a variable number of shares being issued for a fixed price due to the use of a certain volume-weighted average price of shares. The Company accounts for its common stock purchase warrants as equity instruments based on the specific terms of the common stock purchase warrant agreements, and has recorded them in additional paid-

in capital in equity based on their fair value on the date of assumption. Common stock purchase warrants are valued at inception, upon events such as an exercise, and at subsequent reporting periods if applicable. The classification of the common stock purchase warrants, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period. The fair value of each common stock purchase warrant is estimated on the date of issuance or assumption using the Black-Scholes pricing model.

The common stock purchase warrants assumed in the Business Combination expire on September 17, 2026.

The following table summarizes the assumptions used in the Black-Scholes pricing model on the date that the equity-classified common stock purchase warrants were assumed:

November 30,
2023
Dividend yield	—%
Expected price volatility	106%
Risk-free interest rate	4.48%
Expected term	2.8 years

Transactions involving the Company's equity-classified common stock purchase warrants are summarized as follows:

Weighted
		Weighted average	average remaining
	Number of	exercise price	contractual life
	shares	(per share)	(in years)
December 4, 2020 (inception)	—	$—	—
Outstanding as of June 30, 2021	—	—	—
Outstanding as of June 30, 2022	—	—	—
Outstanding as of June 30, 2023	—	—	—
Assumed pursuant to the Business Combination	1,895	53.45	2.8
Outstanding as of December 31, 2023	1,895	$53.45	2.8

Accumulated other comprehensive income

The changes in accumulated other comprehensive income, net of tax, is as follows:

	June 30,	Net	June 30,	Net	December 31,
(in thousands)	2022	Change	2023	Change	2023
Foreign currency translation adjustment gain	$—	$—	$—	$10,761	$10,761
Total	$—	$—	$—	$10,761	$10,761

Note 17. Stock-based compensation

The Company adopted the Rollover Option Plan in connection with the Business Combination, which is a plan that governs replacement stock options that replaced previously outstanding USBTC stock options prior to the Business Combination. The Rollover Option Plan is identical to the 2021 Equity Incentive Plan except for conforming to changes to take into account the Business Combination, namely the exchange ratio of USBTC stock options exchanged for 0.6716 stock options of the Company. Fractional stock options, if any, were rounded down to the nearest whole stock option at an award level. In addition 4,490,400 shares of common stock are authorized and registered to be issued under the Rollover Option Plan, and no further awards are available for grant under the Rollover Option Plan.

On March 16, 2021, USBTC established the 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan allowed USBTC to award stock options, stock appreciation rights, restricted awards and performance awards to employees, consultants, and directors of USBTC and its affiliates. Cancelled and forfeited awards are returned to the 2021 Plan for future awards. Pursuant to the Business Combination, the USBTC stock options outstanding under the 2021 Plan immediately before the Business Combination were exchanged for 0.6716 stock options of the Company, rounded down to the nearest whole option at an award level, with an exercise price equal to the exercise price of the replaced USBTC stock option immediately before the Business Combination divided by 0.6716, rounded up to the nearest whole cent if applicable ("USBTC Replacement Options").

In connection to the Business Combination, equity awards outstanding under Legacy Hut's, the accounting acquiree, Omnibus Long-term Incentive Plan established on February 15, 2018, as amended, (the "2018 Plan") were amended to settle in shares of the Company’s common stock, for restricted share units and deferred share units, or were cancelled under the 2018 Plan and reissued under the Company's 2023 Omnibus Incentive Plan (the "2023 Plan"), for stock options, all at an exchange ratio of 0.2000 effective November 30, 2023. The exercise price of stock options under the 2018 Plan immediately before the Business Combination was divided by the exchange ratio of 0.2000 rounded up to the nearest whole cent, if applicable, to obtain the exercise price of the reissued stock options. Fractional awards, if any, were rounded down to the nearest whole award unit at an award level. The replaced stock options are governed by the Company's 2023 Plan and the amended restricted stock units and deferred stock units are governed by the 2018 Plan with all replaced or amended awards having the same terms and conditions except otherwise noted. The 2018 Plan allowed Legacy Hut to award stock options and restricted share units to employees, consultants, service providers, and directors of Legacy Hut and its affiliates, and deferred share units to employees and directors of Legacy Hut. 1,553,254 shares of common stock have been authorized and registered to be issued under the 2018 Plan.

Effective November 27, 2023, the Company established the 2023 Plan. Under the 2023 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, deferred stock units, other stock-based awards, and stock bonuses can be granted to employees, consultants, and directors of the Company and its affiliates. Cancelled and forfeited awards are returned to the 2023 Plan for future awards. 6,065,682 shares of common stock have been authorized and registered to be issued under the 2023 Plan. As at December 31, 2023, only restricted stock units, deferred stock units, and stock options as replacements of Legacy Hut stock options have been granted under the 2023 Plan.

The Company’s stock-based compensation expense recognized during the six months December 31, 2023, twelve months June 30, 2023, twelve months ended June 30, 2022, and the period from December 4, 2020 (inception) through June 30, 2021, is included in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (loss) and is as follows:

				Period from
				December 4,
				2020
				(inception)
	Six Months Ended	Twelve Months Ended		through
(in thousands)	December 31, 2023	June 30, 2023	June 30, 2022	June 30, 2021
Restricted stock awards	$7,815	$3,123	$7,910	$10,478
Stock options	2,903	1,488	1,266	18
Restricted stock units	1,423	—	—	—
Deferred stock units	75	—	—	—
Total stock-based compensation	$12,216	$4,611	$9,176	$10,496

In November 2023, prior to the Business Combination, USBTC issued 968,388 fully vested stock awards to as replacement for previously cancelled awards. As such, the Company immediately recognized $7.8 million of stock-based compensation expense upon issuance of the awards.

Time-base restricted stock awards

In February 2023, USBTC cancelled 704,449 restricted stock awards which it had awarded on January 5, 2023 and also cancelled 263,939 restricted stock awards from other previously issued restricted stock grants, and accordingly recognized compensation expense at that time in the amount of the remaining unrecognized compensation expense for all of these awards of $0.6 million. In addition, the time-based restricted stock awards held by USBTC’s chief executive officer and chief operating officer, at the time, contain certain acceleration clauses if triggering events occur. On August 15, 2022, due to a loss of control over USBTC's board of directors, the vesting was accelerated for these awards and the remaining amount of unrecognized compensation expense associated with these awards was recognized during the fiscal year ended June 30, 2023.

On January 5, 2023 and August 9, 2022, USBTC awarded 704,449 and 4,869, respectively, time-based restricted stock awards, with an estimated fair value of $0.39 and $0.01, respectively, per share. USBTC estimated the fair value of $0.39 as of December 31, 2022 and $0.01 as of June 30, 2022, respectively, utilizing a market approach and the Guideline Public Company Method to derive an estimated equity value from publicly traded companies deemed comparable to USBTC. Once the equity value was determined, USBTC used the option pricing method to allocate fair value to USBTC’s individual securities outstanding at the time.

On October 10, 2021, USBTC awarded 395,908 time-based restricted stock awards, with an estimated fair value of $3.38 per share. USBTC estimated the fair value as of September 30, 2021, utilizing the market approach and other fair value measurement techniques such as the backsolve method, which derives the equity value for USBTC from a transaction involving USBTC’s own securities, in this case, USBTC’s Series B preferred stock offering on September 30, 2021.

From December 2020 through February 1, 2021, USBTC granted 4,491,325 restricted stock awards with an estimated fair value of $1.59 per share, which was supported by transactions with independent third parties, in the same months in which USBTC sold shares of its common stock for $1.59 per share. On March 17, 2021, USBTC, with assistance from a third-party valuation firm, estimated a fair value of $1.63 per share for 3,975,368 restricted stock awards granted on this date.

Of the restricted stock awards issued from December 4, 2020 (inception) through June 30, 2021, 6,170,157 were fully vested restricted common stock awards pursuant to consulting agreements with various parties, some of whom were related parties, including USBTC’s chief executive officer and chief operating officer, at the time, as well as several investors. These awards were not issued pursuant to the 2021 Plan. In July 2021, USBTC canceled 167,900 previously fully vested restricted stock awards for one consultant.

The assumptions used in the option pricing method and the backsolve method as of December 31, 2022, June 30, 2022, September 30, 2021, and March 17, 2021 were as follows:

	December 31,	June 30,	September 30,	March 17,
	2022	2022	2021	2021
Dividend yield	—%	—%	—%	—%
Expected price volatility	120%	120%	100%	100%
Risk-free interest rate	4.41%	2.86%	0.28%	0.29%
Expected term	2.0 years	1.5 years	2.0 years	3.0 years

A summary of USBTC’s unvested time-based restricted stock awards for the six months ended December 31, 2023, 12 months ended June 30, 2023, 12 months ended June 30, 2022, and the period from December 4, 2020 (inception) to June 30, 2021 is as follows:

		Weighted average	Aggregate
	Number of	grant-date	intrinsic
(in thousands, except share and per share amounts)	shares	fair value	value
December 4, 2020 (inception)	—	$—	$—
Granted	8,466,693	1.61
Vested	(6,170,157)	1.59	9,871
Unvested as of June 30, 2021	2,296,536	1.63	3,745
Granted	395,908	3.38
Vested	(656,153)	1.63	1,641
Unvested as of June 30, 2022	2,036,291	1.97	39
Granted	709,318	0.38
Vested	(1,777,221)	1.76	34
Cancelled	(968,388)	1.20
Unvested as of June 30, 2023	—	—	—
Unvested as of December 31, 2023	—	$—	$—

There was no remaining unrecognized compensation expense related to time-based restricted stock awards as of June 30, 2023 and for the six months ended December 31, 2023.

Performance-based restricted stock awards

For the 12 months ended June 30, 2022, USBTC had a total of 1,639,376 unvested performance-based restricted stock awards that had been issued to USBTC’s chief executive officer and chief operating officer, at the time, on March 17, 2021 that were subject to vesting upon achievement of specific market conditions. The restricted stock awards also contain certain acceleration clauses if triggering events occur. Half of these awards were subject to vesting if USBTC achieved a total company valuation equal to or greater than $1 billion and the other half of these awards were subject to vesting if USBTC achieved a total company valuation equal to or greater than $2 billion.

Additionally, as of June 30, 2022, USBTC also had a total of 923,450 unvested performance-based restricted stock awards that had been issued to its chief executive officer and chief operating officer, at the time, on October 10, 2021 that were subject to vesting if USBTC achieved 20,000 miners or more deployed and secured purchase orders totaling 6 exahash of computing power before December 31, 2022. The restricted stock awards also contain certain acceleration clauses if triggering events occur.

On August 15, 2022, due to a loss of control over USBTC’s board of directors, the vesting for all of the unvested performance-based restricted stock awards held by USBTC’s chief executive officer and chief operating officer, at the time, was accelerated and the remainder of the unrecognized compensation expense associated with these awards was recognized during the twelve months ended June 30, 2023.

On October 10, 2021, USBTC awarded 1,846,900 performance-based restricted stock awards to its chief executive officer and chief operating officer, at the time, that vested upon the achievement of two milestones as follows: i) Milestone 1 – half of the shares vested when USBTC achieved 10,000 or more miners plugged in and secured purchase orders totaling 3 exahash of computing power before December 31, 2021 and ii) Milestone 2 – the other half of the shares vested when USBTC achieved 20,000 miners or more plugged in and secured purchase orders totaling 6 exahash of computing power before December 31, 2022. Milestone 1 was achieved prior to December 31, 2021 and Milestone 2 had not been achieved as of June 30, 2022. USBTC estimated a grant date fair value of $3.38 per share for these performance-based awards utilizing the assistance of a third-party valuation firm as discussed above under ‘Time-based restricted stock awards’.

On March 17, 2021, USBTC awarded 1,639,376 performance-based restricted stock awards to the USBTC’s chief executive officer and chief operating officer, at the time, that will vest upon the achievement of specific market conditions. Half of these awards will vest if USBTC achieves a total company valuation equal to or greater than $1 billion and the other half of these awards will vest if USBTC achieves a total company valuation equal to or greater than $2 billion. USBTC estimated a grant date fair value of $0.02 per share utilizing a Monte Carlo valuation method with the assistance of a third-party valuation firm. The assumptions used in the backsolve method as of March 17, 2021 were as follows:

March 17,
2021
Dividend yield	—%
Expected price volatility	100%
Risk-free interest rate	1.63%
Expected term	10.0 years

A summary of USBTC’s unvested performance-based restricted stock awards for the six months ended December 31, 2023, twelve months ended June 30, 2023, twelve months ended June 30, 2022, and the period from December 4, 2020 (inception) to June 30, 2021 is as follows:

		Weighted average
	Number of	grant-date	Aggregate
(in thousands, except share and per share amounts)	shares	fair value	intrinsic value
December 4, 2020 (inception)	—	$—	$—
Granted	1,639,376	0.02
Vested	—	—	—
Unvested as of June 30, 2021	1,639,376	0.02	2,673
Granted	1,846,900	3.38
Vested	(923,450)	3.38	3,125
Unvested as of June 30, 2022	2,562,826	1.24	49
Vested	(2,562,826)	1.24	49
Unvested as of June 30, 2023	—	—	—
Unvested as of December 31, 2023	—	$—	$—

There was no remaining unrecognized compensation expense related to performance-based restricted stock awards as of June 30, 2023 and for the six months ended December 31, 2023.

Stock options

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Prior to the Business Combination, USBTC had been a private company and lacked publicly observable company-specific historical and implied volatility information. Therefore, expected stock volatility was estimated based on the historical volatility of a publicly traded set of peer companies. Also, due to the lack of historical exercise history, the expected term of USBTC’s stock options was determined using the “simplified” method for awards, which uses a mid-point between the vesting period and contractual term for each grant and for each vesting-tranche for awards with graded vesting. The risk-free interest rate was determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. An expected dividend yield of 0% was based on not having paid cash dividends historically and not expecting to pay cash dividends in the foreseeable future.

The majority of USBTC’s stock options vest based on service provided by the grantee to USBTC over time; however, certain stock options are also subject to a performance-based vesting condition whereby vesting will be accelerated upon the completion of an initial public offering or merger event (the “IPO Options”).

On November 30, 2023, due to the consummation of the Business Combination, USBTC accelerated a total of 763,609 unvested performance-based stocks options, which was comprised of the IPO Options and the January 2023 and February 2023 modified performance-based stock options. Accordingly, USBTC recognized $1.1 million of accelerated compensation expense as of the Business Combination closing date.

Immediately prior to the closing of the Business Combination, 6,686,123 USBTC stock options were converted into 4,490,375 USBTC Replacement Options, based on an exchange ratio of 0.6716, rounded down to the nearest whole stock option at an award level. The exercise price of the USBTC Replacement Options is equal to the exercise price of the replaced USBTC stock option immediately before the Business Combination divided by 0.6716, rounded up to the nearest whole cent if applicable. USBTC treated the exchange as a Type I modification (probable-to-probable) and measured the total incremental expense as $3.9 million for all vested and unvested stock options. The incremental expense associated with the vested awards specifically, $0.3 million, was recognized immediately upon the exchange and hence is included in compensation expense in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss) for the six months ended December 31, 2023.

As previously described in this Note, in connection to the Business Combination consummated on November 30, 2023, Legacy Hut stock options under the 2018 Plan were cancelled and reissued under the Company's 2023 Plan at a 0.2000 ratio, rounded down if applicable at a grant level. The exercise price of stock options under the 2018 Plan immediately before the Business Combination were divided by the exchange ratio of 0.2000 rounded up to the nearest whole cent, if applicable, to obtain the exercise price of the replacement stock options. 115,000 Legacy Hut stock options were cancelled under the 2018 Plan and 23,000 replacement stock options were issued under the 2023 Plan with a weighted-average exercise price of $18.41 per share. The weighted-average fair value of these replacement stock options of $7.02 per share were estimated as described in this Note with the exception of expected stock volatility where the assumption of the replacement stock options converged with the acquiree awards' (Legacy Hut stock options) as of the Business Combination consummation; all other assumptions also converged with the acquiree awards' as of the Business Combination consummation. These 23,000 replacement stock options were fully vested on the Business Combination date. As such, there is no further unrecognized compensation expense related to these replacement stock options.

In February 2023, USBTC entered into a change in control agreement with a senior executive, which modified the performance condition in 27,367 of their stock option awards. Under the modified terms, the stock options did not vest upon achievement of certain internal non-financial metrics and instead vested upon the completion of an initial public offering or merger event. USBTC determined the performance condition was not probable of being achieved both prior to and subsequent to the modification (a Type IV modification). Under US GAAP, stock compensation expense for equity awards that are conditional upon a liquidity event such as an initial public offering or merger event is not recognizable prior to the achievement of the liquidity event. As such, USBTC did not recognize any stock compensation expense for these stock options until the occurrence of an initial public offering or merger event.

In January 2023, USBTC repriced 2,122,760 outstanding stock options to an exercise price of $0.39 per share. The incremental expense of vested stock options of approximately $0.03 million was recognized upon the modification date and the incremental expense of unvested stock options of $0.1 million will be recognized over the remaining vesting period of the awards.

In January 2023, USBTC entered into change in control agreements with two senior executives that amended the vesting requirement of certain of their service-based stock options. Under the terms of the amended agreements, an acceleration provision was added for all unvested service-based stock options whereby immediate vesting would occur upon the consummation of the Business Combination. USBTC determined the performance condition was probable of being achieved both prior to and subsequent to the modification and accounted for these changes as a Type I modification (probable-to-probable). As the modification only resulted in the acceleration of service-based vesting and did not involve any other changes, there was no incremental fair value to recognize as additional compensation expense as at the modification date and accordingly no incremental compensation expense required to be recognized.

Additionally, on January 3, 2022, USBTC modified the former chief financial officer's stock option award to allow for the conditional vesting of the first tranche of 79,752 stock options upon the occurrence of an initial public offering or merger event and the former chief financial officer’s continued service as an advisor to USBTC through such initial public offering or merger event. These stock options would have vested in July 2022 had the former chief financial officer’s employment continued until such time. At the time of the modification, USBTC reversed approximately $0.1 million of stock-based compensation expense recognized on the original unvested stock option award and estimated a grant date fair value for the modified award of approximately $0.9 million, which will not be recognized as stock-based compensation expense by USBTC until the occurrence of an initial public offering or merger event.

The following assumptions were used in determining the fair value of the Company's stock options under the 2023 Plan and USBTC Replacement Options during the six months ended December 31, 2023. In addition, the following assumptions were used in determining the fair value of USBTC stock options pre-Business Combination for the 12 months ended June 30, 2023, 12 months ended June 30, 2022, and the period from December 4, 2020 (inception) to June 30, 2021:

Period from
December 4,
2020
(inception)
	Six Months Ended	Twelve Months Ended		through
	December 31, 2023	June 30, 2023	June 30, 2022	June 30, 2021
Dividend yield	—%	—%	—%	—%
Expected price volatility	100% – 115%	100%	96.5% – 100%	100%
Risk free interest rate	3.64% – 5.16% %	2.86% – 3.90%	0.65% – 2.44%	0.80% – 1.27%
Expected term (in years)	4.6 – 8.2	5.0 – 8.0	5.0 – 8.2	5.5 – 7.0

As of December 31, 2023 there were 3,155,683 unvested service-based options.

A summary of stock options is below:

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of June 30, 2021	—	$—	$—	—
Granted	81,935	1.68
Forfeited or canceled	—	—
Outstanding as of June 30, 2021	81,935	1.68	—	9.7
Granted	2,032,754	2.72
Forfeited or canceled	(398,426)	1.65
Outstanding as of June 30, 2022	1,716,263	2.93	—	9.3
Granted	2,955,365	0.76
Forfeited or canceled	(136,358)	1.44
Outstanding as of June 30, 2023	4,535,270	0.39	—	9.0
Granted	—	—
Granted pursuant to the Business Combination	23,000	18.41
Exercised	(42,508)	0.39	326
Forfeited or canceled	(2,387)	0.39
Outstanding as of December 31, 2023	4,513,375	$0.48	$58,150	8.8
Vested and exercisable as of December 31, 2023	1,357,692	$0.70	$17,284	8.1

The Company had approximately $3.5 million of total unrecognized compensation expense related to stock options granted under the Rollover Option Plan as of December 31, 2023, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.0 years. The Company had no further remaining unrecognized compensation expense related to stock options granted under the 2023 Plan as of December 31, 2023.

The weighted average grant-date fair value of stock options was as follows: $7.02 per share, $0.26 per share, $2.49 per share, $1.28 per share for the six months ended December 31, 2023, 12 months ended June 30, 2023, 12 months ended June 30, 2022, and the period from December 4, 2020 (inception) to June 30, 2021, respectively.

Restricted stock units

Restricted stock units granted under the 2023 Plan, and those governed under the 2018 Plan that are settleable in shares of common stock of the Company, entitle recipients to receive a number of shares of the Company's common stock over a vesting period, as per each respective restricted stock unit agreement. At the Company's discretion, restricted stock units may be settled in shares of common stock or cash in lieu of settling in shares or a combination of shares of common stock and cash, and the Company currently does not intend to settle any restricted stock units in cash or in a combination of shares of common stock and cash.

Stock-based compensation expense related to share-settled restricted stock units is based on the fair value of the Company’s common stock on the date of grant for restricted stock units under the 2023 Plan. For restricted stock units under the 2018 Plan, the stock-based compensation expense is based on the fair value of the Company's common stock on the date of the Business Combination's consummation. The Company recognizes stock-based compensation expense associated with such share-settled restricted stock unit awards on a graded basis over the award's service-based vesting tranches. Share-settled restricted stock unit awards granted up to December 31, 2023 vest in equal annual installments over a three-year period (unless accelerated in connection with a change in control event under specified conditions as set forth in the applicable restricted stock unit agreement or otherwise in accordance with provisions of the award's governing plan or applicable agreement).

The following table presents a summary of the activity of the service-based restricted stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in thousands, except share and per share amounts)	units	fair value	intrinsic value
December 4, 2020 (inception)	—	$—	$—
Unvested as of June 30, 2021	—	—	—
Unvested as of June 30, 2022	—	—	—
Unvested as of June 30, 2023	—	—	—
Granted	502,806	12.16
Assumed pursuant to the Business Combination	1,466,066	9.50
Vested	(412,859)	9.50	4,193
Forfeited	(1,666)	9.50
Unvested as of December 31, 2023	1,554,347	$10.36	$20,735

The Company had approximately $10.0 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan and 2018 Plan that are settleable in shares of common stock of the Company as of December 31, 2023, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.2 years.

Deferred stock units

Deferred stock units granted under the 2023 Plan, and those governed under the 2018 Plan that are settleable in shares of common stock of the Company, entitle recipients to receive a number of shares of the Company's common stock over a vesting period if applicable, as per each respective deferred stock unit agreement. At the Company's discretion, deferred stock units may be settled in shares of common stock or cash in lieu of settling in shares or a combination of shares of common stock and cash, and the Company currently does not intend to settle any deferred stock units in cash or in a combination of shares of common stock and cash.

Stock-based compensation expense related to share-settled deferred stock units is based on the fair value of the Company’s common stock on the date of grant for deferred stock units under the 2023 Plan. For deferred stock units under the 2018 Plan, the stock-based compensation expense is based on the fair value of the Company's common stock on the date of the Business Combination's consummation. The Company recognizes stock-based compensation expense associated with such share-settled deferred stock unit awards on a graded basis over the award's vesting tranches. Share-settled deferred stock unit awards granted to date are granted in vested state and can only be settled for shares of common stock of the Company upon the participant's departure from the Company.

The following table presents a summary of the activity of the deferred stock units:

Weighted average
	Number of	grant-date	Aggregate
(in thousands, except share and per share amounts)	units	fair value	intrinsic value
December 4, 2020 (inception)	—	$—	$—
Unvested as of June 30, 2021	—	—	—
Unvested as of June 30, 2022	—	—	—
Unvested as of June 30, 2023	—	—	—
Assumed pursuant to the Business Combination – in vested state	86,189	9.50
Granted and vested	5,615	13.34
Vested as of December 31, 2023	91,804	$9.73	$1,225
Unvested as of December 31, 2023	—	$—	$—

There was no remaining unrecognized compensation expense related to deferred stock units as of December 31, 2023.

Subsequent awards

In February 2024, the Company awarded 314,029 service-based restricted stock units under its 2023 Plan to certain employees with a grant date fair value of $7.82 per unit. These restricted stock units vest in equal annual installments over a three-year period.

In March 2024, the Company awarded 121,158 service-based restricted stock units under its 2023 Plan to its non-employee directors with a grant date fair value of $9.88 per unit. These restricted stock units vest on the date of the 2024 annual general meeting of the stockholders of the Company.

Performance stock units granted under the 2023 Plan entitle recipients to receive a number of shares of the Company’s common stock based on performance and service conditions as per each respective performance stock unit agreement. In March 2024, the Company awarded 1,293,626 market-based performance stock units to certain employees, including to its chief executive officer and chief strategy officer. These market-based performance stock units vest three years from grant date and if the Company’s stock price, on a basis of the highest volume-weighted average stock price of the Company over a 20 consecutive trading day period, exceeds the Company’s 20 immediately proceeding consecutive trading day volume-weighted average stock price as of grant date during a certain measurement period within the vest period by at least 50% or at least 100%, then the percentage of performance stock units eligible to vest is 100% or 200%, respectively. The measurement period is from the period commencing on March 26, 2025 and ending on March 26, 2027. Any performance stock units that become eligible to vest as per their respective agreements will vest as of March 26, 2027. These market-based performance stock units do not have interpolation conditions on the percentage of units that are eligible to vest. As of the date of these consolidated financial statements, the Company is determining the grant date fair value of these market-based performance stock units.

Note 18. Net income (loss) per share of common stock

Basic and diluted net income (loss) per share attributable to common stockholders is computed in accordance to Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Net income (loss) per share of common stock. In addition, as mentioned in Note 16. Stockholders' equity, a recapitalization of equity structure occurred and these consolidated financial statements contain recasted stockholders' equity balances resulting from the retroactive application of recapitalization accounting in accordance with U.S. GAAP. As such, the net income (loss) per share of common stock computations below for current and historical periods reflect the retroactive application of recapitalization.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share of common stock as their inclusion would have been anti-dilutive:

				Period from
				December 4,
				2020
				(Inception)
	Six Months Ended	Twelve Months Ended		through
	December 31, 2023	June 30, 2023	June 30, 2022	June 30, 2021
Unvested restricted stock awards (1)	—	—	4,599,117	3,935,912
Stock options	23,000	4,535,270	1,716,263	81,935
Restricted stock units	454,774	—	—	—
Warrants	1,895	—	—	—
Total	479,669	4,535,270	6,315,380	4,017,847

(1) Total common shares outstanding are inclusive of unvested restricted stock awards. The computation of basic net income (loss) per share excludes unvested restricted stock awards.

The following is a reconciliation of the denominator of the basic and diluted net income (loss) per share of common stock computations for the periods presented:

				Period from
				December 4,
				2020
				(Inception)
	Six Months Ended	Twelve Months Ended		through
(in thousands, except share and per share amounts)	December 31, 2023	June 30, 2023	June 30, 2022	June 30, 2021
Numerator:
Net income (loss)	$6,208	$(65,611)	$(31,803)	$(9,084)
Denominator:
Weighted average shares of common stock outstanding – basic	51,268,013	41,471,593	33,900,145	21,452,996
Dilutive impact of outstanding equity awards	4,004,597	—	—	—
Weighted average shares of common stock outstanding – diluted	55,272,610	41,471,593	33,900,145	21,452,996
Net income (loss) per share of common stock:
Basic (1)	$0.12	$(1.58)	$(0.94)	$(0.42)
Diluted (2)	$0.11	$(1.58)	$(0.94)	$(0.42)

(1) Calculated as net income (loss) divided by weighted average shares of common stock outstanding – basic

(2) Calculated as net income (loss) divided by weighted average shares of common stock outstanding – diluted

Note 19. Income taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

				Period from
				December 4, 2020
	Six Months Ended	Twelve Months Ended		(Inception) through
	December 31,	June 30,	June 30,	June 30,
(in thousands)	2023	2023	2022	2021
United States	$(26,024)	$(66,809)	$(26,734)	$(11,181)
Foreign	31,811	—	—	—
Total	$5,787	$(66,809)	$(26,734)	$(11,181)

The components of the (provision) benefit for income taxes consists of:

				Period from
				December 4, 2020
	Six Months Ended	Twelve Months Ended		(Inception) through
	December 31,	June 30,	June 30,	June 30,
(in thousands)	2023	2023	2022	2021
Current
Federal	$(424)	$(174)	$—	$—
State	—	(146)	—	—
Foreign	—	—	—	—
Total current	(424)	(320)	—	—

Deferred
Federal	$845	$1,518	$(4,619)	$1,647
State	—	—	(450)	450
Foreign	—	—	—	—
Total deferred	845	1,518	(5,069)	2,097

Total income tax benefit (provision)	$421	$1,198	$(5,069)	$2,097

A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective tax rate is as follows (in percentages):

				Period from
				December 4,
	Six Months Ended	Twelve Months Ended		(Inception) through
	December 31,	June 30,	June 30,	June 30,
	2023	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	—	(0.2)	(1.0)	5.7
Permanent differences	16.4	(0.1)	(0.7)	0.0
Stock based compensation	9.4	(2.3)	0.4	(8.0)
Non-taxable portion of gains on digital asset	(72.2)	0.0	0.0	0.0
Foreign earnings taxed at a higher rate	24.7	0.0	0.0	0.0
Return to provision adjustments	—	0.0	(0.6)	0.0
Change in valuation allowance	(6.7)	(16.6)	(37.7)	0.0
Effective tax rate	(7.4)%	1.8%	(18.6)%	18.7%

The following table summarizes the components of deferred tax:

	Six Months Ended	Twelve Months Ended
	December 31,	June 30,	June 30,
(in thousands)	2023	2023	2022
Deferred tax assets
Finance and operating lease obligation	$4,321	$339	$590
Operating tax losses carried forward	57,718	16,251	23,283
Share issuance costs	2,576	—	—
Prepaid expense	1,386	—	—
Capital tax losses carried forward	7,259	5,465	—
Equity in earnings of unconsolidated joint venture	3,702	779	—
Interest	10,088	8,185	1,835
Stock based compensation	884	428	1,136
Accrued severance	76	—	—
Intangible assets, net	379	—	—
Property and equipment, net	11,957	1,857	94

Subtotal of assets	$100,346	$33,304	$26,938

Deferred tax liabilities
Property and equipment, net	(7,156)	(10,311)	(17,800)
Operating lease right-of-use asset	(4,179)	(136)	(577)
Goodwill	(313)	—	—
Digital assets	(15,475)	—	—
Capital loan	(65)	—	—

Subtotal of liabilities	$(27,188)	$(10,447)	$(18,377)

Total deferred tax liability	73,158	22,857	8,561
Valuation allowance	(73,767)	(24,311)	(11,533)

Net deferred tax liability	$(609)	$(1,454)	$(2,972)

As of December 31, 2023, the Company has U.S. Federal net operating loss (NOLs) carryforwards of $69,305. These NOLs are carried over indefinitely but utilization is subject to an 80% taxable income limitation. As of December 31, 2023, the Company has U.S. Federal capital loss carryforwards of $25,787. These capital losses begin to expire in tax year 2026. The Company has foreign non capital losses of $179,261 that expire between 2032 and 2043.

As of December 31, 2023, tax years 2020 and forward were subject to examination by the Internal Revenue Service ("IRS"), by the various state taxing jurisdictions, and by the Canadian Revenue Agency (“CRA”) in which the Company is subject to tax. As of December 31, 2023, the Company was not subject to any federal, state or Canadian income tax audits.

Uncertain Tax Positions:

The Company does not have any unrecognized tax benefits.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the six months ended December 31, 2023 and years ended June 30, 2022 and 2021. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates on a calendar year basis. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from inception. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

Note 20. Concentrations

The Company has only mined Bitcoin as of December 31, 2023, June 30, 2023, and June 30, 2022. Therefore, 100% of the Company’s mining revenue is related to one digital asset. The Company had two mining pool operators as of December 31, 2023, and three mining pool operators as of June 30, 2023, and June 30, 2022.

Note 21. Related party transactions

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. This includes equity method investment entities. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all known related party transactions.

The Company provides services to TZRC, an equity method investment entity (refer to Note 9. Investment in unconsolidated joint venture for additional information on the equity method investment entity), in exchange for fees under a PMA.

In August 2023, prior to the completion of the Business Combination Agreement, a subsidiary of USBTC entered into a consulting agreement with a subsidiary of Legacy Hut, in which the USBTC subsidiary would provide consulting services related to management of certain Legacy Hut digital asset mining sites in exchange for a fixed monthly fee. Total revenue recognized until the effectiveness of the Business Combination Agreement was approximately $0.6 million as in included within Managed Services on the Consolidated Statements of Operations and Comprehensive Income.

Note 22. Commitments and contingencies

Commitments

Purchase agreements

In October 2023, the Company’s board of directors determined to expand the Company’s business by entering the AI infrastructure market through its initial purchase order of AI equipment for an aggregate purchase price of approximately $40.0 million. The purchase order is subject to customary terms and conditions, including a limited cancellation option by the Company prior to the commencement of the AI equipment production. The Company is currently evaluating alternatives to finance the purchase price of the AI equipment.

Legal and regulatory matters

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying Consolidated Statements of Operations. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that, any material loss, if any, will result from any claims, lawsuits and proceedings to which the Company is subject to either individually, or in the aggregate.

Litigation with North Bay facility power provider and leasehold provider

On January 25, 2023, Hut 8 Mining Corp. filed a statement of claim in the Ontario Superior Court of Justice against Validus Power Corp. and Bay Power Corp. as defendants. Hut 8 Mining Corp.’s statement of claim included that defendants failed to meet obligations under a power purchase agreement between the parties. On February 21, 2023, the Company announced that it received a statement of defense and counterclaim. Completion of the Far North Transaction on February 15, 2024, whereby the assets of Validus Power Corp. were acquired by the Company, has resulted in the full and final resolution of all litigation claims and counterclaims made between Hut 8 Mining Corp. and Validus Power Corp.

City of Niagara Falls, New York Lawsuit

On November 18, 2022, the City of Niagara Falls, New York (“the City”), filed a lawsuit claiming the Company violated one of its newly enacted laws. The City also applied for a preliminary injunction to shut down the Company’s operation and also applied for and received a temporary restraining order which ordered the shutdown of the Company’s Niagara Falls operation, pending a hearing on its application. On January 25, 2023 the Company was additionally assessed a fine by the City. In March 2023, a tentative settlement was reached with the City. On April 5, 2023, the City voted to ratify the tentative settlement and the lawsuit was rescinded. All costs associated with the settlement have been included in the Company’s records as of December 31, 2023.

Lancium, LLC Lawsuit

On May 11, 2023, Lancium, LLC (“Lancium”) filed a lawsuit claiming the Company infringed upon a number of its patents and sought unspecified compensatory damages, treble damages and attorney’s fees and costs. On January 16, 2024, the lawsuit by Lancium was dismissed without prejudice.

Legal Settlement

The Company became a plaintiff in a malpractice lawsuit in September 2021. In April 2023, the Company settled the lawsuit for a gross amount of $3.1 million. In May 2023, the Company received approximately $1.5 million, net of legal fees, which is recorded in Costs and expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the twelve months ended June 30, 2023.

Securities Litigation

In February and March 2024, two purported securities class actions were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers. The complaints alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.

In February and March 2024, shareholder derivative suits were filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the Southern District of Florida against the Company, its directors and certain of its current and former officers, alleging breach of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the Exchange Act, including Section 10(b). The Company disputes the claims in this case and intends to vigorously defend against them.

Based on the preliminary nature of these proceedings, the outcome of these matters remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

Note 23. Subsequent events

The Company has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Consolidated Financial Statements were available to be issued. Except as described above and below, the Company has concluded no other subsequent events have occurred that requires disclosure.

Termination and transition agreement

On January 30, 2024, the Company entered into a Termination and Transition Agreement with the new owners of two of the Company’s managed services sites in Kearney, Nebraska and Granbury, Texas (the “Termination Agreement”). The Termination Agreement includes a $13.6 million payment to be made to the Company in connection with the termination of the PMAs at the two sites. Under the Termination Agreement, the Company will continue to provide managed services and conduct self-mining activities at the two sites through April 30, 2024 and the $13.6 million termination fee will be paid within 30 days of the termination date.

Drumheller site closure

On March 6, 2024, the Company announced the closure of its Drumheller site in Alberta, Canada, with the intention to relocate efficient miners to its Medicine Hat, Canada site, and retire inefficient miners from operations. The Company will maintain its lease at the site to maintain the option of re-energizing the site if market conditions improve.

TZRC LLC & Subsidiaries Consolidated Financial Report

For the Years Ended December 31, 2023 and 2022

Certified Public Accountants and Business Consultants

INDEPENDENT AUDITOR'S REPORT

To the Members ofTZRC LLC and its subsidiaries

Opinion

We have audited the accompanying consolidated financial statements of TZRC LLC (a Delaware Limited Liability Company) and its subsidiaries ("the Company"), which comprise the balance sheets as ofDecember 31, 2023 and 2022, the related consolidated statements of income, members' equity and cash flows for each ofthe years then ended, and the related notes to the consolidated financial statements (collectively, the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial pos1t1on of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States ofAmerica.

Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Our responsibilities under those standards are further described in the Auditor's Responsibilities for the Audit ofthe Financial Statements section ofour report. We are required to be independent ofthe Company and to meet our other ethical responsibilities in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

ln preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are available to be issued.

Auditor's Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor's report that includes our opinion. Reasonable assurance is a high level ofassurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with generally accepted auditing standards will always detect a material misstatement when it exists. The risk ofnot detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements.

In performing an audit in accordance with generally accepted auditing standards, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.
●	Identify and assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.
●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, no such opinion is expressed.
●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.
●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control related matters that we identified during the audit.

Deer Park, Illinois, United States of America March 6, 2024

21925 Field Parkway, Suite 240 Deer Park, IL 600/0 Tel: 847-726-8/00 Fx: 847-726·6770 www.soldinger.com

TZRC LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands)

X

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$39,505	$28,622
Accounts receivable, net	6,603	1,989
Prepaid expenses	519	516
Renewable energy credit deposit	4,968	—
Other current assets	3,502	—
Total current assets	55,097	31,127

Deposits	33,900	33,900
Right-of-use assets	590	639
Property and equipment, net	159,865	220,258
Total assets	$249,452	$285,924

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,144	$12,187
Deferred revenue and customer deposits, short-term	19,805	14,040
Lease liability, short-term	21	17
Total current liabilities	36,970	26,244

Deferred revenue, long-term	17,153	17,153
Lease liability, long-term	359	381
Total liabilities	54,482	43,778

Commitments and contingencies (Note 11)

Members’ equity	194,970	242,146
Total liabilities and members’ equity	$249,452	$285,924

See Accompanying Notes to Consolidated Financial Statements.

TZRC LLC and Subsidiaries

Consolidated Statements of Income

(In thousands)

X

	Fiscal Year Ended
	December 31,
	2023	2022
Revenues
Revenue - crypto asset mining	$36,919	$9,494
Revenue - hosting	108,701	32,519
Total revenues, net	145,620	42,013

Costs and expenses (income):
Cost of revenues (exclusive of depreciation and amortization shown below)	70,590	24,868
General and administrative	3,952	501
Depreciation and amortization	60,967	16,470
Total costs and expenses	135,509	41,839
Total operating income	10,111	174

Other income (expense)
Loss on sale of fixed assets	—	(33)
Interest income	413	—
Other income	—	4
Total other income (expense)	413	(29)
Net income	$10,524	$145

See Accompanying Notes to Consolidated Financial Statements.

TZRC LLC and Subsidiaries

Consolidated Statements of Members' Equity

(In thousands)

X

	Fiscal Year Ended
	December 31,
	2023	2022
Beginning balance	$242,146	$—
Issuance of members’ capital	—	242,001
Member distributions	(57,700)	—
Net income	10,524	145
Ending balance	$194,970	$242,146

See Accompanying Notes to Consolidated Financial Statements.

TZRC LLC and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

X

	Fiscal Year Ended
	December 31,
	2023	2022
Operating Activities
Net income	$10,524	$145
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,967	16,470
Amortization of operating lease right-of-use assets	49	20
Loss on disposal of fixed assets	—	33
Crypto assets received from mining activities, net	(36,919)	(9,494)
Impairment of crypto assets	473	125
Realized gain on disposal of crypto assets	(473)	(125)
Proceeds from sale of crypto assets, net	36,919	9,494
Changes in operating assets and liabilities:
Accounts receivable, net	(4,614)	(1,989)
Prepaid expenses	(3)	(516)
Renewable energy credit deposit	(4,968)	—
Other current assets	(3,502)	—
Deposits	—	(33,900)
Accounts payable and accrued expenses	4,957	11,943
Deferred revenue	5,765	31,193
Lease liability	(17)	(261)
Net cash provided operating activities	69,158	23,138

Investing Activities
Purchase of property and equipment	(575)	(215,244)
Proceeds from the sale of property and equipment	—	58
Net cash used in investing activities	(575)	(215,186)

Financing Activities
Capital contribution from the members	—	220,670
Member distributions	(57,700)	—
Net cash (used in) provided by financing activities	(57,700)	220,670

Net change in cash	10,883	28,622
Cash – beginning of period	28,622	—
Cash – end of period	$39,505	$28,622

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment in accounts payable	$—	$244
Non-cash capital contributions from the members	$—	$21,331
Right-of-use assets obtained in exchange for opertaing lease liabilities	$—	$659

See Accompanying Notes to Consolidated Financial Statements.

TZRC LLC and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Operations

Organization

TZRC LLC (the “Company”, “TZRC”) was formed as a joint venture by and between the joint venture members (“members”) on November 24, 2021, pursuant to the provisions of the Delaware Act, upon the filing of the Certificate of Formation with the Secretary of State, but did not commence operations until the first quarter of 2022.

The Company’s wholly owned operating subsidiaries are TZRC King Mountain LLC, which was incorporated in the state of Delaware on December 7, 2021, and provides hosting services at the Company’s data center, and TZRC Mining LLC, which was incorporated in the state of Delaware on March 16, 2022, and self-mines cryptocurrency.

Nature of Operations

The Company is an early stage operator of vertically integrated cryptocurrency mining and power facilities and building a vertically integrated mining company that both self-mines and provides hosting services to customers who do not have access to the same infrastructure for their mining equipment. Accordingly, the Company engages in developing, constructing, installing, owning, financing, renting and operating one or more modular data centers located on or near renewable power sources for high latency applications including cryptocurrency mining and providing hosting services to entities engaged in high latency applications, including cryptocurrency mining.

The Company employs a vertically integrated mining strategy whereby it mines bitcoin (“BTC”) for its own account (“self-mining”), and provides mining hosting services, infrastructure, and related solutions (“hosting”) primarily for large institutional cryptocurrency miners. The Company began self-mining and hosting operations in August 2022 and derives all of its revenue from self-mining, third-party hosting fees and pass through of electricity provided by the Company.

The Company operates its data center in McCamey, Texas. As of December 31, 2023 and 2022, the Company had installed and is operating approximately 278.2MW of power capacity and 8.0 EH/s of hash rate including self-mining and customer usage.

Cryptocurrency Mining

TZRC’s cryptocurrency mining operations primarily consists of cryptocurrency mining equipment that is deployed at its data centers located in McCamey, Texas, operated by a related party to make computing power available to mining pool operators for the purpose of solving complex cryptographic algorithms in support of the Bitcoin blockchain in a process known as “solving a block”.

The Company operates its cryptocurrency mining operation using specialized computers equipped with application- specific integrated circuit (“ASIC”) chips, known as “miners”, to provide computing power to mining pool operators in exchange for cryptocurrency rewards, BTC. The Company participates in “mining pools” organized by “mining pool operators” in which it shares its mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn cryptocurrency rewards (BTC). The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, records how much hash rate each participant contributes to the pool, and assigns cryptocurrencies determined by a theoretical (statistically determined) pool rewards amount among its participants in proportion to the hash rate each participant contributed to the pool, regardless of whether the mining pool solved the block.

Generally speaking, mining operators with greater hashing power relative to other miners attempting to solve a block have a higher chance of solving the block and receiving a cryptocurrency award. Further, as the market price for BTC has increased, the Company has observed generally that the relative number of miners and the total hashing power deployed

TZRC LLC and Subsidiaries

Notes to Consolidated Financial Statements

on the BTC blockchain has also increased. Accordingly, the Company seeks to increase its hashing power capacity relative to the total hashing power devoted to the BTC blockchain by acquiring and deploying increasing numbers of the latest generation of more powerful and energy-efficient miners.

The Company operates the Antminer model S19j Pro series of miners manufactured by Bitmain Technologies, Ltd. (“Bitmain”), which use ASIC chips designed around the 256-bit secure hashing algorithm SHA-256 used by the Bitcoin blockchain. As of December 31, 2023, the Company had deployed a total of approximately 18,000 Antminer model S19j Pro miners in its mining operations, all of which were purchased during 2022.

Hosting

The Company also provides hosting services on behalf of its third-party customers using miners of varying models, types and manufacturers. The Company installs miners owned by third parties at its data centers and provides ongoing hosting services, including security (physical and cyber), power, internet connectivity, cooling, ventilation, maintenance and inventory management relating to the operation of those miners. The Company hosts approximately seventy thousand miners owned by its one hosting services customer.

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation and Consolidation

The accompanying audited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of entities in which the Company has a controlling interest (“subsidiaries”). All significant intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include estimates associated with revenue recognition, determining the useful lives and recoverability of long-lived assets and impairment analysis of cryptocurrencies

It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ significantly from those estimates.

Related Party Transactions

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all significant related party transactions.

See Note 10 for a description of service agreements and transactions entered into with related parties as of December 31, 2023 and 2022.

TZRC LLC and Subsidiaries

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The Company accounts for financial instruments under ASC 820, Fair Value Measurement (“ASC 820”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

●	Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and
●	Level 3 — assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments.

The Company determines the fair value of cryptocurrencies on a nonrecurring basis for purposes of impairment testing in accordance with ASC 820, based on Level 1 inputs; namely, quoted prices in an active trading platform for bitcoin. The Company did not hold any material balance of cryptocurrencies as of December 31, 2023 and 2022.

Cash

Cash consists of cash on hand placed with banks or other financial institutions, which are unrestricted as to withdrawal or use that are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000 per account. The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents as of December 31, 2023. The Company maintains deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. The Company, to date, has not experienced any losses on these deposits.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model under ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Assets, and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased.

TZRC LLC and Subsidiaries

Notes to Consolidated Financial Statements

Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. For the year ended December 31, 2023, there was no bad debt expense recognized and there was no allowance for doubtful accounts necessary.

Cryptocurrencies

BTC is awarded to the Company through its self-mining activities (See Note 3).

Pursuant to an agreement with the Company’s preferred cryptocurrency trading platform, all BTC obtained through the Company’s mining operation is automatically transferred to and through the trading platform for auto-liquidation upon receipt. Therefore, the Company does not maintain a material balance of BTC at the end of any day. If BTC was held, it would be accounted for as intangible assets with indefinite useful lives under ASC 350-30. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. The Company determines the fair value of its cryptocurrencies on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active trading platform that the Company has determined is its principal market for BTC (Level 1 inputs).

The Company performs an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of the cryptocurrency on the active trading platform, indicate that it is more likely than not that its cryptocurrencies are impaired. For impairment testing purposes, the lowest intra-day trading price of the cryptocurrencies is identified at the divisible fraction of Bitcoin level. The excess, if any, of the carrying amount of Bitcoin and the lowest daily trading price of Bitcoin represents a recognized impairment loss. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company held an immaterial amount of less than 1.0 BTC as of December 31, 2023.

BTC awarded to the Company through its mining activities are included as adjustments to reconcile net income to cash used in operating activities on the accompanying consolidated statements of cash flows. The proceeds from sale of cryptocurrencies are included within operating activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in operating income (expense) in the consolidated statements of operations. The Company accounts for its sales of cryptocurrencies in accordance with the first in first out method of accounting.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets and after taking into account their estimated residual value, if any, as follows:

Useful Life (Years)
Computer equipment	3
Miners	3
Containers	5
Furniture and fixtures	5
Machinery & equipment	5
Leasehold improvements(1)	Lease Term
Buildings	30
Construction in progress	N/A

(1) The depreciation life for leasehold improvements is the lesser of the estimated useful life of the addition (10 years) or the term of the related lease.

Depreciation expense commences once the assets are placed in service.

TZRC LLC and Subsidiaries

Notes to Consolidated Financial Statements

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term. Construction in progress for leasehold improvements is carried at cost less any recognized impairment loss. Cost primarily consists of electrical infrastructure for the Company’s data centers. Construction in progress is transferred to the category of leasehold improvements when completed and ready for intended use. The depreciation of these assets, as well as other properties, begins when the assets are ready for use.

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss, calculated as the difference between the net sales proceeds and the carrying amount of the relevant assets, is reflected in other income (expense), net in the consolidated statements of operations.

Maintenance and repair expenditures are expensed as incurred, while major improvements that increase functionality of the asset are capitalized and depreciated ratably to expense over the identified useful life.

Impairment of Property and Equipment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (asset groups) may not be fully recoverable. The asset (asset groups) to be held and used that is subject to impairment review represents the lowest level of identifiable cash flows that are largely independent of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered unrecoverable, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Factors the Company considers that could trigger an impairment include, but are not limited to, the following: significant reduction in the trading price of the dominant mined cryptocurrency for an extended period, significant changes in the manner of our use of the acquired assets or the strategy for the Company’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, significant technological changes which could render the mining equipment or electrical infrastructure assets obsolete. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded in income from continuing operations before income taxes in the consolidated statements of operations. No triggering events or circumstances occurred during the year ended December 31, 2023 that required the Company to test for impairment.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

TZRC LLC and Subsidiaries

Notes to Consolidated Financial Statements

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

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The standalone selling price is the price at which the Company would sell a promised service separately to a customer. The relative selling price for each performance obligation is estimated using observable objective evidence if it is available. If observable objective evidence is not available, the Company uses its best estimate of the selling price for the promised service. In instances where the Company does not sell a service separately, establishing a standalone selling price requires significant judgment. The Company estimates the standalone selling price by considering available information, prioritizing observable inputs such as historical sales, internally approved pricing guidelines and objectives, and the underlying cost of delivering the performance obligation. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Management judgment is required when determining the following: when variable consideration is no longer probable of significant reversal (and hence can be included in revenue); whether certain revenue should be presented gross or net of certain related costs; when a promised service transfers to the customer; and the applicable method of measuring progress for services transferred to the customer over time.

The Company elected the optional exemption under ASC 606-10-50-14(b) to not disclose the transaction price allocated to remaining performance obligations that are part of a contract that has an original expected duration of one year or less.

Cryptocurrency mining

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

In exchange for providing hash computation services, which represents the Company’s only performance obligation, the Company is entitled to noncash consideration in the form of cryptocurrency, calculated under one of two payout methods, depending on the mining pool. The payout method used by the mining pools in which the Company participated is the Full

TZRC LLC and Subsidiaries

Notes to Consolidated Financial Statements

Pay Per Share (“FPPS, which contains three components, (1) a fractional share of the fixed cryptocurrency award from the mining pool operator (referred to as a “block reward”), (2) transaction fees generated from (paid by) blockchain users to execute transactions and distributed (paid out) to individual miners by the mining pool operator, and (3) mining pool operating fees retained by the mining pool operator for operating the mining pool. The Company’s total compensation is calculated using the following formula: the sum of the Company’s share of (a) block rewards and (b) transaction fees, less (c) mining pool operating fees.

(1)	Block rewards represent the Company’s share of the total amount of block subsidies that are expected to be generated on the bitcoin network as a whole. The block reward earned by the Company is calculated by dividing (a) the total amount of hashrate the Company provides to the mining pool operator, by (b) the total bitcoin network’s implied hashrate (as determined by the bitcoin network difficulty), multiplied by (c) the total amount of block subsidies that are expected to be generated on the bitcoin network as a whole. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool.
(2)	Transaction fees refer to the total fees paid by users of the network to execute transactions. Under FPPS, the Company is entitled to a pro-rata share of the total amount of transaction fees that are actually generated on the bitcoin network as a whole. The transaction fees paid out by the mining pool operator to the Company is calculated by dividing (a) the total amount of transaction fees that are actually generated on the bitcoin network as a whole, by (b) the total amount of block subsidies that are actually generated on the bitcoin network as a whole, multiplied by (c) the Company’s block rewards earned as calculated in (1) above. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool.
(3)	Mining pool operating fees are charged by the mining pool operator for operating the mining pool as set forth on a rate schedule to the mining pool contract. The mining pool operating fees reduce the total amount of compensation the Company receives and are only incurred to the extent that the Company has generated mining revenue pursuant to the mining pool operators’ payout calculation.

Because the consideration to which the Company expects to be entitled for providing hash computation services is entirely variable (block rewards, transaction fees and pool operating fees), as well as being noncash consideration, the Company assesses the estimated amount of the variable noncash consideration to which it expects to be entitled for providing hash computation services at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved. For each contract under the FPPS payout method, the Company recognizes the noncash consideration on the same day that control of the contracted service transfers to the mining pool operator, which is the same day as the contract inception. For each contract under the FPPS payout method, the Company measures noncash consideration at the bitcoin spot price at the beginning of the day on the date of contract inception, as determined by the Company’s principal market, which is Coinbase Prime.

Hosting Services

The Company’s one hosting agreement contains a single performance obligation, a promise to transfer a co-location (hosting) service. Consideration for the Company’s services is comprised of a variable monthly infrastructure fee, a variable monthly power fee, and a variable annual payment for the cost for renewable energy credits. These fees are forms of variable consideration because they are based on energy consumption of the customer’s equipment located at the Company’s data center and the quantities change. The Company estimates the amounts of variable consideration to which it expects to be entitled for providing a hosting service and also determines whether and to what extent such estimate is constrained from inclusion in the transaction price (and hence from revenue recognition) at contract inception and subsequent reporting period end dates. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint guidance to the estimated amounts of variable consideration, such estimated fees are constrained from inclusion in revenue until either the end of each month (for the power fee) or annual year (for the REC fee), when the underlying uncertainty (power consumption of the customer’s miners) has been resolved and the amount of fees to which the Company is entitled becomes known. The Company’s one hosting agreement currently has a term of five years, with automatic renewals yearly unless cancelled by either party with 180 days’ notice to the other party.

TZRC LLC and Subsidiaries

Notes to Consolidated Financial Statements

The Company funds up to $0.50/MWh per REC over the contract term, which is reflected as a reduction of the annual REC payment made by the customer. The Company accounts for these payments made on behalf of the customer in accordance with ASC 606-10-32-25, Consideration Payable to a Customer.

The infrastructure fees are recognized as services are performed over the contract period.

Data center hosting services are provided for the customer’s high-power computing needs. These services involve the facilitation of RECs to assist the customer in reaching their 100 percent carbon neutral targets as well as access to the Company’s cryptocurrency mining facilities, including rack space, provision of necessary electrical power, ambient cooling, internet connectivity, physical security and access to the Company’s customer portal.

Reimbursable expenses

The Company has determined that it is a principal in its capacity to acquire energy for its data centers. Therefore, when its energy costs are reimbursed by its hosting customers, that revenue is recorded in accordance with ASC 606- 10-55-27.

Lease Accounting

In accordance with ASC 842, Leases (“ASC 842”) the Company determines if a contract is a lease or contains a lease at inception. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

The Company also elected the short-term lease exception for leases with an initial term of 12 months or less. Consequently, such leases are not recorded on the consolidated balance sheets.

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheets at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate (“IBR”), determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The IBR used in the calculation of the lease liabilities is based on the rate negotiated by and between the members for the member loan executed within a short period of time of the Company’s four subleases. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

For the Company’s operating leases, fixed lease payments made over the lease term are recorded as lease expense on a straight-line basis. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on Company’s consolidated balance sheets as an accounting policy election. Variable lease payments are expensed as incurred.

Income Taxes

TZRC LLC is a limited liability company that has elected to be taxed as a partnership. Under this election, the members are responsible for reporting and paying tax on their pro rata share of TZRC LLC’s taxable income or loss, along with any available credits, on the member’s tax returns. U.S. GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that is more likely than not would be sustained upon examination by the Internal Revenue Service. Management has analyzed the Company's tax positions and

TZRC LLC and Subsidiaries

Notes to Consolidated Financial Statements

believes there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statement.

Recently Issued and Adopted Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

Note 3. Concentrations

The Company has only mined Bitcoin as of December 31, 2023. Therefore, 100% of the Company’s mining revenue is related to one cryptocurrency. All of the Company’s mining hardware in place as of December 31, 2023 is hardware locked to mine only the Bitcoin algorithm. The Company had one hosting customer as of December 31, 2023. The Company had one mining pool operator as of December 31, 2023. For the year ended December 31, 2023, the Company has only mined cryptocurrency in one geographical location, the United States and had one energy supplier, although the Company believes it is not dependent upon that supplier.

Note 4. Deposits

Deposits as of December 31, 2023 and 2022, are approximately $33.9 million and consist of a $19.2 million performance assurance deposit under its energy supply agreement, $8.2 million to support the Company’s obligations under its power purchase agreement and $6.5 million paid by the Company for application toward future purchases of renewable energy credits (“RECs”) on behalf of the Company’s hosting service customer which is required under its hosting service contract.

Note 5. Property and equipment, net

Property and equipment consisted of the following as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Computer equipment	$814	$814
Miners	139,071	139,071
Containers	51,556	51,476
Furniture and fixtures	11	11
Machinery & equipment	8,471	8,400
Leasehold improvements(1)	35,449	34,857
Buildings	1,850	1,850
Construction in progress	72	240
Total cost of property and equipment	237,294	236,719
Less accumulated depreciation	(77,429)	(16,461)
Property and equipment, net	$159,865	$220,258

(1) The depreciation life for leasehold improvements is the lesser of the estimated useful life of the addition or the term of the related lease.

Depreciation expense for the years ended December 31, 2023 and 2022 was approximately $61.0 million and $16.5 million, respectively. Depreciation is computed on the straight-line basis for the periods the assets are in service. There were no impairment charges for years ended December 31, 2023 and 2022.

TZRC LLC and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Accounts Payable and Accrued Expenses

As of December 31, 2023, accounts payable and accrued expenses consisted of amounts owed to the Company’s utility supplier of approximately $14.2 million, approximately $2.7 million in operating expenses to third party vendors and approximately $0.2 million in operating expenses to a related party. As of December 31, 2022, accounts payable and accrued expenses consisted of amounts owed to the Company’s utility supplier of approximately $11.2 million and approximately $1.0 million in operating expenses to third party vendors.

Note 7. Revenue from Contracts with Customers

The Company recognizes revenue when it transfers promised services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services.

Deferred revenue and customer deposits, short-term

As of December 31, 2023, deferred revenue and customer deposits, short-term of approximately $19.8 million consisted of the revolving power fee deposit. As of December 31, 2022, deferred revenue and customer deposits, short-term of approximately $14.0 million consisted of approximately $4.4 million for the monthly infrastructure fee for January 2023 and approximately $9.6 million for the revolving power fee deposit.

Deferred revenue, long-term

As of December 31, 2023 and 2022, deferred revenue, long-term was approximately $17.2 million, and consisted of approximately $8.3 million for REC payments to be recognized as revenue in future years and approximately $8.9 million for prepaid infrastructure fees from the Company’s hosting service customer. The REC payment from the Company’s hosting service customer secures forecasted REC quantities related to anticipated energy consumption of the hosted miners. Annually, the customer pays a contractually specified amount that is net of a portion of this balance. Upon receipt of the net payment amount, the Company purchases and then retires the corresponding REC quantity to assist the customer in reaching their 100% carbon neutral targets.

Note 8. Leases

At December 31, 2023, the Company had operating lease liabilities and right of use assets for four land leases classified as operating leases, all executed in February 2022, all of which had 10-year terms and all had two successive additional 10-year renewal options. The operating leases pertain to the Company’s four data center hosting operations in Upton, Texas. Renewal options for the ground leases are not reflected in lease terms because they are not reasonably certain to be exercised. Lease payments for all leases are comprised entirely of fixed monthly amounts. At the end of the lease term, the Company is required for all four leases to return the land to the condition it existed prior to the inception of the leases. The Company believes the asset retirement obligation costs to be immaterial.

Rental expense for lease payments related to the Company’s operating leases is recognized on a straight-line basis over the remaining lease term.

TZRC LLC and Subsidiaries

Notes to Consolidated Financial Statements

The following summarizes quantitative information about the Company’s operating leases (dollars in thousands):

	December 31, 2023	December 31, 2022
Other information
Operating cash flows from operating leases	$317	$337
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$659
Weighted-average remaining lease term – operating leases (years)	8.1	9.1
Weighted-average discount rate – operating leases	15.25%	15.25%

Lease cost
Operating lease cost	$96	$26
Total lease expense	$96	$26

Maturities of the Company’s operating lease liabilities as of December 31, 2023, are as follows (in thousands):

Operating Leases
Year Ended December 31, 2024	$74
Year Ended December 31, 2025	75
Year Ended December 31, 2026	77
Year Ended December 31, 2027	79
Remaining	252
Total operating lease liabilities	557
Less: present value discount	(177)
Net operating lease liabilities, short-term and long-term	$380

The Company recognizes lease expense for its operating leases in cost of revenues (exclusive of depreciation and amortization) in the accompanying consolidated statement of operations.

Note 9. Members’ Equity

During the year ended December 31, 2023, the members received cash capital distributions for a total of $57.7 million.

Note 10. Related Party Transactions

Operating leases

The Company entered into four sublease agreements with an affiliate of a member, a related party, in February 2022 for the use of certain parcels of land in Upton, Texas. The ultimate lessor of each of the four leases is not a related party. All subleases have an initial term of ten years with the right to renew for successive two ten year terms. Lease payments are prepaid annually or for the full initial term (See Note 8).

Property management agreement

The Company executed a Property Management Agreement (“PMA”) with a founding member in March 2022. Under this contract, the member agrees to act as operator for the Company, thereby providing various operating and maintenance-related services for the Company for an initial term of ten years, with automatic, successive one year terms. Services to be performed include providing day-to-day management and administration of the Company’s data centers, preparing annual and periodic budgets, performing accounting and reporting duties for related to the Company’s operations, and performing various project management-related activities. In exchange for the provision of services, the operator is entitled to a payment of approximately $0.1 million per month. In addition, the PMA allows pass through costs on behalf of the Company, such as payroll and other incidental costs. Pass through payroll costs for the year ended December 31, 2023 were approximately $1.0 million, and are included in cost of revenues in the

TZRC LLC and Subsidiaries

Notes to Consolidated Financial Statements

Company’s consolidated statements of operations. Incidental pass thru costs of approximately $0.2 million have not been paid as of December 31, 2023 and are included in accounts payable and accrued expenses.

Equipment order agreement

The Company executed an equipment order agreement for approximately $139.0 million with one of its members, a related party, in December 2021 to acquire cryptocurrency mining hardware on a fixed-price basis. Pursuant to this agreement, the Company purchased 18,000 Bitmain Antminer S19j Pro miners, for delivery in three batches, all of which were delivered in the second quarter of 2022. As of December 31, 2023 and 2022, all miners were fully deployed and in service. All payments required under the contract were paid when due.

Power purchase arrangement

The Company selected a related party to be its retail electric provider to provide retail electric service to its data center, with such retail electric service to be supplied either by a wind-powered electric generation facility in McCamey County, Texas that is also owned by a related party or from the ERCOT transmission grid. All payments required under the contract and supporting supplements were paid when due. Total electricity expense recorded for the year ended December 31, 2023 was approximately $57.0 million, of which $14.2 million is included in accounts payable and accrued expense in the Company’s consolidated balance sheets.

Note 11. Commitments and Contingencies

In the normal course of business, the Company may be subject to proceedings, lawsuits and other claims and assessments. The Company has assessed its exposure for contingent liabilities and believes that any potential liability is not expected to have a material, if any, effect on its financial position, results of operations or cash flows.

Note 12. Subsequent Events

The Company evaluated all subsequent events that occurred after December 31, 2023 through March 6, 2024, which is the date these consolidated financial statements were available to be issued. The Company has concluded no subsequent events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of Hut 8’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of December 31, 2023. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

As previously disclosed in the final prosectus related to the Business Combination, in connection with the preparation of USBTC’s consolidated financial statements as of June 30, 2022 and for the fiscal year ended June 30, 2022, USBTC’s management and its independent registered public accounting firm identified material weaknesses in internal controls over accounting for revenue related transactions, accounting for income taxes, accounting for equity method investments and accounting for complex transactions. These material weaknesses have been remediated.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim Consolidated Financial Statements will not be prevented or detected on a timely basis.

Changes In Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the six months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our code of business conduct and ethics is available on the governance page within the investors section of our website at www.hut8.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on the website address and location specified above.

The remaining information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated by reference.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.

(2)	Financial Statement Schedules:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3)	Exhibits:

The documents listed in the following Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1†#	Business Combination Agreement, dated as of February 6, 2023, by and among New Hut, USBTC and Hut 8.	S-4	2.1	11/07/2023
3.1	Amended and Restated Certificate of Incorporation of Hut 8 Corp.	8-K	3.1	12/01/2023
3.2	Amended and Restated Bylaws of Hut 8 Corp.	8-K	3.2	12/01/2023
4.1	Description of Securities.
10.1	Form of Indemnification Agreement of Hut 8 Corp.	S-4	10.1	11/07/2023
10.2*	Hut 8 Corp. 2023 Omnibus Incentive Plan.	10-Q	10.2	12/19/2023
10.3*	Hut 8 Corp. Rollover Option Plan.	10-Q	10.3	12/19/2023
10.4*	Hut 8 Mining Corp. Omnibus Long-Term Incentive Plan.	10-Q	10.4	12/19/2023
10.5*	Employment Agreement, dated November 30, 2023, by and among Jaime Leverton, Hut 8 Corp. and Hut 8 Mining Corp.	10-Q	10.5	12/19/2023
10.6*	Employment Agreement, dated November 30, 2023, by and among Asher Genoot, Hut 8 Corp. and Hut 8 Mining Corp.	10-Q	10.6	12/19/2023
10.7*	Employment Agreement, dated November 30, 2023, by and among Michael Ho, Hut 8 Corp. and Hut 8 Mining Corp.	10-Q	10.7	12/19/2023
10.8*	Employment Agreement, dated November 30, 2023, by and among Shenif Visram, Hut 8 Corp. and Hut 8 Mining Corp.	10-Q	10.8	12/19/2023
10.9*	Separation Agreement, dated February 12, 2024, by and among Jaime Leverton, Hut 8 Corp. and Hut 8 Mining Corp.
10.10†	Secured Promissory Note between Compute North Member LLC and TZ Capital Holdings, LLC, dated April 8, 2022.	S-4	10.6	11/07/23
10.11†	First Amendment to the Secured Promissory Note between Compute North Member LLC and TZ Capital Holdings, LLC, dated July 26, 2022.	S-4	10.7	11/07/23
10.12†	Second Amendment to the Secured Promissory Note between Compute North Member LLC, TZ Capital Holdings, LLC and US Data King Mountain LLC, dated December 6, 2022.	S-4	10.8	11/07/23
10.13†#	Loan, Guaranty and Security Agreement dated as of February 3,2023 between Anchorage Lending CA, LLC, USBTC, US Data Guardian LLC, and US Data Mining Technologies Group Ltd.	S-4	10.11	11/07/2023
10.14#	Trinity Loan Agreement.	S-4	10.18	11/07/2023
10.15#	Amended and Restated Credit Agreement dated as of January 12, 2024 between Hut 8 Mining Corp. and Coinbase Credit, Inc.	8-K	10.1	1/19/2024
10.16†#	Limited Liability Company Agreement of TZRC LLC, as amended.	S-4	10.19	11/07/2023
10.17†#	Lease Agreement between the City of Medicine Hat and Hut 8 Holdings Inc., dated March 15, 2018.	S-4	10.3	11/07/2023
10.18†	Lease Amending Agreement between the City of Medicine Hat and Hut 8 Holdings Inc., dated September 19, 2018.	S-4	10.4	11/07/2023
10.19†	Lease Second Amending Agreement between the City of Medicine Hat and Hut 8 Holdings Inc., dated July 1, 2019.	S-4	10.5	11/07/2023
10.20†#	Lease Agreement between U.S. Data Technologies Group Ltd. and 2747 Buffalo Avenue, LLC., dated August 1, 2021.	S-4	10.12	11/07/2023
10.21†	Lease Agreement between Joseph G. Gaschnitz and Bitfury Technology Inc., dated May 8, 2017.	S-4	10.13	11/07/2023
10.22†#	Lease Amending Agreement between Joseph G. Gaschnitz and Bitfury Technology Inc., dated December 8, 2017.	S-4	10.14	11/07/2023

10.23†	Lease Agreement between Joseph G. Gaschnitz, Bitfury Technology Inc. and Hut 8 Holdings Inc., dated May 14, 2020.	S-4	10.15	11/07/2023
10.24	Second Lease Amending Agreement between Joseph G. Gaschnitz and Hut 8 Holdings Inc., dated May 26, 2023.	S-4	10.16	11/07/2023
10.25#	Lease Agreement between Validus and Hut 8 Mining Corp., dated October 27, 2021.	S-4	10.17	11/07/2023
10.26#	Form of Hut Support Agreement	S-4	10.9	11/07/2023
10.27#	Stockholder Support Agreement, dated February 6, 2023, by and between Hut 8, USBTC and the USBTC stockholders named therein.	S-4	10.10	11/07/2023
21.1	List of Subsidiaries.
23.1	Consent of Raymond Chabot Grant Thornton LLP.
23.2	Consent of RSM US LLP.
23.3	Consent of LJ Soldinger Associates, LLC
31.1	Certification of Principal Executive Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.
101	Inline Interactive Data File.
104	Cover Page Interactive Data File.
†

Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. Hut 8 hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

#

Pursuant to Item 601(b)(2) or Item 601(b)(10), as applicable, of Regulation S-K, certain portions of this exhibit were redacted. Hut 8 hereby agrees to furnish a copy of any redacted information to the SEC upon request.

*	Management contract or compensation plan or arrangement.
**

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report), irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 28, 2024	HUT 8 CORP.

	By:	/s/ Asher Genoot
Asher Genoot
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of March 28, 2024.

Signature	Title

/s/ Asher Genoot	Chief Executive Officer and Director (Principal Executive Officer)
Asher Genoot

/s/ Shenif Visram	Chief Financial Officer (Principal Financial and Accounting Officer)
Shenif Visram

/s/ Michael Ho	Chief Strategy Officer and Director
Michael Ho

/s/ Bill Tai	Chairperson
Bill Tai

/s/ Joseph Flinn	Director
Joseph Flinn

/s/ Alexia Hefti	Director
Alexia Hefti

/s/ Stanley O’Neal	Director
Stanley O’Neal

/s/ Carl J. Rickertsen	Director
Carl J. Rickertsen

/s/ Mayo Shattuck III	Director
Mayo Shattuck III

/s/ Amy Wilkinson	Director
Amy Wilkinson