Form 10-Q
period 2024-03-31
Hut 8 Corp.
filed 2024-05-15
CIK 1964789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, the registrant had 90,392,009 shares of its common stock outstanding.

Introductory Note

On February 6, 2023, U.S. Data Mining Group, Inc., a Nevada corporation doing business as “US BITCOIN” (“USBTC”), Hut 8 Mining Corp., a corporation existing under the laws of British Columbia (“Legacy Hut”), and Hut 8 Corp., a newly-formed Delaware corporation, entered into a business combination agreement pursuant to which, among other things, Legacy Hut and its direct wholly-owned subsidiary, Hut 8 Holdings Inc., a corporation existing under the laws of British Columbia, amalgamated to continue as one British Columbia corporation (“Hut Amalco”) and both Hut Amalco and USBTC became wholly-owned subsidiaries of Hut 8 Corp. (the “Business Combination”). On November 30, 2023, the Business Combination was completed and Hut 8 Corp. began trading on the Nasdaq Stock Exchange LLC (“Nasdaq”) on December 4, 2023. Given that the Business Combination closed on November 30, 2023, the information included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) principally describes Hut 8 Corp.’s business and operations following the closing of the Business Combination, but includes the historical financial statements of USBTC, the accounting acquirer, and related management’s discussion and analysis for the three months ended March 31, 2023, which describes the business, financial condition, results of operations, liquidity, and capital resources of USBTC prior to the Business Combination.

As used in this Quarterly Report, unless otherwise noted or the context otherwise requires:

●	references to the “Company,” “Hut 8,” “we,” “us,” “our” and similar terms refer to Hut 8 Corp. and its consolidated subsidiaries including those existing prior to the consummation of the Business Combination;
●	references to “USBTC” refer to U.S. Data Mining Group, Inc. and its consolidated subsidiaries prior to the consummation of the Business Combination; and
●	references to “Legacy Hut” refer to Hut 8 Mining Corp. and its consolidated subsidiaries prior to the consummation of the Business Combination.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions, that, if proven incorrect or do not materialize, could cause our results to differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements are generally identified by the words “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements.

Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	expectations relating to our future financial performance;
●	the expected benefits of the Business Combination;
●	the ability to expand our business or enter into new lines of business and provide new offerings, services, and features and make enhancements to our business;
●	the ability to compete with existing and new competitors in existing and new markets and offerings;
●	the ability to acquire new businesses or pursue strategic transactions;
●	the effect of the substantial additional indebtedness we incur;
●	the expectations regarding the effects of existing and developing laws and regulations; and
●	global and domestic economic conditions and their impact on demand for our markets and offerings.

The following factors or events, among others, could cause actual results to differ materially from those described in the forward-looking statements:

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements, and the terms of and timing such arrangements;
●	the inherent risks, costs and uncertainties associated with integrating the businesses successfully and risks of not achieving all or any of the anticipated benefits and synergies of the Business Combination, or the risk that the anticipated benefits and synergies of the Business Combination may not be fully realized or take longer to realize than expected;
●	changes in our financial or operating performance or more generally due to broader stock market movements and the performance of peer group companies;
●	competitive pressures in the markets in which we operate;
●	changes in laws or regulations; and
●	changes in general economic conditions.

For additional information concerning factors that could cause actual conditions, events or results to materially differ from those described in the forward-looking statements, please refer to the section titled “Risk Factors” in Part I, Item 1A of our Transition Report on Form 10-K for the transition period from July 1, 2023 to December 31, 2023 (the “Annual Report”) and in Part II, Item 1A of this Quarterly Report.

We operate in a competitive and rapidly changing environment. The risks and uncertainties described and referred to above are not exhaustive and further information concerning us and our business, including factors that potentially could materially affect our business, financial condition, or operating results, may emerge from time to time. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report with the understanding that our actual future results, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements with these cautionary statements and urge you not to place undue reliance on any forward-looking statements. The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report. Except as required by law, we do not assume any obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in USD thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$11,546	$30,504
Restricted cash	628	453
Accounts receivable, net	7,744	3,336
Deposits and prepaid expenses	10,520	18,457
Digital assets – held in custody	1,154	4,963
Equipment held for sale	1,953	3,907
Total current assets	33,545	61,620

Non-current assets
Digital assets – held in custody	514,287	282,997
Digital assets – pledged as collateral	133,454	100,550
Property and equipment, net	143,694	118,069
Operating lease right-of-use asset	13,449	14,534
Deposits and prepaid expenses	5,402	5,540
Investment in unconsolidated joint venture	76,178	82,656
Investment	6,378	—
Intangible assets, net	16,302	17,279
Goodwill	56,351	57,595
Total non-current assets	965,495	679,220
Total assets	$999,040	$740,840

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$31,872	$43,757
Deferred revenue	1,143	2,700
Operating lease liability, current portion	1,306	1,226
Finance lease liability, current portion	4,499	748
Income taxes payable	2,168	—
Loans payable	66,983	64,127
Total current liabilities	107,971	112,558

Non-current liabilities
Operating lease liability, less current portion	13,098	13,736
Finance lease liability, less current portion	22,144	661
Loans payable, less current portion	110,621	123,320
Deposit liability	1,734	2,317
Deferred tax liabilities	2,881	609
Total liabilities	258,449	253,201

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 89,456,865 and 88,962,964 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	894	889
Additional paid-in capital	580,812	576,241
Retained earnings (accumulated deficit)	150,624	(100,252)
Accumulated other comprehensive (loss) income	(348)	10,761
Total Hut 8 Corp. stockholders’ equity	731,982	487,639
Non-controlling interests	8,609	—
Total stockholders’ equity	740,591	487,639
Total liabilities and stockholders’ equity	$999,040	$740,840

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in USD thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Revenue:
Digital Assets Mining	$30,357	$7,646
Managed Services	9,235	5,527
High Performance Computing – Colocation and Cloud	3,326	—
Other	8,823	2,474
Total revenue	51,741	15,647

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue - Digital Assets Mining	16,622	6,079
Cost of revenue - Managed Services	2,761	2,383
Cost of revenue - High Performance Computing – Colocation and Cloud	2,589	—
Cost of revenue - Other	6,175	45
Total cost of revenue	28,147	8,507

Operating expenses (income):
Depreciation and amortization	11,472	2,904
General and administrative expenses	19,999	6,375
Gains on digital assets	(274,574)	—
(Gain) loss on sale of property and equipment	(190)	445
Realized gain on sale of digital assets	—	(1,372)
Impairment of digital assets	—	563
Total operating (income) expenses	(243,293)	8,915
Operating income (loss)	266,887	(1,775)

Other (expense) income:
Foreign exchange loss	(2,399)	—
Interest expense	(6,281)	(7,575)
Gain on debt extinguishment	—	23,683
Equity in earnings of unconsolidated joint venture	4,522	3,284
Total other (expense) income	(4,158)	19,392

Income from continuing operations before taxes	262,729	17,617

Income tax provision	(4,396)	(289)

Net income from continuing operations	$258,333	$17,328

Loss from discontinued operations (net of income taxes of $nil, and $nil, respectively)	(7,626)	—

Net income	250,707	17,328

Less: Net loss attributable to non-controlling interests	169	—
Net income attributable to Hut 8 Corp.	$250,876	$17,328

Net income per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp.	$2.90	$0.41
Diluted from continuing operations attributable to Hut 8 Corp.	$2.76	$0.41

Weighted average number of shares of common stock outstanding:
Basic from continuing operations attributable to Hut 8 Corp.	89,149,845	42,464,291
Diluted from continuing operations attributable to Hut 8 Corp.	93,696,683	42,540,937

Net income	$250,707	$17,328
Other comprehensive loss:
Foreign currency translation adjustments	(11,074)	—
Total comprehensive income	239,633	17,328
Less: Comprehensive loss attributable to non-controlling interest	134	—
Comprehensive income attributable to Hut 8 Corp.	$239,767	$17,328

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in USD thousands, except share data)

Three Months Ended March 31, 2023

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2022	41,469,204	$415	$131,338	$(122,140)	$—	$9,613
Issuance of common stock – net of retroactive application of recapitalization	1,987,936	20	750	—	—	770
Cancellation of restricted stock awards – net of retroactive application of recapitalization	(968,388)	(10)	651	—	—	641
Stock-based compensation – net of retroactive application of recapitalization	704,449	7	386	—	—	393
Net income	—	—	—	17,328	—	17,328
Balance, March 31, 2023	43,193,201	$432	$133,125	$(104,812)	$—	$28,745

Three Months Ended March 31, 2024

				(Accumulated
			Additional	Deficit)		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Non-controlling	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Income (Loss)	Equity
Balance, December 31, 2023	88,962,964	889	576,241	(100,252)	—	10,761	487,639
Issuance of common stock – stock option exercises	341,013	3	129	—	—	—	132
Issuance of common stock – restricted stock unit settlements	148,842	2	(2)	—	—	—	—
Issuance of common stock – restricted stock unit settlements, net of withholding taxes	4,046	—	(30)	—	—	—	(30)
Acquisition of subsidiary with noncontrolling ownership interests	—	—	—	—	8,743	—	8,743
Stock-based compensation	—	—	4,474	—	—	—	4,474
Foreign currency translation adjustments	—	—	—	—	35	(11,109)	(11,074)
Net income	—	—	—	250,876	—	—	250,876
Net income attributable to non-controlling interest	—	—	—	—	(169)	—	(169)
Balance, March 31, 2024	89,456,865	$894	$580,812	$150,624	$8,609	$(348)	$740,591

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Reflects the retrospective application of the 0.6716 share consolidation pursuant to the Business Combination effective November 30, 2023.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in USD thousands)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Operating activities
Net income	$250,876	$17,328
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,472	2,904
Amortization of operating right-of-use assets	312	43
Non-cash lease expense	407	26
Stock-based compensation	4,474	1,034
Equity in earnings of unconsolidated joint venture	(4,522)	(3,284)
Distributions of earnings from unconsolidated joint venture	11,000	4,500
Digital Assets Mining revenue	(30,357)	(7,646)
Hosting revenue received in digital assets	(1,814)	—
Gains on digital assets	(274,574)	—
Impairment of digital assets	—	563
Realized gain on sale of digital assets	—	(1,372)
Deferred tax assets and liabilities	2,272	231
Gain on debt extinguishment	—	(23,683)
Foreign exchange loss	2,399	—
Amortization of debt discount	1,513	1,234
(Gain) Loss on sale of property and equipment	(190)	445
Paid-in-kind interest expense	3,063	6,340
Loss on discontinued operations	7,626	—
Changes in assets and liabilities:
Accounts receivable, net	(1,453)	(52)
Deposits and prepaid expenses	(16)	4,749
Equipment held for sale	1,954	—
Accounts payable and accrued expenses	(10,114)	522
Deferred revenue	(1,557)	(2,176)
Operating lease liabilities	(699)	(118)
Deposit liability	(583)	(125)
Income taxes payable	2,168	—
Net cash (used in) provided by operating activities	(26,343)	1,463

Investing activities
Proceeds from sale of digital assets	37,912	8,102
Deposits on miners	—	(966)
Purchases of property and equipment	(13,470)	(903)
Cash paid to acquire investment in Ionic	(6,378)	—
Proceeds from sale of property and equipment	4,209	—
Cash acquired on Far North acquisition	1,052	—
Net cash provided by investing activities	23,325	6,233

Financing activities
Proceeds from loans payable	14,849	—
Repayments of loans payable	(29,419)	(4,500)
Debt issuance costs paid	—	(1,233)
Principal payments on finance lease	(179)	—
Payment of withholding tax on vesting of restricted stock units	(30)	—
Proceeds from the issuance of common stock - stock option exercises	132	—
Net cash (used in) financing activities	(14,647)	(5,733)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,118)	—
Net increase (decrease) in cash	(18,783)	1,963
Cash and cash equivalents, beginning of period	30,957	6,707
Cash and cash equivalents, and restricted cash, end of period	$12,174	$8,670

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended
	March 31,	March 31,
	2024	2023
Supplemental cash flow information:
Cash paid for interest	$1,679	$5,542
Cash paid for income taxes	$—	$—

Non-cash transactions
Reclassification of deposits and prepaid expenses to property and equipment	$—	$34,339
Loan payable assumed in investment in unconsolidated joint venture, at fair value	$—	$(45)
Intangible assets assumed in investment in unconsolidated joint venture, at fair value	$—	$1,433
Debt proceeds not yet received included in deposits and prepaid expenses	$—	$8,558
Mining revenue in accounts receivable, net	$424	$125
Property and equipment in accounts payable and accrued expenses	$—	$344
Common stock issued as part of debt restructuring	$—	$770
Net loss attributable to non-controlling interests	$(169)	$—
Assets acquired net of liabilities assumed on Far North acquisition, net of cash	$7,691	$—
Additional plant and equipment assumed after sale leaseback agreement	$832	$—
Issuance of common stock - restricted stock unit settlements	$2	$—
Cash injected into Far North from wholly-owned subsidiary	$2,700	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

Nature of operations and corporate information:

Hut 8 Corp. (together with its subsidiaries, the “Company” or “Hut 8”), which was incorporated in Delaware in January 2023, is a vertically integrated operator of large-scale energy infrastructure built to extract maximum value from every electron the Company facilitates. The Company acquires, designs, builds, manages, and operates data centers that power compute-intensive workloads such as Bitcoin mining, high performance computing, and artificial intelligence. The Company is primarily in the business of the mining of digital assets with an operational focus on utilizing specialized equipment to solve complex computational problems to validate transactions on the Bitcoin blockchain and receiving Bitcoin in return for successful services. As of March 31, 2024, the Company operates three self-mining operations in Medicine Hat, Alberta; Niagara Falls, New York; and McCamey, Texas.

Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements

Basis of presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s Consolidated Financial statements for the year ended December 31, 2023.

The results for the three-month periods ended March 31, 2024 are not necessarily indicative of the results for the year ended 2024.

The financial information included herein should be read in conjunction with the Consolidated Financial Statements for the years ended December 31, 2023 and notes thereto.

The U.S Dollar is the functional and presentation currency of the Company.

Significant accounting policies followed by the Company in the preparation of the accompanying Unaudited Condensed Consolidated Financial Statements are summarized below.

Principles of consolidation

These Unaudited Condensed Consolidated Financial Statements of the Company include the accounts of the Company and its controlled owned subsidiaries. Consolidated subsidiaries’ results are included from the date the subsidiary was formed or acquired. Intercompany balances and transactions have been eliminated in consolidation.

Unconsolidated investments in which the Company does not have a controlling interest but does have significant influence are accounted for as equity method investments, with earnings recorded in other expense. These investments are included in long-term assets and the Company’s proportionate share of income or loss is included in other expense.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements and related disclosures. The impact on any prior period disclosures was immaterial.

Hut 8 Corp. and Subsidiaries

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

Change in estimates

During the quarter ended March 31, 2024, management performed an operational efficiency review of its mining equipment following the Bitcoin network halving. The outcome was a change in the expected useful life of the Company’s MicroBT M31S and M31S+ and Canaan Avalon servers. The mining equipment was originally estimated to have a useful life of four years from the date the mining equipment was put into service. After the operational efficiency review, the mining equipment was estimated to have a useful life of five months as of January 1, 2024. The result is a change in estimate and is applied prospectively. Notwithstanding any future addition to the mining equipment of the same models, the effect of the change in useful life on actual and expected depreciation expense, effective the quarter ended March 31, 2024, is as follows:

	December 31,	December 31,	December 31,
(in USD thousands)	2024	2025	2026
(Increase) decrease in depreciation expense	$(2,308)	$2,028	$280

Cash

Cash includes cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted with respect to withdrawal or use. The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had no cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government-insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. To date, the Company has not experienced any losses on these deposits.

Restricted cash

Restricted cash as of March 31, 2024 principally represented those cash balances that support commercial letters of credit and are restricted from withdrawal.

Accounts receivable

Accounts receivable consists of amounts due from the Company’s managed services, hosting, power, and high performance computing – colocation and cloud (“HPC”) customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased.

Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses are recorded in General and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Based on the Company’s current and historical collection experience, management recorded allowances for doubtful accounts of $0.1 million, and $0.1 million as of March 31, 2024, and December 31, 2023, respectively.

Fair value measurement

The Company’s financial assets and liabilities are accounted for in accordance with  Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 — Observable, market-based inputs, other than quoted prices included in Level 1, for the assets or liabilities either directly or indirectly.

Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2024:

	Fair value measured at March 31, 2024
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	March 31,	active markets	inputs	inputs
(in USD thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Digital assets, net	$648,895	$648,895	$—	$—

In determining the fair value of its digital assets, the Company uses quoted prices as determined by the Company’s principal market. See the Company’s digital assets accounting policy below.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company’s non-financial assets, including goodwill, intangible assets, operating lease right of use assets, and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. The Company recognized approximately $6.1 million of impairment losses related to its non-financial assets and liabilities measured on a nonrecurring basis during the three months ended March 31, 2024. There was no impairment losses during the three months ended March 31, 2023. See the Impairment of long-lived assets and goodwill accounting policy, as well as Note 4. Discontinued operations for further discussion.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Digital assets

As a result of the adoption of ASU 2023-08, digital assets are measured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price from the Company’s principal market, which is Coinbase Prime, in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company's digital assets mining revenue recognition cut-off. Changes in fair value are recognized in Gains on digital asset, in Operating income (loss) on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). When the Company sells digital assets, such gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a First In-First Out ("FIFO") basis and are also recorded within the same line item Gains on digital asset.

Digital assets received by the Company through its revenue activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

The Company’s treasury strategy is to cover its operating costs through the sale of digital assets earned from its revenue activities. A portion of the Company’s digital assets are included in current assets in the Unaudited Condensed Consolidated Balance Sheets due to the Company’s ability to sell them in a highly liquid marketplace and the fact that the Company reasonably expects to liquidate these digital assets to support operations or for treasury management within the next 12 months.

The Company’s remaining digital assets held are included in non-current assets as this portion of digital assets is not reasonably expected to be sold in the next 12 months as it is outside of the 12-month expected utilization for operational and capital needs of the Company.

Investment in equity investees

The Company accounts for its investment in equity investees in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The Company accounts for its investment in the joint venture TZRC LLC (“TZRC”), under ASC 323 because it has the ability to exercise significant influence, but not control, over the investee. See Note 8. Investment in unconsolidated joint venture for additional information on the equity method investment entity. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent, or an ownership interest greater than three to five percent in certain partnerships, unincorporated joint ventures and limited liability companies, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, an investment in the unconsolidated investee is generally initially measured and recorded at cost.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company recorded its investment in TZRC based upon the fair value of the consideration transferred which was determined to be its cost. The Company’s investment is subsequently adjusted to recognize its share of net income or losses as they occur. The Company also adjusts its investment upon receipt of a distribution from an equity investee, which is accounted for as a distribution-in-kind measured as of the time of receipt. The Company’s share of the investees’ earnings or losses is recorded, net of taxes, within equity in earnings (losses) of unconsolidated joint venture on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, the Company’s interest in the net assets of its equity method investee is reflected on its Unaudited Condensed Consolidated Balance Sheets. If, upon the Company’s acquisition of the investment, there is any difference between the cost of the investment and the amount of the underlying equity in the net assets of the investee, the difference is required to be accounted for as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the Company is unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, success of the mining operations and the overall health of the investee’s industry), then the Company would record a write-down to the estimated fair value. No impairment of the Company’s investment in TZRC was recorded for the three months ended March 31, 2024 and March 31, 2023.

Long-term investments

For equity investments, the Company initially records equity investments at cost then adjusts the carrying value of such equity investments through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon an impairment.

On January 31, 2024, the Company entered into a contribution agreement with Ionic Digital (“Ionic”), the Company founded to effectuate the restructuring of certain mining assets of Celsius Network LLC (“Celsius”) in connection with Celsius’ bankruptcy auction pursuant to which Hut 8 acquired 374,261 shares of Ionic’s common stock in exchange for a cash payment of $6.4 million.

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Cost includes expenditures that are directly attributable to the acquisition of the asset, including those attributable to bringing the asset to its intended working condition. Construction in progress is not depreciated until the work is completed and the assets are placed in service.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Based on the Company and the industry’s limited history to date, management is limited by the market data available. Furthermore, the data available also includes data derived from the use of economic modelling to forecast future digital assets and the assumptions reflected in such forecasts, including digital assets’ price and network difficulty, as well as derived from management’s assumptions which are inherently judgmental. Based on currently available data, management has determined that the straight-line method of depreciation best reflects the current expected useful life of mining equipment and related infrastructure. Management reviews estimates at each reporting date and will revise such estimates as and when data becomes available. Management reviews the appropriateness of its assumptions related to residual value at each reporting date. The estimated useful lives of the Company’s property and equipment are as follows:

Useful life (Years)
Mining infrastructure	5 - 10
Miners and mining equipment	2 - 4
Data center infrastructure	8
Computer and network equipment	3
Right-of-use assets - Finance lease	Shorter of lease term or useful life of asset
Leasehold improvements	Shorter of lease term or useful life of asset
Land improvements	15
Power plant assets	10

Upon the sale or retirement of property and equipment, the cost and accumulated depreciation and amortization are removed from the Company’s Unaudited Condensed Consolidated Balance Sheets with the resulting gain or loss, if any, reflected in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company initially measures long-lived assets that are classified as held for sale at the lower of their carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of long-lived assets until the date of sale. The Company assesses the fair value of a long-lived asset less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.  The Company has recognized nil gain on sales of its mining equipment held for sale for the three months ended March 31, 2024 and March 31, 2023, respectively. For the three months ended March 31, 2024 and March 31, 2023, the Company has not recognized any impairment of its mining equipment held for sale.

On December 18, 2023, the Company signed an interim agreement to build out and install mining operations in connection with the Celsius bankruptcy proceedings at a site in Cedarvale, Texas, in which the Company also made certain of its unused mining infrastructure available for sale. As of December 31, 2023 the Company determined that each of the above criteria to classify long-lived assets to be sold as held for sale were met, and reclassified the carrying value of these assets of $3.9 million to Equipment held for sale. In February 2024, the Company sold $2.0 million of these assets, and the Company expects the remaining assets to be sold by December 31, 2024. As of March 31, 2024, the Equipment held for sale on its Unaudited Condensed Consolidated Balance Sheet was $2.0 million.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Impairment of long-lived assets and goodwill

The Company reviews long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (asset groups) may not be fully recoverable. The asset (asset group) to be held and used that is subject to impairment review represents the lowest level of identifiable cash flows that is largely independent of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered unrecoverable, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Factors the Company considers that could trigger an impairment include, but are not limited to, the following: significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, and significant technological changes that could render the mining equipment or electrical infrastructure assets obsolete. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded in cost and expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2024 and March 31, 2023, there were no impairment losses from continuing operations recognized pertaining to the Company’s single asset group. For the discontinued operations, $6.1 million of impairment losses were recognized pertaining to the Company’s single asset group for the three months ended March 31, 2024. There were no discontinued operations for the three months ended March 31, 2023.

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

The Company evaluates the useful lives of the intangible assets to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, and other economic factors. Intangible assets are amortized on a straight-line basis over their useful lives. The estimated useful lives of the Company’s finite-lived intangible assets are as follows:

Useful life (Years)
Customer relationships	6
Favorable Contract	4
Property Management Agreement	10

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Leases

The Company accounts for its leases under ASC Topic 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the Unaudited Condensed Consolidated Balance Sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.

Upon adoption of ASC 842, for purposes of calculating the right-of-use asset and lease liability, the Company elected to combine lease and related non-lease components as permitted under ASC 842. The Company also elected the short-term lease exception for leases having an initial term of 12 months or less. Consequently, such leases are not recorded in the Unaudited Condensed Consolidated Balance Sheets. The Company recognizes rent expense from its operating leases on a straight-line basis over the lease term.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Managed Services

Under PMAs, the Company provides project management services for the customer’s data centers, which includes end-to-end design, construction, and operating services as required by the customer. PMAs contain a single performance obligation comprised of a series of distinct monthly service periods. The contracts have an initial term ranging from four to ten years; certain contracts include renewal options. In exchange for the provision of the services, the Company is entitled to variable consideration primarily in the form of a fixed monthly management fee based on capacity of the customer’s data centers, plus the reimbursement of certain operating costs, which vary each month. The Company acts as the principal when incurring costs, which are reimbursed by our customers. For some PMAs, the Company may also be entitled to a share of additional hosting services business the Company helps generate for the customer. The variable fees are attributable to the monthly service periods in the contract. Consideration to which the Company is entitled is in the form of cash, and for one of the Company's contracts the Company also receives noncash consideration in the form of equity of the customer. This noncash consideration is measured at fair value at contract inception. The Company recognizes revenue to the extent that a significant reversal of such revenue will not occur. Revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance.

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

Other

Hosting:

The Company has also entered into hosting contracts where it operates mining equipment on behalf of third parties within its facilities. The Company’s hosting contracts are service contracts that contain a single performance obligation. The service the Company provides includes the provision of mining equipment and energized space and typically also includes monitoring, active troubleshooting, and various maintenance levels for the mining equipment.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Consideration to which the Company is entitled under its hosting services agreements can be cash and, in some cases, noncash (Bitcoin) in contracts where the Company receives a percentage of the customer’s daily Bitcoin mined. These contracts are terminable at any time by either party without substantive compensation to the other party for such termination. Therefore, the Company has determined that the duration of these contracts is less than 24 hours and that the contract continuously renews throughout the day. Upon termination, the customer is required to pay the Company any amount due related to previously satisfied performance obligations. The Company has determined that the customer’s renewal right is not a material right as the terms, conditions, and compensation amounts are at then market rates.

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

Customer contracts can include advance payment terms in the form of monthly cash prepayments and/or upfront cash payments at contract inception. Advance payments are recorded as deferred revenue and recognized over time (generally, the month of hosting service to which they relate) as the customer simultaneously receives and consumes the benefits of the Company’s performance. There is no significant financing component in these transactions due to the short-term nature of the payments.

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

Bundled services:

The Company offers certain customers bundled connectivity, colocation, and cloud services. Total consideration in contracts with customers are allocated to distinct performance obligations based on their stand-alone selling prices. The Company determined the standalone selling price to be the list price at which the Company sells connectivity, colocation and cloud services.

Power:

The Company provides capacity and energy to the grid through the natural gas power plants in Ontario, Canada through the majority-owned Far North entities. The power generation facilities that are connected to the Independent Electricity System Operator (“IESO”), which operates Ontario’s power grid, primarily generate revenue from capacity sales. Revenue generated from electricity sales is variable and depends on several factors including but not limited to the supply and demand for electricity, generation capacity in the market, and the prevailing price of natural gas.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Cost of revenues (exclusive of depreciation and amortization)

The Company’s cost of revenue consists primarily of direct costs of generating revenue, including electric power costs, hosting costs, repairs and maintenance, occupancy, materials and supplies costs, and labor.

Stock-based compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors, consultants, and service providers if any, including incentive stock options, non-qualified stock options, stock awards, and stock units based upon the estimated grant-date fair value of the awards.

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

Restricted stock units issued under the Company’s 2023 Omnibus Incentive Plan generally vest equally over a three-year period from grant date. Deferred stock units issued under the Company’s 2023 Omnibus Incentive Plan have been issued in vested state. Stock options issued under the Company’s 2023 Omnibus Incentive Plan pursuant to the Business Combination were issued in vested state. Performance stock units issued under the Company’s 2023 Omnibus Incentive Plan generally have both market-based and service-based vest conditions as per each respective performance stock unit agreement.

Restricted stock units assumed from the Business Combination generally vest equally over a three-year period from the grant date. Deferred stock units from the Business Combination were fully vested upon the assumption date. Both restricted stock units and deferred stock units assumed from the Business Combination continue to be governed under Hut 8’s Omnibus Long-term Incentive Plan; further details are in Note 12. Stock-based compensation.

Stock options issued under the Company’s 2021 Equity Incentive Plan are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a two-year, four-year or six-year period. Certain option awards may vest only upon achievement of specific performance conditions.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of March 31, 2024, and December 31, 2023. The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable.

Net income (loss) per share of common stock

The Company previously calculated basic and diluted net income per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company’s previously outstanding convertible preferred stock were considered participating securities as the holders were entitled to receive aggregated accrued and not paid dividends if/when declared by the board of directors at a dividend rate payable in preference and priority to the holders of common stock; however, as described in Note. 11 Stockholders’ equity, a recapitalization of equity structure occurred in connection to the Business Combination where all series of previously outstanding USBTC preferred stock prior to the Business Combination have been retrospectively recast at an exchange ratio of any series of USBTC preferred stock exchanged for 0.6716 shares of Hut 8 Corp. common stock, rounded down, if applicable, on a holder level based on their aggregate holdings of all USBTC shares. As such, the previously outstanding convertible preferred stock are no longer considered after the retrospective recast of equity.

Under the two-class method, basic net income (loss) per share attributable to common stockholders was calculated by dividing the net income (loss) less any net income allocated to participating securities by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period under the treasury-stock method. For purposes of this calculation, stock options, restricted stock awards, restricted stock units, deferred stock units, performance stock units, and common stock purchase warrants were considered common stock equivalents. In periods where the Company reported a net loss, common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was anti-dilutive. In periods in which the Company reported a net loss, diluted net loss per share attributable to common stockholders was the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

As of July 1, 2023, the Company no longer had participating securities other than common stock. As such, the Company no longer was required to calculate earnings per share (“EPS”) under the two-class method. Basic net income (loss) per share of common stock from continuing operations attributable to the Company and basic net income (loss) per share of common stock from discontinued operations attributable to the Company are computed by dividing net income (loss) from continuing operations and net income (loss) from discontinued operations, respectively, by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock from continuing operations attributable to the Company is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, deferred stock units, performance stock units, and common stock purchase warrants to the extent dilutive under the treasury-stock method. Diluted net income (loss) per share of common stock from discontinued operations attributable to the Company is computed by using the same denominator in calculating diluted net income (loss) per share of common stock from continuing operations attributable to the Company previously noted.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) which may be an individual or decision-making group. The CODM reviews financial information for the purpose of making operating decisions, allocating resources, and evaluating financial performance of the reportable operating segments of the business, based on discrete financial information. The Company’s Chief Executive Officer is currently designated as the CODM. At June 30, 2023, the Company operated as one reportable segment, as two of its then three lines of business were recently launched, and the CODM did not receive discrete financial information or evaluate the business lines separately. Subsequent to the completion of the Business Combination on November 30, 2023, the Company had additional lines of business, and the CODM began receiving discrete financial information for four reportable segments for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s four reporting segments are Digital Assets Mining, Managed Services, High Performance Computing – Colocation and Cloud, and Other. The CODM uses revenue and cost of revenue of the Company’s four operating segments to assess their performance.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Foreign currency

The U.S Dollar is the functional and presentation currency of the Company. The Company consolidates two entities that have a non-U.S. Dollar functional currency. Each of the Company’s subsidiaries determines its own functional currency and items of each subsidiary included in the Unaudited Condensed Consolidated Financial Statements are measured using that functional currency. Assets and liabilities of foreign operations having a functional currency other than the U.S. Dollar are translated at the rate of exchange prevailing at the reporting date and revenues and expenses at average rates during the period. Foreign currency translation adjustments are reflected within accumulated other comprehensive loss (“AOCI”) in stockholders’ equity. Gains and losses from foreign currency transactions are included in net earnings for the period.  Foreign currency-denominated monetary assets and liabilities of the Company are translated using the rate of exchange prevailing at the reporting date, and non-monetary assets and liabilities measured at fair value are translated at the rate of exchange prevailing at the date when the fair value was determined. Revenues and expenses are measured at average rates during the period. Gains or losses on translation of these items are included in earnings. Foreign currency denominated non-monetary assets and liabilities, measured at historic cost, are translated at the rate of exchange at the transaction date.

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

Non-controlling interest

Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity on the Company's Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2024, non-controlling interest on the Company’s Unaudited Condensed Consolidated Balance Sheet consists of 19.99% ownership of non-affiliated party in the Far North Power Corp. (“Far North”) and its subsidiaries. For more details, refer to Note 3. Far North Acquisition.

Note 3. Far North acquisition

The Company completed the stalking horse bid to acquire four natural gas power plants in Ontario, Canada in partnership with Macquarie Equipment Finance Ltd. (“Macquarie”), a subsidiary of Macquarie Group Limited, a global financial services group.

The Company recorded the transaction as a business combination and the assets and liabilities of the power plants were recorded using the fair values on the Company’s consolidated balance sheet on the closing date of February 15, 2024. The estimates of the fair value of assets acquired and liabilities assumed are preliminary and are expected to be finalized before the year ended December 31, 2024.

The Company’s newly created entity called Far North, of which the Company owns 80.01% ownership and the remaining 19.99% of the ownership is represented by Macquarie, purchased assets, liabilities and the business operations of the four natural gas power plants in Iroquois Falls, Ontario; North Bay, Ontario; Kapuskasing, Ontario and Kingston, Ontario.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The purchase price of the transaction is represented below:

(in USD thousands)	Fair value
Cash paid by the Company held in deposit	$7,739
Loan assumed by the Company	24,611
Credit for the equipment invested in the acquisition	8,238
Opening cash invested - Non-controlling interest	2,709
Opening cash invested - Hut 8	2,709
$46,006

The Company paid $7.7 million in August 2023 which was recorded in the Deposits and prepaid expenses on the Company’s Unaudited Condensed Consolidated balance sheet. The Company received a credit of $8.2 million for investing mining infrastructure and equipment at the North Bay, Ontario facility to Far North.

The following table details the preliminary purchase price allocation of the transaction consideration to the valuations of the identifiable tangible and intangible assets acquired and liabilities assumed as of February 15, 2024.

(in USD thousands)
Cash	$3,321
Accounts receivable, net of allowance of $0	2,883
Property and equipment, net	49,776
Accounts payable and accrued expenses	(1,231)
Non-controlling interest	(8,743)
$46,006

As part of the transaction, the Company restructured the loan of $24.6 million with Macquarie under which the Company entered into a sale lease back agreement of the power plant assets at the Iroquois Falls, Ontario. The sale lease back agreement constituted a debt modification rather than a debt extinguishment and has been reflected accordingly on the Company’s Unaudited Condensed Consolidated Balance Sheet as equipment finance lease.

Supplemental disclosures of cash flow information related to investing and financing activities regarding the business combination are as follows for the three months ended March 31, 2024:

(in USD thousands)
Fair value of tangible assets acquired	$55,980
Liabilities assumed	(9,974)
Purchase price consideration	$46,006

The proforma results are not material for disclosure.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued operations

On March 4, 2024, the Company announced the closure of its Drumheller, Alberta mining site after analysis of the Company’s operations. The table below outlines the results of discontinued operations:

	Three Months Ended
	March 31,	March 31,
(in USD thousands)	2024	2023
Revenue:
Digital Assets Mining	$979	$—

Cost of revenue (exclusive of depreciation and amortization shown below):
Digital Assets Mining	2,349	—

Operating expenses (income):
Depreciation and amortization	169	—
General and administrative expenses	22	—
Impairment of long-lived assets	6,065	—
Total operating (income) expenses	6,256	—
Net loss	$(7,626)	$—

	Three Months Ended
Cash flows from Discontinued Operations	March 31,	March 31,
(in USD thousands)	2024	2023
Operating cashflows used in discontinued operations	$(1,392)	$—

Assets and Liabilities of Discontinued Operations	March 31,	December 31,
(in USD thousands)	2024	2023
Assets	$112	$7,240
Liabilities	1,540	—

The Company recorded impairment related to the mining equipment and mining infrastructure after the decision to cease operations at the Drumheller site in Alberta, Canada site. Refer to Note. 7 Property and equipment, net.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Segment information

The following table presents revenue and cost of revenue for the Company’s reportable segments, reconciled to the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended
	March 31,	March 31,
(in USD thousands)	2024	2023
Reportable segment revenue:
Digital Assets Mining	$30,357	$7,646
Managed Services	9,235	5,527
High Performance Computing – Colocation and Cloud	3,326	—
Other	9,218	2,474
Eliminations	(395)	—
Total segment and consolidated revenue	$51,741	$15,647

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Digital Assets Mining	16,622	6,079
Managed Services	2,761	2,383
High Performance Computing – Colocation and Cloud	2,589	—
Other	6,570	45
Eliminations	(395)	—
Total segment and consolidated cost of revenue	$28,147	$8,507

Reconciling items:
Depreciation and amortization	(11,472)	(2,904)
General and administrative expenses	(19,999)	(6,375)
Gains on digital asset	274,574	—
Gain (Loss) on sale of property and equipment	190	(445)
Realized gain on sale of digital assets	—	1,372
Impairment of digital assets	—	(563)
Foreign exchange loss	(2,399)	—
Interest expense	(6,281)	(7,575)
Gain on debt extinguishment	—	23,683
Equity in earnings of unconsolidated joint venture	4,522	3,284
Income tax provision	(4,396)	(289)
Net income from continuing operations	$258,333	$17,328

Loss from discontinued operations (net of income taxes of nil, nil, respectively)	(7,626)	—

Net income	250,707	17,328

Less: Net loss attributable to non-controlling interest	169	—
Net income attributable to Hut 8 Corp.	$250,876	$17,328

The following table presents summarized information for long-lived assets and goodwill by reportable segments:

	March 31,	December 31,
(in USD thousands)	2024	2023
Digital Assets Mining	$151,055	$166,340
Managed Services	5,221	5,221
High Performance Computing – Colocation and Cloud	28,995	31,282
Other	44,525	4,634
Total Long-Lived Assets and Goodwill	$229,796	$207,477

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Digital assets

The following table presents the changes in the carrying amount of digital assets as of March 31, 2024:

(in USD thousands)	Amount
Balance as of June 30, 2023	$851
Cumulative effect upon adoption of ASU 2023-08	38
Bitcoin assumed through the Business Combination	344,283
Other digital assets assumed through the Business Combination	241
Revenue recognized from Bitcoin mined	41,477
Hosting revenue received in Bitcoin	2,027
Mining revenue earned in prior period received in current period	212
Carrying value of Bitcoin sold	(41,548)
Change in fair value of Bitcoin	32,493
Change in fair value of other digital assets	133
Foreign currency translation adjustments	8,595
Mining revenue not received	(292)
Balance as of December 31, 2023	$388,510
Revenue recognized from Bitcoin mined	31,336
Hosting revenue received in Bitcoin	1,814
Mining revenue earned in prior period received in current period	292
Carrying value of Bitcoin sold	(37,929)
Change in fair value of Bitcoin	274,540
Carrying value of other digital assets sold	(407)
Change in fair value of other digital assets	34
Foreign currency translation adjustments	(9,295)
Balance as of March 31, 2024	$648,895

Number of Bitcoin held as of March 31, 2024	9,102
Cost basis of Bitcoin held as of March 31, 2024	$348,549
Realized gains on the sale of Bitcoin for the three months ended March 31, 2024	$4,431

The Company’s digital assets are either held in custody or held in a segregated custody account under the Company’s ownership and pledged as collateral under a borrowing arrangement. The details of the digital assets are as follows:

	Amount		Number of digital assets
(in USD thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Current
Bitcoin held in custody	$1,154	$4,583	16	109
Other digital assets held in custody	—	380	—	55,008
Total current digital assets - held in custody	1,154	4,963	16	55,117

Non-current
Bitcoin held in custody	514,287	282,997	7,214	6,704
Total non-current digital assets - held in custody	$514,287	$282,997	7,214	6,704

Non-current
Bitcoin pledged as collateral	133,454	100,550	1,872	2,382
Total non-current digital assets - pledged as collateral	133,454	100,550	1,872	2,382

Total digital assets	$648,895	$388,510	9,102	64,203

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Property and equipment, net

The components of property and equipment were as follows:

(in USD thousands)	March 31, 2024	December 31, 2023
Mining infrastructure	$20,704	$26,110
Miners and mining equipment	76,413	89,521
Data center infrastructure	8,740	8,772
Computer and network equipment	8,045	8,254
Right-of-use assets - Finance lease	26,772	1,377
Leasehold improvements	720	742
Land and land improvements	50	50
Power plant assets	15,305	—
Construction in progress	14,590	12,471
Property and equipment, gross	171,339	147,297
Less: Accumulated depreciation	(27,645)	(29,228)
Property and equipment, net	$143,694	$118,069

Depreciation and amortization expense related to property and equipment was $10.9 million, and $2.9 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Salt Creek substation purchase

On December 29, 2023, the Company purchased a substation in Culberson County, Texas, as well as the 1.9 acres of land on which the substation sits, for a total of $7.1 million to be paid in cash consideration. In February 2024, the Company began construction on a new digital asset mining site on this land, giving the optionality for the Company to expand its self-mining fleet. As of March 31, 2024, the full cash consideration of $7.1 million was paid.

Impairment of long-lived assets

On March 6, 2024, the Company announced the closure of its Drumheller site in Alberta, Canada. The Company further assessed the profitability of the site which indicated that an impairment triggering event had occurred. Accordingly, with the closure of the Drumheller site, the long-lived assets of the site were fully written down. This resulted in a write down of $6.1 million which is reflected in the Loss from discontinued operations in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company did not have an impairment on its long-lived assets for the three months ended March 31, 2023.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Investments in unconsolidated joint venture

On November 25, 2022, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Compute North Member, LLC to purchase their 50 percent membership interest in TZRC, an early stage operator of vertically integrated digital assets mining and power facilities. The transaction closed on December 6, 2022. As of June 30, 2023, the Company determined that the fair value of the net assets acquired differed from the carrying value of the estimated fair value of the underlying net assets acquired in an amount of approximately $22.4 million. This difference is attributable to depreciable and amortizable assets and liabilities and in accordance with ASC 323, will be accreted within equity in earnings of unconsolidated joint venture in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2024, and 2023, the amount of accretion was $1.7 million and $2.0 million, respectively.

The consideration paid consisted of cash of $10.0 million and the assumption of a senior secured promissory note (the “TZRC Secured Promissory Note”) with a fair value estimate as of transaction date of approximately $95.1 million. The Company also assumed a PMA (intangible asset) with a fair value estimate as of the transaction date of approximately $5.9 million. The $10.0 million in cash was sourced from funds the Company had previously received under the terms of a subscription agreement from a third party. The subscription agreement was subsequently superseded by and the funds released under a promissory note from the same third party. See Note 9.  Loans payable for a discussion of the assumed promissory note from the TZRC transaction and the promissory note from a third party (“TPN”).

TZRC is an operating joint venture where both members jointly control the essential areas of the entity’s business. The purpose of TZRC is to develop, construct, install, own, finance, rent and operate one or more modular data centers located on or near renewable power sources for purposes of digital assets mining. The entity both self-mines and provides hosting services, both of which began in August 2022. Pursuant to the Agreement, the Company assumed the role of property manager under a PMA to provide day-to-day management and oversight services of TZRC’s data center facilities. The service contract has a term of 10 years and automatically renews for successive one-year terms unless either party provides written notice of non-renewal. As property manager, the Company is entitled to approximately $1.5 million per year, subject to downward adjustment based on capacity utilization of TZRC’s data centers. In addition, the PMA allows pass through costs on behalf of the Company, such as payroll and other incidental costs. Pass through costs for the three months ended March 31, 2024 were approximately $0.4 million.

The Company accounts for its 50% interest in TZRC using the equity method of accounting. For the three months ended March 31, 2024, the Company recorded its ownership percentage of income of TZRC within equity in earnings of unconsolidated joint venture in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for $2.8 million. The carrying value of the Company’s investment in TZRC was $76.2 million as of March 31, 2024 and is included in the Company’s Unaudited Condensed Consolidated Balance Sheets.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

A summarized consolidated income statement and balance sheet for TZRC as of March 31, 2024 follows:

Condensed Consolidated Income Statements
	Three Months Ended
	March 31,	March 31,
(in USD thousands)	2024	2023
Revenues, net	$41,194	$31,195
Gross profit	21,595	18,369
Net income	5,558	2,547
Net income attributable to investee	2,779	1,274

Condensed Consolidated Balance Sheets
	March 31,	December 31,
(in USD thousands)	2024	2023
Cash	$29,573	$42,567
Total current assets	41,968	46,702
Property and equipment, net	144,391	190,056
Total other assets	34,477	34,514
Current liabilities	26,790	29,991
Noncurrent liabilities	15,520	17,486
Members equity	178,527	223,795

Note 9. Loans payable

Details of the Company’s loans payables are as follows:

(in USD thousands)			March 31,	December 31,
Issuance Date	Maturity Date	Interest Rate	2024	2023
TZRC Secured Promissory Note
December 6, 2022	April 8, 2027	15.25%	$73,960	$81,870

Third Party Note
December 6, 2022	December 5, 2027	18.00%	—	11,490

Anchorage Loan
February 3, 2023	February 2, 2028	14.00%	38,805	44,363

Coinbase Credit Facility
June 26, 2023	June 25, 2024	10.50%	64,839	49,724

Total			$177,604	$187,447
Less: current portion			66,983	64,127
Long-term portion			$110,621	$123,320

During the three months ended March 31, 2024 and March 31, 2023, total principal payments of the Company’s debt were $29.4 million and $4.5 million, respectively. During the three months ended March 31, 2024 and March 31, 2023, the Company recorded amortization of debt issuance costs of $1.5 million and $1.2 million, respectively. During the three months ended March 31, 2024 and March 31, 2023, interest expense was $6.3 million and $7.6 million, respectively.

The Company accounts for all of its loans payable in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470”), ASC 815, Derivatives and Hedging (“ASC 815”), and ASC 480, Distinguishing Liabilities from Equity (“ASC 840”). The Company evaluated all of its loans payable to determine if there were any embedded components that qualified as derivatives to be separately accounted for. No embedded derivative features requiring bifurcation were identified.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The stated interest on the TZRC Secured Promissory Note accrues at a rate per annum equal to the lesser of (a) a varying rate per annum equal to the sum of (i) the prime rate as published in The Wall Street Journal, plus (ii) 12.0% per annum, (b) 15.25% per annum and (c) the maximum rate of non-usurious interest permitted by law. The Company has the option to defer the interest until maturity of the note under a paid-in-kind (“PIK”) payment option. The Company elected to apply the PIK payment option. Accordingly, the interest increases the principal amount of the secured promissory note. PIK interest is payable upon maturity of the note in April 2027, unless or until any portion or all of the promissory note is prepaid under the prepayment option, see discussion below. The Company is also subject to post-default interest of an additional 2% upon occurrence of an event of default. The higher interest rate applies from the date of non-payment until such amount is paid in full. As of March 31, 2024, the interest rate on the secured promissory note was 15.25%.

The Company has the option to prepay the secured promissory note in whole or in part without premium or penalty. There are no required minimum monthly payments. When distributions are made from TZRC to the Company, normally on a monthly basis, the Company uses 100% of those funds to immediately pay down the TZRC Secured Promissory Note. Any prepayment would be accompanied by all accrued and unpaid interest on the principal amount prepaid. The TZRC Secured Promissory Note is secured by a first priority security interest in the Company’s membership interest in TZRC. The Company is not a guarantor of the TZRC Secured Promissory Note, and there is no recourse to the Company.

As of March 31, 2024, approximately $75.1 million in principal and PIK interest, exclusive of a $1.2 million discount, was outstanding under the TZRC Secured Promissory Note, with payment of principal and PIK interest due upon the first to occur of (a) the date that is five years from origination on April 8, 2022, (b) the date of any event of dissolution of TZRC, and (c) the date of the closing of certain events specified in TZRC’s governing documents.

Third Party Note

On December 6, 2022, the Company, entered into a $10.0 million note with a third party (the “TPN”). The TPN replaced an October 7, 2022, letter agreement between the Company and a third party, wherein the third party agreed, per a subscription agreement, to purchase shares of the Company approximating $10.0 million if certain conditions were met. Funds received under the subscription agreement had been recorded as subscription received in advance (current liability) at September 30, 2022. Under the terms of the letter agreement, the third party allowed the Company to retain the $10.0 million in funds and upon conversion to the TPN, to be used as consideration to fund the acquisition of TZRC (see Note 8. Investment in unconsolidated joint venture).

The TPN matures December 5, 2027 and bears an interest rate of 6.0% per annum. Interest is PIK as an addition to and capitalization on, the outstanding principal. The TPN is secured by certain assets of the Company and does not have financial covenants. On May 16, 2023, the Company amended its TPN. Under the amended TPN, the interest rate was increased to 18.0% per annum, and full repayment of the note is required within 45 days following the consummation of the Business Combination Agreement.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In January 2024, the outstanding balance of the TPN, including all PIK interest, was paid in full.

Anchorage Loan

In February 2023, the Company restructured its outstanding Equipment Loan and Security Agreements (the “Anchorage Loan”). The restructuring was accounted for under ASC 470-50 Modifications and Extinguishments. The stated interest rate is 14.0% and is subject to adjustment after each year the loan is outstanding, if the Company does not elect to prepay the Anchorage Loan. Interest rate changes are fixed not variable. The Anchorage Loan allows the Company to capitalize unpaid and accrued interest into the principal amount subject to certain conditions. This type of interest is often referred to as PIK interest. Interest is earned on the first of each annual date, and accrues on the principal balance and PIK interest from prior periods. The Company also paid approximately $0.7 million in closing fees, issued 1,987,936 shares of common stock with an approximate value of $0.8 million, and paid a termination fee of approximately $0.4 million. Monthly payments are due beginning on March 15, 2023 and represent 100% of net monthly cash flow from the immediately preceding calendar month activity related to certain Company miners which are being hosted at a third-party facility. The net monthly cash flow payment is allocated as follows: first, to pay all unpaid fees, costs and expenses; second, to the payment of accrued and unpaid interest on the Anchorage Loan; and third, to the principal amount of the Anchorage Loan. If net monthly cash flows for a given month are zero or negative, then no monthly payment is due for such month.

The Anchorage Loan is secured by approximately 24,000 miners and all property, equipment, machinery, and all other assets located in the Company’s Niagara Falls, New York facility. On April 25, 2023, the Anchorage Loan was amended so that interest accrues on the principal balance only and does not include prior period PIK interest. As of March 31, 2024, the Company has $42.6 million outstanding with Anchorage, exclusive of deferred financing costs of $3.7 million.

Coinbase credit facility

The Company assumed the $50.0 million credit facility with Coinbase Credit, Inc. (“Coinbase”) as part of the Business Combination. The original credit facility was established on June 26, 2023. The loan bears interest at a rate of 5.0% plus the greater of (i) the US Federal Funds Target Rate – Upper Bound and (ii) 3.25%. The credit facility has drawdowns made available in three tranches: $15.0 million available from loan inception to 15 business days thereafter, $20.0 million available starting 30 calendar days after loan inception to 15 business days thereafter, and $15.0 million available the day after the closing of the Business Combination and 15 business days thereafter. The credit facility is fully repayable 364 days from the date of first drawdown. On or prior to a drawdown, the Company is required to pledge, as collateral, Bitcoin with custodian Coinbase Custody Trust Company, LLC., to be held in a segregated custody account under the Company’s ownership, such that the loan-to-value ratio of principal outstanding of the loan and the fair value of collateral is equal to or less than 60%. If the value of the collateral under the credit facility decreases past a specified margin, the Company may be required to post additional Bitcoin as collateral. As of March 31, 2024, the Company has $65.0 million outstanding with Coinbase, exclusive of deferred financing costs of $0.2 million.

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

Note 10. Leases

The Company’s operating leases are for its offices and mining facilities. The Company also has finance leases which are primarily related to equipment used at its data centers and the newly acquired Far North power plant at Iroquois Falls, Ontario.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the right-of-use assets and lease liabilities as of March 31, 2024, and December 31, 2023:

	March 31,	December 31,
(in USD thousands)	2024	2023
Right-of-use assets:
Operating leases	$13,449	$14,534
Finance leases	26,528	1,294
Total right-of-use assets	$39,977	$15,828

Lease liabilities:
Operating leases	$14,404	$14,962
Finance leases	26,643	1,409
Total lease liabilities	$41,047	$16,371

The Company entered into a sale lease back transaction with Macquarie as part of the Far North transaction. The finance lease related to the Iroquois Fall power plant in Ontario, Canada is secured by the assets that exist at the power plant.

The Company’s lease costs are comprised of the following:

	Three Months Ended
(in USD thousands)	March 31, 2024	March 31, 2023
Operating leases
Operating lease cost	$667	$52
Variable lease cost	262	18
Operating lease expense	929	70
Short-term lease expense	26	65
Total operating lease expense	955	135
Finance leases
Amortization of financed assets	187	—
Interest on lease obligations	22	—
Total finance lease expense	209	—
Total lease expense	$1,164	$135

The following table presents supplemental lease information:

	Three Months Ended
(in USD thousands)	March 31, 2024	March 31, 2023
Operating cash outflows - operating leases	$699	$117
Operating cash outflows - finance leases	$22	$—
Financing cash outflows - finance leases	$179	$—

Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—
Right-of-use assets obtained in exchange for finance lease liabilities	$25	$—

	Three Months Ended
	March 31, 2024	March 31, 2023
Weighted-average remaining lease term - operating leases	10.8	3.3
Weighted-average remaining lease term - finance leases	4.5	—
Weighted-average discount rate(1) – operating leases	11.2%	7.0%
Weighted average discount rate - finance leases	9.9%	—%

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the Company’s future minimum operating lease payments as of March 31, 2024:

Operating
(in USD thousands)	Leases
Remainder of 2024	$1,960
2025	2,973
2026	2,821
2027	2,561
2028	2,105
Thereafter	4,037
Total undiscounted lease payments	16,457
Less present value discount	(2,053)
Present value of operating lease liabilities	$14,404

The following table presents the Company’s future minimum finance lease payments as of March 31, 2024:

Finance
(in USD thousands)	Leases
Remainder of 2024	$4,642
2025	7,606
2026	6,941
2027	6,941
2028	6,363
Thereafter	—
Total undiscounted lease payments	32,493
Less present value discount	(5,850)
Present value of finance lease liabilities	$26,643

Note 11. Stockholders’ equity

Authorized Shares

The Company’s certificate of incorporation, as amended, authorized 1,000,000,000 shares of common stock having a par value of $0.01 per share and 25,000,000 shares of preferred stock having a par value of $0.01 per share.

The Business Combination constituted a business combination and was accounted for using the acquisition method of accounting. In addition, a recapitalization of equity structure occurred where the equity structure of the Company reflects the equity structure of the legal parent as a result of the Business Combination, in this case the combined company named “Hut 8 Corp.”, otherwise referred to as the Company. These Unaudited Condensed Consolidated Financial Statements contain recast stockholders’ equity balances resulting from the retroactive application of recapitalization accounting in accordance with US GAAP, except where otherwise noted. Pursuant to the terms of the Business Combination Agreement effective on November 30, 2023, stockholders of USBTC received 0.6716 of a share of the Company’s common stock for each share of USBTC capital stock. Legacy Hut shareholders received 0.2000 of a share of the Company’s common stock for each Legacy Hut common share. All previously outstanding USBTC common stock, all series of previously outstanding USBTC preferred stock, previously outstanding USBTC stock options, and previously outstanding USBTC restricted stock awards are presented in the recast Unaudited Condensed Consolidated Statements of Stockholders’ Equity and in the accompanying notes on an as-converted basis, converted at the ratio of 0.6716 for USBTC. Fractional shares, if any, were rounded down to the nearest whole share at a stockholder level. Fractional options, if any, were rounded down to the nearest whole option at an award level.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The retrospective application of recapitalization on all series of previously outstanding USBTC preferred stock prior to the Business Combination is as recast in the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and was done at an exchange ratio of one share of any series of USBTC preferred stock exchanged for 0.6716 shares of the Company’s common stock, rounded down, if applicable, on a holder level based on their aggregate holdings of all USBTC shares. The retrospective application of recapitalization on previously outstanding USBTC common stock prior to the Business Combination is as follows, rounded down, if applicable, on a holder level based on their aggregate holdings of all USBTC shares:

		Shares of USBTC	USBTC common
		common stock	stock to
		prior to the	Hut 8 Corp.	Recapitalization
		Business	common stock	of
Period	Description	Combination	exchange ratio	common stock
Three months ended March 31, 2023	Issuance of common stock	2,960,000	0.6716	1,987,936
Three months ended March 31, 2023	Cancellation of restricted stock awards	(1,441,913)	0.6716	(968,388)
Three months ended March 31, 2023	Stock-based compensation	1,048,912	0.6716	704,449

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

The reverse recapitalization of equity structure on previously outstanding USBTC common stock prior to the Business Combination is as mentioned above in this note.

As mentioned in Note 9. Loans payable, USBTC issued 1,987,936 shares of USBTC common stock to Anchorage as part of its debt restructuring.

Preferred stock

The reverse recapitalization of equity structure on all series of previously outstanding USBTC preferred stock prior to the Business Combination is as mentioned above in this note.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Common stock warrants

In connection to the Business combination, common share warrants to purchase Legacy Hut common shares outstanding immediately before the Business Combination have been assumed by the Company pursuant to the Business Combination. The common stock purchase warrants post-Business Combination are entitled to receive upon exercise, in lieu of Legacy Hut common shares, shares of common stock of the Company at an exchange ratio of 0.2000, rounded down to the nearest whole share at a warrant agreement level if applicable, and at an exercise price of the original exercise price divided by the exchange ratio of 0.2000, rounded up to the nearest whole cent if applicable. The common stock purchase warrants include a net share settlement clause at the discretion of the warrant holder, which may result in a variable number of shares being issued for a fixed price due to the use of a certain volume-weighted average price of shares. The Company accounts for its common stock purchase warrants as equity instruments based on the specific terms of the common stock purchase warrant agreements, and has recorded them in additional paid-in capital in equity based on their fair value on the date of assumption. Common stock purchase warrants are valued at inception, upon events such as an exercise, and at subsequent reporting periods if applicable. The classification of the common stock purchase warrants, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period. The fair value of each common stock purchase warrant is estimated on the date of issuance or assumption using the Black-Scholes pricing model.

The common stock purchase warrants assumed in the Business Combination expire on September 17, 2026.

Transactions involving the Company’s equity-classified common stock purchase warrants are summarized as follows:

			Weighted
		Weighted average	average remaining
	Number of	exercise price	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	(in years)
Outstanding as of December 31, 2023	1,895	$—	2.8
Outstanding as of March 31, 2024	1,895	$—	2.5

The changes in accumulated other comprehensive income, net of tax, is as follows:

	December 31,	Net	March 31,
(in USD thousands)	2023	Change	2024
Foreign currency translation adjustment gain (loss)	$10,761	$(11,109)	$(348)
Total	$10,761	$(11,109)	$(348)

Note 12. Stock-based compensation

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

On March 16, 2021, USBTC established the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan allowed USBTC to award stock options, stock appreciation rights, restricted awards and performance awards to employees, consultants, and directors of USBTC and its affiliates. Cancelled and forfeited awards are returned to the 2021 Plan for future awards. Pursuant to the Business Combination, the USBTC stock options outstanding under the 2021 Plan immediately before the Business Combination were exchanged for 0.6716 stock options of the Company, rounded down to the nearest whole option at an award level, with an exercise price equal to the exercise price of the replaced USBTC stock option immediately before the Business Combination divided by 0.6716, rounded up to the nearest whole cent if applicable (“USBTC Replacement Options”).

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In connection to the Business Combination, equity awards outstanding under Legacy Hut’s, the accounting acquiree, Omnibus Long-term Incentive Plan established on February 15, 2018, as amended, (the “2018 Plan”) were amended to settle in shares of the Company’s common stock, for restricted share units and deferred share units, or were cancelled under the 2018 Plan and reissued under the Company’s 2023 Omnibus Incentive Plan (the “2023 Plan”), for stock options, all at an exchange ratio of 0.2000 effective November 30, 2023. The exercise price of stock options under the 2018 Plan immediately before the Business Combination was divided by the exchange ratio of 0.2000 rounded up to the nearest whole cent, if applicable, to obtain the exercise price of the reissued stock options. Fractional awards, if any, were rounded down to the nearest whole award unit at an award level. The replaced stock options are governed by the Company’s 2023 Plan and the amended restricted stock units and deferred stock units are governed by the 2018 Plan with all replaced or amended awards having the same terms and conditions except otherwise noted. The 2018 Plan allowed Legacy Hut to award stock options and restricted share units to employees, consultants, service providers, and directors of Legacy Hut and its affiliates, and deferred share units to employees and directors of Legacy Hut. 1,553,254 shares of common stock have been authorized and registered to be issued under the 2018 Plan.

Effective November 27, 2023, the Company established the 2023 Plan. Under the 2023 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, deferred stock units, other stock-based awards, and stock bonuses can be granted to employees, consultants, and directors of the Company and its affiliates. Cancelled and forfeited awards are returned to the 2023 Plan for future awards. 6,065,682 shares of common stock have been authorized and registered to be issued under the 2023 Plan. As at March 31, 2024, only restricted stock units, deferred stock units, performance stock units, and stock options as replacements of Legacy Hut stock options have been granted under the 2023 Plan.

The Company’s stock-based compensation expense recognized during the three months ended March 31, 2024 and the three months ended March 31, 2023 is included in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and is as follows:

	Three Months Ended
(in USD thousands)	March 31, 2024	March 31, 2023
Restricted stock awards	$—	$687
Stock options	949	347
Restricted stock units	3,398	—
Performance stock units	127	—
Total stock-based compensation	$4,474	$1,034

Time-based restricted stock awards

On October 10, 2021, USBTC awarded 395,908 time-based restricted stock awards, with an estimated fair value of $3.38 per share. USBTC estimated the fair value as of September 30, 2021, utilizing the market approach and other fair value measurement techniques such as the backsolve method, which derives the equity value for USBTC from a transaction involving USBTC’s own securities, in this case, USBTC’s Series B preferred stock offering on September 30, 2021. 263,939 of these awards were cancelled in February 2023 as noted below.

On January 5, 2023, USBTC awarded 704,449 time-based restricted stock awards with an estimated fair value of $0.39 per share. USBTC estimated the fair value of $0.39 as of December 31, 2022 utilizing a market approach and the Guideline Public Company Method to derive an estimated equity value from publicly traded companies deemed comparable to USBTC. Once the equity value was determined, USBTC used the option pricing method to allocate fair value to USBTC’s individual securities outstanding at the time.

In February 2023, USBTC cancelled 704,449 restricted stock awards which it had awarded on January 5, 2023 and also cancelled 263,939 restricted stock awards from other previously issued restricted stock grants, and accordingly recognized compensation expense at that time in the amount of the remaining unrecognized compensation expense for all of these awards of $0.6 million.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The assumptions used in the option pricing method and the backsolve method as of December 31, 2022 and September 30, 2021 were as follows:

	December 31,	September 30,
	2022	2021
Dividend yield	—%	—%
Expected price volatility	120%	100%
Risk-free interest rate	4.41%	0.28%
Expected term	2.0 years	2.0 years

There was no time-based restricted stock award activity during the three months ended March 31, 2024. A summary of USBTC’s unvested time-based restricted stock awards for the three months ended March 31, 2023 is as follows:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	shares	fair value	intrinsic value
Unvested as of December 31, 2022	263,939	$3.38	$102
Granted	704,449	0.39
Vested	—	—	—
Cancelled	(968,388)	1.20
Unvested as of March 31, 2023	—	$—	$—

There was no remaining unrecognized compensation expense related to time-based restricted stock awards as of March 31, 2023.

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

Immediately prior to the closing of the Business Combination, 6,686,123 USBTC stock options were converted into 4,490,375 USBTC Replacement Options, based on an exchange ratio of 0.6716, rounded down to the nearest whole stock option at an award level. The exercise price of the USBTC Replacement Options is equal to the exercise price of the replaced USBTC stock option immediately before the Business Combination divided by 0.6716, rounded up to the nearest whole cent if applicable. USBTC treated the exchange as a Type I modification (probable-to-probable).

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As previously described in this note, in connection to the Business Combination consummated on November 30, 2023, Legacy Hut stock options under the 2018 Plan were cancelled and reissued under the Company’s 2023 Plan at a 0.2000 ratio, rounded down if applicable at a grant level. The exercise price of stock options under the 2018 Plan immediately before the Business Combination were divided by the exchange ratio of 0.2000 rounded up to the nearest whole cent, if applicable, to obtain the exercise price of the replacement stock options. 115,000 Legacy Hut stock options were cancelled under the 2018 Plan and 23,000 replacement stock options were issued under the 2023 Plan with a weighted-average exercise price of $18.41 per share. The weighted-average fair value of these replacement stock options of $7.02 per share were estimated as described in this Note with the exception of expected stock volatility where the assumption of the replacement stock options converged with the acquiree awards’ (Legacy Hut stock options) as of the Business Combination consummation; all other assumptions also converged with the acquiree awards’ as of the Business Combination consummation. These 23,000 replacement stock options were fully vested on the Business Combination date. As such, there is no further unrecognized compensation expense related to these replacement stock options.

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

No stock options were granted by the Company during the three months ended March 31, 2024. The following assumptions were used in determining the fair value of USBTC’s stock options during the three months ended March 31, 2023:

Three Months Ended
March 31,
2023
Dividend yield	—%
Expected price volatility	100%
Risk-free interest rate	3.82% – 3.90%
Expected term (in years)	5.5 – 8.0

As of March 31, 2024 there were 2,295,447 unvested service-based options.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of stock options is below for the three months ended March 31, 2024 and March 31, 2023:

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2023	4,513,375	$0.48	$58,150	8.8
Granted	—	—
Exercised	(341,013)	0.39	2,868
Forfeited or canceled	(59,044)	0.39
Outstanding as of March 31, 2024	4,113,318	$0.49	$43,562	8.3
Vested and exercisable as of March 31, 2024	1,817,871	$0.62	$19,115	8.0

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2022	2,122,742	$2.89	$—	9.0
Granted	2,469,134	0.39
Exercised	—	—	—
Forfeited or canceled	(44,616)	0.39
Outstanding as of March 31, 2023	4,547,260	$0.39	$—	9.3
Vested and exercisable as of March 31, 2023	474,359	$0.39	$—	8.4

The Company had approximately $2.6 million of total unrecognized compensation expense related to stock options granted under the Rollover Option Plan as of March 31, 2024, which is expected to be recognized over a weighted-average remaining vesting period of approximately 0.8 years.

The weighted average grant-date fair value of stock options was $0.31 per share for the three months ended March 31, 2023.

Restricted stock units

Restricted stock units granted under the 2023 Plan, and those governed under the 2018 Plan that are settleable in shares of common stock of the Company, entitle recipients to receive a number of shares of the Company’s common stock over a vesting period, as per each respective restricted stock unit agreement. At the Company’s discretion, restricted stock units may be settled in shares of common stock or cash in lieu of settling in shares or a combination of shares of common stock and cash, and the Company currently does not intend to settle any restricted stock units in cash or in a combination of shares of common stock and cash.

Stock-based compensation expense related to share-settled restricted stock units is based on the fair value of the Company’s common stock on the date of grant for restricted stock units under the 2023 Plan. For restricted stock units under the 2018 Plan, the stock-based compensation expense is based on the fair value of the Company’s common stock on the date of the Business Combination's consummation. The Company recognizes stock-based compensation expense associated with such share-settled restricted stock unit awards on a graded basis over the awards’ service-based vesting tranches. Share-settled restricted stock unit awards granted up to March 31, 2024 vest in equal annual installments over a three-year period or for non-employee directors, fully vest by a certain date (unless accelerated in connection with a change in control event under specified conditions as set forth in the applicable restricted stock unit agreement or otherwise in accordance with provisions of the award's governing plan or applicable agreement).

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents a summary of the activity of the service-based restricted stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2023	1,554,347	$10.36	$20,735
Granted	435,187	8.39
Vested	(156,297)	9.63	1,561
Forfeited	(35,093)	12.11
Unvested as of March 31, 2024	1,798,144	$9.92	$19,852

The Company had approximately $9.8 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan and 2018 Plan that are settleable in shares of common stock of the Company as of March 31, 2024, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.0 years. The Company had no restricted stock unit activity during the three months ended March 31, 2023.

Deferred stock units

Deferred stock units granted under the 2023 Plan, and those governed under the 2018 Plan that are settleable in shares of common stock of the Company, entitled recipients to receive a number of shares of the Company’s common stock over a vesting period if applicable, as per each respective deferred stock unit agreement. At the Company’s discretion, deferred stock units may be settled in shares of common stock or cash in lieu of settling in shares or a combination of shares of common stock and cash, and the Company currently does not intend to settle any deferred stock units in cash or in a combination of shares of common stock and cash.

Stock-based compensation expense related to share-settled deferred stock units is based on the fair value of the Company’s common stock on the date of grant for deferred stock units under the 2023 Plan. For deferred stock units under the 2018 Plan, the stock-based compensation expense is based on the fair value of the Company’s common stock on the date of the Business Combination’s consummation. The Company recognizes stock-based compensation expense associated with such share-settled deferred stock unit awards on a graded basis over the awards’ vesting tranches. Share-settled deferred stock unit awards granted to date are granted in vested state and can only be settled for shares of common stock of the Company upon the participant’s departure from the Company.

The following table presents a summary of the activity of the deferred stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Vested and outstanding as of December 31, 2023	91,804	$9.73	$1,225
Vested and outstanding as of March 31, 2024	91,804	$9.73	$1,014

There was no remaining unrecognized compensation expense related to deferred stock units as of March 31, 2024. The Company had no deferred stock unit activity during the three months ended March 31, 2023.

Performance stock units

Performance stock units granted under the 2023 Plan entitle recipients to receive a number of shares of the Company’s common stock based on market and service conditions as per each respective performance stock unit agreement. At the Company’s discretion, performance stock units may be settled in shares of common stock or cash in lieu of settling in shares or a combination of shares of common stock and cash, and the Company currently does not intend to settle any performance stock units in cash or in a combination of shares of common stock and cash. In March 2024, the Company awarded 1,293,626 market-based performance stock units to certain employees, including to its Chief Executive Officer and Chief Strategy Officer.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The performance stock units granted as of March 31, 2024 have market-based and service-based vest conditions. These performance stock units vest approximately three years from grant date and if the Company’s stock price, on a basis of the highest volume-weighted average stock price of the Company over a 20 consecutive trading day period during a certain measurement period within the vest period, exceeds the Company’s 20 consecutive trading day volume-weighted average stock price as of a certain date by at least 50% or at least 100% (“VWAP Goal”), then the percentage of performance stock units eligible to vest is 100% or 200% of the number of performance stock units granted, respectively. Any performance stock units that become eligible to vest as per their respective agreements will vest as of the end of the measurement period. These performance stock units do not have interpolation conditions on the percentage of units that are eligible to vest.

The VWAP Goal is considered a “market condition” under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), and as such, the Company used a Monte Carlo simulation model to determine the grant-date fair value of performance stock units with a market condition. The Monte Carlo simulation takes into account the probability that the market condition will be achieved based on predicted stock price paths compared to a publicly traded set of peer companies in addition to the below assumptions:

Three Months Ended
March 31,
2024
Dividend yield	—%
Expected price volatility	115%
Risk-free interest rate	4.38%
Expected term (in years)	3.0

The Company recognizes stock-based compensation expense associated with performance stock unit awards on a graded basis over the awards’ derived service period. Stock-based compensation expense associated with performance stock units is not adjusted in future periods for the success or failure to achieve the specified market conditions. The weighted-average derived service period of performance stock units granted during the three months ended March 31, 2024 was three years.

The following table presents a summary of the activity of the performance stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2023	—	$—	$—
Granted	1,293,626	17.94
Unvested as of March 31, 2024	1,293,626	$17.94	$28,563

As of March 31, 2024, unrecognized stock-based compensation expense related to the Company’s performance stock units was $23.1 million, which is expected to be recognized over a remaining weighted-average period of approximately three years.

Subsequent awards

In May 2024, the Company awarded 225,804 service-based restricted stock units under its 2023 Plan to certain employees, including to its Chief Legal Officer, with a weighted average grant-date fair value of $8.27 per unit. These restricted stock units vest in equal annual installments over a three-year period. In April 2024 and May 2024, the Company awarded 177,505 and 81,301 performance stock units, respectively, under its 2023 Plan to certain employees, including to its Chief Legal Officer, with market-based and service-based vest conditions consistent with the performance stock units disclosed in this note. The performance stock units awarded in April 2024 and May 2024 have a weighted average grant-date fair value of $13.34 and $14.60 per unit, respectively.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Net income (loss) per share of common stock

Basic and diluted net income (loss) per share attributable to common stockholders is computed in accordance to Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Net income (loss) per share of common stock. In addition, as mentioned in Note 11. Stockholders’ equity, a recapitalization of equity structure occurred in a historical period and these unaudited condensed consolidated financial statements contain recast stockholders’ equity balances resulting from the retroactive application of recapitalization accounting in accordance with US GAAP. As such, the net income (loss) per share of common stock computations below for the historical period reflects the retroactive application of recapitalization.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share of common stock as their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31, 2024	March 31, 2023
Unvested restricted stock awards (1)	—	239,195
Stock options	23,000	4,547,260
Restricted stock units	465,313	—
Warrants	1,895	—
Total	490,208	4,786,455

(1) Total common shares outstanding are inclusive of unvested restricted stock awards. The computation of basic net income (loss) per share excludes unvested restricted stock awards.

In accordance with FASB ASC Topic 260, Earnings Per Share (“ASC 260”), for potentially dilutive securities whose issuance is contingent upon the satisfaction of certain conditions that are not satisfied by the end of the reporting period, the number of potentially dilutive securities included in the computation of diluted net income (loss) per share of common stock is based on the number of shares issuable if the end of the reporting period were the end of the contingency period. As such, market-based performance stock units that were outstanding during the three months ended March 31, 2024 were not included in the computation of diluted net income (loss) per share of common stock given their market-based performance conditions were not met if the reporting period end was deemed the end of the awards’ performance measurement period for ASC 260 purposes.

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share of common stock computations for the periods presented:

	Three Month Ended
(in USD thousands, except share and per share amounts)	March 31, 2024	March 31, 2023
Numerator:
Net income attributable to Hut 8 Corp.	$250,876	$17,328
Less: loss from discontinued operations (net of income taxes of $nil, nil, respectively)	7,626	—
Net income from continuing operations attributable to Hut 8 Corp.	$258,502	$17,328
Loss from discontinued operations (net of income taxes of $nil, nil, respectively) attributable to Hut 8 Corp.	$(7,626)	$—
Denominator:
Weighted average shares of common stock outstanding – basic	89,149,845	42,464,291
Dilutive impact of outstanding equity awards	4,546,838	76,646
Weighted average shares of common stock outstanding – diluted	93,696,683	42,540,937
Net income (loss) per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp. (1)	$2.90	$0.41
Basic from discontinued operations attributable to Hut 8 Corp. (2)	$(0.09)	$—
Diluted from continuing operations attributable to Hut 8 Corp. (3)	$2.76	$0.41
Diluted from discontinued operations attributable to Hut 8 Corp. (4)	$(0.08)	$—

(1) Calculated as net income from continuing operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – basic

(2) Calculated as loss from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – basic

(3) Calculated as net income from continuing operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – diluted

(4) Calculated as loss from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – diluted

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Concentrations

The Company has only mined Bitcoin as of March 31, 2024 and December 31, 2023. Therefore, 100% of the Company’s mining revenue is related to one digital asset. The Company had two mining pool operators as of March 31, 2024 and December 31, 2023.

Note 15. Related party transactions

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

The Company provides services to TZRC, an equity method investment entity (refer to Note 8. Investment in unconsolidated joint venture for additional information on the equity method investment entity), in exchange for fees under a PMA.

Note 16. Commitments and Contingencies

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

Legal and regulatory matters

The Company and its subsidiaries are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying Unaudited Condensed Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that any material loss will result from any claims, lawsuits and proceedings to which the Company is subject to either individually, or in the aggregate.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Litigation with North Bay facility power provider and leasehold provider

On January 25, 2023, Legacy Hut filed a statement of claim in the Ontario Superior Court of Justice against Validus Power Corp. and Bay Power Corp. as defendants. Legacy Hut’s statement of claim included that defendants failed to meet obligations under a power purchase agreement between the parties. On February 21, 2023, the Company announced that it received a statement of defense and counterclaim. Completion of the Far North Transaction on February 15, 2024, whereby the assets of Validus Power Corp. were acquired by the Company, has resulted in the full and final resolution of all litigation claims and counterclaims made between Legacy Hut and Validus Power Corp.

Lancium, LLC Lawsuit

On May 11, 2023, Lancium, LLC (“Lancium”) filed a lawsuit claiming that USTBC infringed upon a number of its patents and sought unspecified compensatory damages, treble damages and attorney’s fees and costs. On January 16, 2024, the lawsuit by Lancium was dismissed without prejudice.

Securities Litigation

From February and March 2024, two purported securities class actions were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers. The complaints alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.

In February, March and April 2024, shareholder derivative suits were filed in the U.S. District Court for the District of Delaware, the U.S. District Court for the Southern District of Florida and the U.S. District Court for the Southern District of New York against the Company, its directors and certain of its current and former officers, alleging breach of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the Exchange Act, including Section 10(b). The Company disputes the claims in this case and intends to vigorously defend against them.

Based on the preliminary nature of these proceedings, the outcome of these matters remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

Note 17. Subsequent events

The Company has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Unaudited Condensed Consolidated Financial Statements were available to be issued. Except as described above and below, the Company has concluded no other subsequent events have occurred that requires disclosure.

Call Option Trade

The Company entered into International Swaps and Derivatives Association Master Agreement (“ISDA Agreement”) with NYDIG Derivatives Trading LLC (“NYDIG”) and executed four covered call options trades for 2,125 Bitcoin during April 2024. The Bitcoin were funded from the Company’s existing Bitcoin holdings and are being pledged as collateral with NYDIG Custody.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report and in our Annual Report, particularly under “Item 1A. Risk Factors.” See also “Cautionary Statement Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

As of March 31, 2024, our energy capacity under management in our mining business totaled 884 MW across six sites in North America. Additionally, we had more than 36,000 square feet across five cloud and colocation data centers in Canada and four natural gas power generation facilities in Ontario, Canada totaling 310 MW.

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

On November 30, 2023, the Business Combination was completed and Hut 8 Corp. began trading on the Nasdaq on December 4, 2023.

Given that the Business Combination closed after the end of the quarterly period ended March 31, 2023, the information included in this Quarterly Report principally describes Hut 8’s business and operations following the closing of the Business Combination, but includes the historical financial statements of USBTC, the accounting acquirer, and related management’s discussion and analysis, which describes the business, financial condition, results of operations, liquidity and capital resources of USBTC prior to the Business Combination.

Business Segments

We have four reportable business segments: Digital Assets Mining, Managed Services, High Performance Computing — Colocation and Cloud, and Other.

Digital Assets Mining

Currently, the majority of our revenue is derived from Digital Assets Mining (also referred to as self-mining), which principally consists of mining Bitcoin. Our self-mining business spanned five sites during the three months ended March 31, 2024:

●	two sites that we own: (i) Niagara Falls, New York (Alpha) and (ii) Medicine Hat, Alberta (Medicine Hat);
●	two sites owned by third party hosting providers: (iii) Kearney, Nebraska (Charlie) and (iv) Granbury, Texas (Delta); and
●	(v) one site in McCamey, Texas (King Mountain) that we own through a 50% joint venture (the “King Mountain JV”).

As of April 30, 2024, we are no longer self-mining at the Charlie and Delta sites. We receive digital asset mining rewards via third party mining pool operators, Foundry and Luxor. Mining pools allow us to combine our computing power with other miners, increasing the chances of solving a block and getting paid by the network. The pools distribute our pro-rata share of Bitcoin rewards based on the computing power we contribute. During the three months ended March 31, 2024 and 2023, the Bitcoin reward for solving a block was 6.25 Bitcoin. On April 19, 2024, the Bitcoin reward for solving a block was halved to 3.125 Bitcoin.

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

As of March 31, 2024, including our net share of the King Mountain JV, we owned approximately 54,500 miners totaling approximately 5.5 EH/s with an average fleet efficiency of 32.4 J/TH.

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

As of March 31, 2024, we managed 767 MW of infrastructure under this program across four sites in the United States, which included 400 MW owned by Marathon Digital, 280 MW owned by the King Mountain JV, and 87 MW owned by Ionic.

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

Other

Hosting

We also enter into hosting contracts to operate mining equipment on behalf of third parties within our facilities. Hosting services include the provision of mining equipment and energized space and the monitoring, troubleshooting, and repair and maintenance of customer mining equipment. Hosting services revenue is generated through fees that may be fixed or based on a profit-sharing arrangement, typically with reimbursement for passthrough costs.

As of March 31, 2024, we hosted approximately 8,500 miners (about 0.8 EH/s) at our wholly owned Alpha site, which has a total capacity of 50 MW.

Equipment sales and repairs

We may enter into equipment sale contracts when we believe there is an opportunity to generate profit from selling machines and other mining equipment. For example, reports have been released which indicate that players in the mining equipment business adjust the prices of miners according to Bitcoin mining revenues, which means there may be times where we believe miners are overvalued in relation to their projected cash flows. We may also repair miners for third parties in exchange for a fee, as we have a fully equipped, MicroBT-certified repair center space at our Medicine Hat site.

Power

We provide capacity and energy to the grid through the natural gas power plants in Ontario, Canada through the majority-owned Far North entities. The power generation facilities that are connected to the Independent Electricity System Operator, which operates Ontario’s power grid, primarily generate revenue from capacity sales. Revenue generated from electricity sales is variable and depends on several factors including but not limited to the supply and demand for electricity, generation capacity in the market, and the prevailing price of natural gas.

Joint Ventures

King Mountain JV

The King Mountain JV is a 50/50 joint venture with one of the world’s largest renewable energy producers. The King Mountain JV has 280 MW of self-mining and hosting operations colocated behind-the-meter at a wind farm in McCamey, Texas. Hut 8 acquired its 50% membership interest in December 2022 through a competitive auction process in connection with the Chapter 11 bankruptcy filing of Compute North. As part of the acquisition, Hut 8 also assumed the TZRC Secured Promissory Note.

As of March 31, 2024, the King Mountain JV owned approximately 18,000 miners for self-mining (about 1.8 EH/s) and hosted approximately 68,200 miners (about 7.8 EH/s) for Marathon Digital at its wholly owned King Mountain site, which has a total capacity of 280 MW.

We account for the King Mountain JV using the equity method of accounting, resulting in reporting the King Mountain JV as an unconsolidated joint venture. Additionally, our 50% portion of monthly distributions from the King Mountain JV are swept to pay down the TZRC Secured Promissory Note. See Note 8 and Note 9 to the consolidated financial statements found elsewhere in this Quarterly Report for additional information on the King Mountain JV and TZRC Secured Promissory Note.

Below is the condensed consolidated income statement for the King Mountain JV for the three months ended March 31, 2024 and 2023.

Condensed Consolidated Income Statement
	Three Months Ended
(in USD thousands)	March 31, 2024	March 31, 2023
Revenues, net	$41,194	$31,195
Gross profit	21,595	18,369
Net income	5,558	2,547
Net income attributable to investee	2,779	1,274

Our board of directors and management team also evaluate Adjusted EBITDA for the King Mountain JV, which is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest income, income tax, depreciation and amortization. We use Adjusted EBITDA to assess the King Mountain JV’s financial performance because it allows us to compare the operating performance on a consistent basis across periods by removing the effects of the King Mountain JV’s capital structure.

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

	Three Months Ended
(in USD thousands)	March 31, 2024	March 31, 2023
Net income	$5,558	$2,547
Depreciation and amortization	15,433	15,236
Interest income	(475)	—
Adjusted EBITDA	$20,516	$17,783

Far North JV

The Far North JV is an approximately 80/20 joint venture in partnership with Macquarie. We acquired an approximately 80% membership interest in February 2024 through a stalking horse bid transaction in connection with the sale of certain assets of Validus Power Corp. and certain of its subsidiaries. The Far North JV holds certain mining and electrical equipment formerly owned by Hut 8, in addition to four natural gas power plants totaling 310 MW in Ontario, Canada, including:

●	one 110 MW facility in Kingston;
●	one 120 MW facility in Iroquois Falls;
●	one 40 MW facility in Kapuskasing; and
●	one 40 MW facility and Bitcoin mine in North Bay.

We account for the Far North JV using the acquisition method of accounting, resulting in consolidation of the Far North entities with a non-controlling interest. As of March 31, 2024, the consolidated balance sheet included the following balances from Far North:

March 31,
(in USD thousands)	2024
Assets:
Cash and cash equivalents	$1,118
Accounts receivable, net	3,018
Deposits and prepaid expenses	745
Property and equipment, net	48,486
Total assets	$53,367

Liabilities:
Accounts payable and accrued expenses	1,787
Finance lease liability	25,443
Total liabilities	$27,230

Non-controlling interests	$8,609

Recent Developments

Derivatives Trades

The Company entered into an ISDA Agreement with NYDIG and executed four covered call options trades for 2,125 Bitcoin during April 2024. The Bitcoin were transacted from the existing Bitcoin holdings and are being pledged as collateral with NYDIG Custody.

Key Factors Affecting Our Performance

Price of Bitcoin

We primarily mine Bitcoin, which has historically experienced significant price volatility. We record revenue upon receipt of Bitcoin at its spot price at the beginning of the day (midnight UTC time), and we have also elected to adopt ASU 2023-08, effective July 1, 2023, under which Bitcoin is revalued every reporting period at fair value with changes in fair value recognized in net income, so any fluctuations in the price of Bitcoin may impact our results of operations.

During the three months ended March 31, 2024, the price of Bitcoin ranged from $39,600 to $73,100. During the three months ended March 31, 2023, the price of Bitcoin ranged from $16,600 to $28,500.

Bitcoin network difficulty and hashrate

Bitcoin network difficulty, which varies directly with Bitcoin network hashrate, directly affects the results of our operations. We define Bitcoin network difficulty, multiplied by two to the thirty-second power (difficulty * 2˄32), as the measure of how many SHA-256d hashes, on average, are required to record a new block on the Bitcoin blockchain. The Bitcoin protocol is designed such that one block is generated, on average, every 10 minutes, no matter how much hashrate is on the network. To keep the time interval between blocks fixed at 10 minutes, the Bitcoin network adjusts its “network difficulty” every 2,016 blocks (or roughly every two weeks) such that the average number of SHA-256d hashes needed to find a new block is normalized at 10 minutes based on the time interval between blocks for the last 2,016 blocks.

For example, as Bitcoin network hashrate increases, the time interval between new blocks decreases. The Bitcoin network will then adjust its difficulty upward to require more hashes, on average, to record a new block. Network difficulty is an integer.

Average network difficulty and average network hashrate were 77.4T and 553.9 EH/s, respectively, for the three months ended March 31, 2024, compared to 40.1T and 287.0 EH/s, respectively, for the three months ended March 31, 2023.

Block reward and halving

During the three months ended March 31, 2024 and 2023, the Bitcoin reward for solving a block was 6.25 Bitcoin. Since April 2024, the Bitcoin reward for solving a block has decreased to 3.125 Bitcoin. The Bitcoin network is programmed such that the Bitcoin block reward is halved every 210,000 blocks mined, or approximately every four years (the “Halving”). This reduction in reward spreads out the release of Bitcoin over a long period of time as an ever smaller number of coins are mined with each Halving. The maximum supply of Bitcoin is 21,000,000 Bitcoin, which is projected to be fully mined around the year 2140.

Bitcoin Halving events impact the amount of Bitcoin we mine which, in turn, may have a potential impact on our results of operations. The last Halving occurred in April 2024 and the next Halving is expected to occur in March 2028.

Key Performance Indicators

In addition to our financial results and non-GAAP financial measures, we use certain key performance indicators to evaluate our business, identify trends, and make strategic decisions.

The following table presents our key performance indicators for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023
Cost to mine a Bitcoin (excluding hosted facilities)(1)	$20,419	$9,072
Cost to mine a Bitcoin(2)	$24,594	$12,348
Weighted average revenue per Bitcoin mined(3)	$51,769	$23,106
Bitcoin mined(4)	716	524
Energy cost per MWh	$40.06	$34.76
Hosting cost per MWh	$68.72	$64.23
Energy capacity under management	884 MW	772 MW
(1)	Cost to mine a Bitcoin (excluding hosted facilities) is equivalent to the all-in electricity cost to mine a Bitcoin at owned facilities and includes our net share of the King Mountain JV.
(2)	Cost to mine a Bitcoin (or weighted average cost to mine a Bitcoin) is calculated as the sum of total all-in electricity expense and hosting expense divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV.
(3)	Weighted average revenue per Bitcoin mined is calculated as the sum of total self-mining revenue divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV; it excludes our discontinued operations at Drumheller, Alberta.
(4)	Bitcoin mined includes our net share of the King Mountain JV and excludes our discontinued operations at Drumheller, Alberta. Bitcoin mined excluding our net share of the King Mountain JV was 592 and 326 for the three months ended March 31, 2024 and 2023, respectively.

Cost to mine a Bitcoin

Our profitability in self-mining is heavily dependent upon our cost to mine a Bitcoin, calculated as all-in electricity and hosting costs divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV. Our management reviews the cost to mine a Bitcoin excluding hosted facilities and inclusive of hosted facilities.

Our cost to mine a Bitcoin (excluding hosted facilities) for the three months ended March 31, 2024 was $20,419 compared to $9,072 for the three months ended March 31, 2023. The increase was primarily driven by an increase in average network difficulty during the period (77.4T versus 40.1T for the three months ended March 31, 2024 and 2023, respectively) and also due to an increase in our energy cost per MWh (see below for further discussion on energy cost per MWh).

Inclusive of hosted facilities, our cost to mine a Bitcoin for the three months ended March 31, 2024 was $24,594 compared to $12,348 for the three months ended March 31, 2023. In addition to the drivers mentioned above, our hosting cost per MWh increased due to a higher variable hosting rate that is tied to hashprice.

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

Energy cost per MWh for the three months ended March 31, 2024 was $40.06 compared to $34.76 for the three months ended March 31, 2023. The current quarter reflects three months of combined company self-mining activity at our Alpha, Medicine Hat, and King Mountain sites while the prior quarter reflects three months of USBTC’s self-mining activity at our Alpha and King Mountain sites. The weighted average increase was driven by slightly higher energy costs at our Medicine Hat site, acquired as part of the Business Combination, compared to our King Mountain site, which made up the majority of our self-mining activity in the prior quarter.

Hosting cost per MWh for the three months ended March 31, 2024 was $68.72 compared to $64.23 for the three months ended March 31, 2023. The increase was due to a higher variable hosting rate (tied to hashprice) at the Charlie and Delta sites during the current quarter compared to the prior quarter. As of April 30, 2024, we are no longer self-mining at the Charlie and Delta sites.

Bitcoin mined

Bitcoin mined represents the number of Bitcoin we mined during the respective periods and includes our net share of the King Mountain JV. Our management looks at this metric as it directly impacts our Digital Assets Mining segment and King Mountain JV for the respective periods.

Bitcoin mined for the three months ended March 31, 2024 and 2023 was 716 (excluding Bitcoin mined at the Drumheller site) and 326, respectively. The increase in Bitcoin mined was primarily due to the addition of Legacy Hut miners from the Business Combination, partially offset by an increase in average network difficulty during the period (77.4T versus 40.1T for the three months ended March 31, 2024 and 2023, respectively).

Energy capacity under management

Energy capacity under management includes the energy capacity of our self-mining and hosting infrastructure, as well as the energy capacity of the sites that we manage for our clients under the Managed Services line of business.

Energy capacity under management for the three months ended March 31, 2024 was 884 MW compared to 772 MW for the three months ended March 31, 2023. The increase was due to the addition of Medicine Hat, a 67 MW self-mining facility that we own, as a result of the Business Combination, and the addition of an 87 MW digital assets mining facility owned by Ionic, due to the signing of a four-year agreement with our Managed Services business, partially offset by the transition of a previously managed site totaling 42 MW in Pecos, Texas.

Further details on our cost of mining and our energy and hosting costs are shown in the table below.

	Three Months Ended
	March 31,
Cost of mining - analysis of costs to mine a Bitcoin	2024	2023
Cost of mining - owned facilities and net share of the King Mountain JV
All-in electricity cost per Bitcoin mined	$20,419	9,072

Cost of mining - hosted facilities
Hosting cost per Bitcoin mined	$28,786	$16,314

Weighted average cost to mine a Bitcoin	$24,594	$12,348
Weighted average revenue per Bitcoin mined	$51,769	$23,106
Gross margin per Bitcoin mined(1)	52.5%	46.6%

Statistics
Self-Mining
Owned facilities and net share of the King Mountain JV
Total Bitcoin mined	359	287
Bitcoin mining revenue - (in thousands)	$19,103	$6,386
Total MWhs utilized	182,903	74,833
Total all-in electricity expense - (in thousands)	$7,327	$2,601
Energy cost per MWh	$40.06	$34.76
Average revenue per Bitcoin mined	$53,236	$22,271
Gross margin(2)	61.6%	59.3%

Hosted Facilities
Total Bitcoin mined	357	237
Bitcoin mining revenue - (in thousands)	$17,973	$5,713
Total MWhs utilized	149,688	60,171
Total hosting expense - (in thousands)	$10,286	$3,865
Hosting cost per MWh	$68.72	$64.23
Average revenue per Bitcoin mined	$50,295	$24,117
Gross margin(2)	42.8%	32.4%
(1)	Gross margin per Bitcoin mined is calculated as weighted average revenue per Bitcoin mined less weighted average cost to mine a Bitcoin, divided by weighted average revenue per Bitcoin mined.
(2)	Gross margin is calculated as Bitcoin mining revenue less total all-in electricity expense or total hosting expense, divided by Bitcoin mining revenue.

Key Components of our Results of Operations

We have organized our operations into four reportable segments: Digital Assets Mining, Managed Services, HPC, and Other. These segments reflect the way we evaluate our business performance and manage our operations.

Revenue

We derive revenue from our four business segments: Digital Assets Mining, Managed Services, HPC, and Other. For additional information on how we recognize revenue in each of these segments, please see “—Critical Accounting Policies and Estimates”.

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

Managed Services

Managed Services revenue is derived from fixed monthly management fees based on power capacity of the customer’s data center, plus the reimbursement of certain operating costs, which vary each month. We may also be entitled to a share of additional hosting services revenue we help generate for the customer, and further cash flows may be driven from other incentive bonuses and certain energy management services.

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

Other

Other revenue may include: (i) hosting service fees that may be fixed or based on a profit-sharing arrangement, typically with reimbursement of passthrough costs, (ii) equipment sales, (iii) equipment repair revenue from repairing machines owned by third parties, and (iv) power revenues.

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

Other

Other cost of revenue may include passthrough costs for hosted customers, cost of equipment sold, cost of equipment repair for third parties, and cost of power revenues.

Depreciation and amortization

Our depreciation expense consists mainly of depreciation for mining equipment and assets related to our HPC operations. As miners are received and put into service, amounts reflected as deposits are transferred to property and equipment and depreciation commences. Depreciation expense also includes an immaterial amount of depreciation for other property and equipment not directly associated with our mining or HPC activities. We capitalize the cost of our miners and record depreciation expense on a straight-line basis over the estimated useful life of the machines, which is generally four years. See Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Property and equipment in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on estimated useful lives.

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

Other income (expense)

Other income (expense) includes foreign exchange gain (loss), interest expense, and equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture is primarily attributed to our 50% share of the King Mountain JV’s net income or loss. See “—Joint Ventures—King Mountain JV” for additional information on the King Mountain JV.

Income tax benefit (provision)

Our provision for income taxes consists of U.S. deferred federal taxes. A valuation allowance is recorded against substantially all of our net deferred tax assets, which are composed primarily of federal and state net operating loss carryforwards, stock-based compensation, non-goodwill intangibles, investments in joint ventures, and lease liabilities; in addition, we have deferred tax liabilities resulting from our derivative and right-to-use assets. Our ability to offset our deferred tax liabilities with our deferred tax assets is limited due to restrictions on the ability to offset taxable income by more than eighty percent with federal net operating losses. As a result, we have recorded a deferred tax liability for the expected amount of future taxable income that is not covered by net operating losses. We evaluate our ability to recognize our deferred tax assets annually by considering all positive and negative evidence available as prescribed by the FASB under its general principles of ASC 740, Income Taxes.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA to evaluate our business, measure our performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, further adjusted by the removal of non-recurring transactions, depreciation and amortization embedded in the equity in earnings (losses) from an unconsolidated joint venture, foreign exchange gains or losses, the impairment of long-lived assets, net income (loss) attributable to noncontrolling interest, and stock-based compensation expense in the period presented. You are encouraged to evaluate each of these adjustments and the reasons our Board and management team consider them appropriate for supplemental analysis.

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

Results of Operations

Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	March 31,		Increase
(in USD thousands)	2024	2023	(Decrease)
Revenue:
Digital Assets Mining	$30,357	$7,646	$22,711
Managed Services	9,235	5,527	3,708
High Performance Computing – Colocation and Cloud	3,326	—	3,326
Other	8,823	2,474	6,349
Total revenue	51,741	15,647	36,094

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue - Digital Assets Mining	16,622	6,079	10,543
Cost of revenue - Managed Services	2,761	2,383	378
Cost of revenue - High Performance Computing – Colocation and Cloud	2,589	—	2,589
Cost of revenue - Other	6,175	45	6,130
Total cost of revenue	28,147	8,507	19,640

Operating expenses:
Depreciation and amortization	11,472	2,904	8,568
General and administrative expenses	19,999	6,375	13,624
Gains on digital assets	(274,574)	—	(274,574)
(Gain) loss on sale of property and equipment	(190)	445	(635)
Realized gain on sale of digital assets	—	(1,372)	1,372
Impairment of digital assets	—	563	(563)
Total operating (income) expenses	(243,293)	8,915	(252,208)
Operating income (loss)	266,887	(1,775)	268,662

Other (expense) income:
Foreign exchange loss	(2,399)	—	(2,399)
Interest expense	(6,281)	(7,575)	1,294
Gain on debt extinguishment	—	23,683	(23,683)
Equity in earnings of unconsolidated joint venture	4,522	3,284	1,238
Total other (expense) income	(4,158)	19,392	(23,550)

Income from continuing operations before taxes	262,729	17,617	245,112

Income tax provision	(4,396)	(289)	(4,107)

Net income from continuing operations	$258,333	$17,328	$241,005

Loss from discontinued operations	(7,626)	—	(7,626)

Net income	250,707	17,328	233,379
Less: Net loss attributable to non-controlling interests	169	—	169
Net income attributable to Hut 8 Corp.	$250,876	$17,328	$233,548

Net income	$250,707	$17,328	$233,379
Other comprehensive loss:
Foreign currency translation adjustments	(11,074)	—	(11,074)
Total comprehensive income (loss)	239,633	17,328	222,305
Less: Comprehensive loss attributable to non-controlling interest	134	—	134
Comprehensive income attributable to Hut 8 Corp.	$239,767	$17,328	$222,439

Adjusted EBITDA reconciliation:

	Three Months Ended March 31,		Increase
(in USD thousands)	2024	2023	(Decrease)
Net income	$250,707	$17,328	$233,379
Interest expense	6,281	7,575	(1,294)
Income tax provision	4,396	289	4,107
Depreciation and amortization	11,472	2,904	8,568
Gain on debt extinguishment	—	(23,683)	23,683
Share of unconsolidated joint venture depreciation and amortization (1)	5,349	5,252	97
Foreign exchange loss	2,399	—	2,399
(Gain) loss on sale of property and equipment	(190)	445	(635)
Non-recurring transactions (2)	4,300	—	4,300
Loss from discontinued operations	7,626	—	7,626
Net loss attributable to non-controlling interests	169	—	169
Stock-based compensation expense	4,474	1,034	3,440
Adjusted EBITDA	$296,983	$11,144	$285,839

(1) Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 323. See Note 8. Investment in unconsolidated joint venture of our Unaudited Condensed Consolidated Financial Statements for further detail.

(2) Non-recurring transactions for the three months ended March 31, 2024 represent approximately $1.4 million of transaction costs related to the Far North acquisition and $2.9 million related to restructuring cost.

Revenue

Total revenue for the three months ended March 31, 2024 and 2023 was $51.7 million and $15.6 million, respectively, and consisted of Digital Assets Mining, Managed Services, HPC, and Other.

Digital Assets Mining

Digital Assets Mining revenue was $30.4 million and $7.6 million for the three months ended March 31, 2024 and 2023, respectively. This was driven by an increase in the average price of Bitcoin in the current quarter versus the prior year quarter and the inclusion of the Medicine Hat site from the Business Combination. The average price per Bitcoin mined was about $51,300 during the three months ended March 31, 2024 compared to about $23,400 during the three months ended March 31, 2023. Bitcoin mined for the three months ended March 31, 2024 and March 31, 2023 was 592 (excluding the Bitcoin mined at Drumheller) and 326, respectively.

Managed Services

Managed Services revenue was $9.2 million for the three months ended March 31, 2024, consisting of $6.9 million in management fees, $1.4 million in cost reimbursements, and $0.9 million in the form of customer equity. Managed Services revenue was $5.5 million for the three months ended March 31, 2023, consisting $2.9 million in fees and $2.6 million in cost reimbursements. The increase was primarily driven by management fees related to the four-year agreement signed at the end of January 2024 with Ionic.

High Performance Computing – Colocation and Cloud

HPC revenue was $3.3 million and nil for the three months ended March 31, 2024 and 2023, respectively. The revenue for the three months ended March 31, 2024 represents three months of combined company activity in connection with the Business Combination and consists of recurring revenue from small and medium enterprises predominantly domiciled in Canada.

Other

Other revenue was $8.8 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively. Other revenue for the three months ended March 31, 2024 consisted of $3.7 million in equipment sales, $2.6 million in hosting cost reimbursements, $1.8 million in hosting services revenue, and $0.7 million in power revenues from our natural gas power plants that were acquired as part of Far North JV. Other revenue for the three months ended March 31, 2023 consisted primarily of hosting services revenue. During the three months ended March 31, 2023, we recognized deferred revenue on a hosting contract that was terminated at a previously owned site in Pecos, Texas.

Cost of revenue

Digital Assets Mining

Cost of revenue for Digital Assets Mining for the three months ended March 31, 2024 and 2023 was $16.6 million and $6.1 million, respectively, driven primarily by an increase in electricity costs and hosting costs from additional miners online. The three months ended March 31, 2024 includes three months of costs at the Medicine Hat site, which was acquired as a result of the Business Combination, and nearly three months of costs at the Charlie and Delta sites, versus less than one month of costs at those sites for the prior year period.

Managed Services

Cost of revenue for Managed Services for the three months ended March 31, 2024 and 2023 was $2.8 million and $2.4 million, respectively. The $0.3 million increase was primarily driven by a $0.8 million increase in reimbursable payroll costs offset by a $0.5 million decrease in other site operating costs.

High Performance Computing – Colocation and Cloud

Cost of revenue for HPC for the three months ended March 31, 2024 and 2023 was $2.6 million and nil, respectively. The cost of revenue reflects three months of activity in connection with the newly acquired HPC business from the Business Combination.

Other

Cost of revenue for Other for the three months ended March 31, 2024 was $6.2 million and consisted primarily of $3.3 million in cost of hosting services revenue, of which $3.2 million is electricity costs, $2.0 million in cost of equipment sold, and $0.9 million in cost of power revenues. Cost of revenues for Other for the three months ended March 31, 2023 was less than $0.1 million and consisted primarily of cost of hosting services revenue.

Depreciation and amortization

Depreciation and amortization expense was $11.5 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily driven by property and equipment acquired as part of the Business Combination and an increase in the number of miners at the US sites. Additionally, during the quarter ended March 31, 2024, management performed an operational efficiency review of its mining equipment following the Bitcoin network halving. The outcome was a change in the expected useful life of the Company’s MicroBT M31S and M31S+ and Canaan Avalon servers. The mining equipment was originally estimated to have a useful life of four years from the date the mining equipment was put into service. After the operational efficiency review, the mining equipment was estimated to have a useful life of five months as of January 1, 2024. The result is a change in estimate and applied prospectively, which increased depreciation expense by $2.7 million for the three months ended March 31, 2024.

General and administrative expenses

General and administrative (“G&A”) expenses were $20.0 million and $6.4 million for the three months ended March 31, 2024 and 2023, respectively. The increase in G&A expenses was driven by: (i) a $3.4 million increase in stock-based compensation, (ii) $2.9 million in restructuring costs, (iii) a $2.7 million increase in salary and benefit costs due to added headcount as part of the Business Combination and to support our growth, (iv) a $2.1 million increase in other G&A expenses related to additional headcount and cost centers acquired as part of the Business Combination, (v) $1.4 million in expenses related to the Far North transaction, and (vi) a $1.1 million increase in insurance expenses.

Gains on digital asset

Gains on digital asset was $274.6 million and nil for the three months ended March 31, 2024 and 2023, respectively. The increase, which primarily consists of increases in the market value of our Bitcoin, was due to our decision to adopt ASU 2023-08, effective July 1, 2023, which requires us to recognize our digital assets at fair value with changes recognized in net income during the reporting period. The price of Bitcoin on December 31, 2023 was $42,288 compared to the price of Bitcoin on March 31, 2024 of $71,289, such that the increase in Bitcoin price during the quarter resulted in the significant gain of $274.6 million.

Other (expense) income

Other expense totaled $4.2 million for the three months ended March 31, 2024 compared to other income of $19.4 million for the three months ended March 31, 2023. The decrease of $23.6 million was primarily due to gain on debt extinguishment of nil compared to $23.7 million during the three months ended March 31, 2024 and 2023, respectively. We restructured our NYDIG debt in February 2023. This was partially offset by increase in equity in earnings of an unconsolidated joint venture of $1.2 million during the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023.

Income tax

Our income tax provision was $4.4 million for the three months ended March 31, 2024 compared to $0.3 million for the three months ended March 31, 2023. The decrease in income tax provision was primarily due to higher taxable income for the three months ended March 31, 2024 compared to prior period.

Loss from discontinued operations

Loss from discontinued operations was $7.6 million and nil for the three months ended March 31, 2024 and 2023, respectively. On March 6, 2024, we announced the closure of our Drumheller site in Alberta, Canada in connection with restructuring and optimization initiatives designed to strengthen financial performance. Of the $7.6 million loss, the impairment of the long term assets contributed $6.1 million and the remaining $1.5 million loss was from other operational activities.

Adjusted EBITDA

Adjusted EBITDA was $297.0 million and $11.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily driven by the $274.6 million fair value gain on digital assets, higher average price per Bitcoin mined, and additional profitable revenue from Managed Services.

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

We believe that the cash flows generated from operating activities will meet our anticipated cash requirements in the short-term. On a long-term basis, we would rely on either our access to the capital markets or our open term revolving credit facility for any long-term funding not provided by operating cash flows and cash on hand.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(in USD thousands)	2024	2023
Cash flows (used in) provided by operating activities	$(26,343)	$1,463
Cash flows provided by investing activities	23,325	6,233
Cash flows (used in) financing activities	(14,647)	(5,733)

Operating Activities

Net cash (used in) provided by operating activities was ($26.3) million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.

Net cash used in operating activities for the three months ended March 31, 2024 resulted from net income and related adjustments of $13.4 million in addition to unfavorable changes in working capital of $12.9 million. Net cash provided by operating activities for the three months ended March 31, 2023 resulted from a net loss and related adjustments of $2.4 million offset by favorable changes in working capital of $5.5 million.

Investing Activities

Net cash provided by investing activities was $23.3 million and $6.2 million for the three months ended March 31, 2024 and 2023, respectively. Cash increases for the three months ended March 31, 2024 were primarily due to $37.9 million in proceeds from the sale of Bitcoin, $4.2 million in proceeds from the sale of property and equipment, and $1.1 million in cash acquired from the Far North acquisition, offset by $13.5 million in purchases of property and equipment related to a new site buildout and $6.4 million from our investment in Ionic. Cash increases for the three months ended March 31, 2023 were primarily due to $8.1 million in proceeds from the sale of Bitcoin, offset by $1.0 million in deposits on miners and $0.9 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $14.6 million and $5.7 million for the three months ended March 31, 2024 and 2023, respectively. Cash used in financing activities for the three months ended March 31, 2024 was primarily due to $29.4 million in repayment of notes payable, partially offset by $14.8 million in proceeds from the Coinbase loan. Cash used for the three months ended March 31, 2023 was primarily due to $4.5 million in repayment of notes payable and $1.2 million in debt issuance costs paid.

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

See Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements to our unaudited condensed consolidated financial statements found elsewhere in this Quarterly Report for more detail on these accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Price Risk of Bitcoin

We hold a significant amount of Bitcoin; therefore, we are exposed to the impact of market price changes in Bitcoin on our Bitcoin holdings.

As of March 31, 2024, we held 9,102 Bitcoin and the fair value of a single Bitcoin was approximately $71,300. Therefore, the fair value of our Bitcoin holdings as of March 31, 2024 was approximately $648.9 million. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

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

In addition, we have two loans that maintain a variable interest rate. The first is the TZRC Secured Promissory Note, which includes a maximum interest rate of 15.25%. The second is the Coinbase credit facility, which bears interest at a rate of 5.0% plus the greater of (i) the US Federal Funds Target Rate – Upper Bound and (ii) 3.25%. As a result, changes in the market interest rate could have an effect on our operations over certain periods. As of March 31, 2024, the interest rate on the TZRC Secured Promissory Note was 15.25%, the maximum interest rate. As of March 31, 2024, the interest rate on the Coinbase credit facility was 10.50%. Based on the outstanding balance of the Coinbase credit facility as of March 31, 2024, for every 100 basis point increase in the US Federal Funds Target Rate - Upper Bound, we would incur approximately $0.7 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.

For more information regarding the TZRC Secured Promissory Note and Coinbase credit facility, see Note 9. Loans payable to the unaudited condensed consolidated financial statements found elsewhere in this Quarterly Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of Hut 8’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of March 31, 2024. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of material legal proceedings in which we are involved, see Note 16 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors set forth in Part I, Item IA of our Annual Report. We are subject to various risks and uncertainties that could materially adversely affect our business, financial condition, operating results and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included in the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission (the “SEC”). The risks and uncertainties described in these reports may not be the only ones we face. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Hut 8 Corp.	8-K	3.1	12/01/2023
3.2	Amended and Restated Bylaws of Hut 8 Corp.	8-K	3.2	12/01/2023
10.1	Amended and Restated Credit Agreement dated as of January 12, 2024 between Hut 8 Mining Corp. and Coinbase Credit, Inc.	8-K	10.1	01/19/2024
31.1	Certification of Principal Executive Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data File
104	Cover Page Interactive Data File
*

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

Dated: May 15, 2024		Hut 8 Corp.

	By:	/s/ Asher Genoot
Asher Genoot
Chief Executive Officer