Form 10-Q
period 2024-06-30
Hut 8 Corp.
filed 2024-08-13
CIK 1964789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, the registrant had 91,078,961 shares of its common stock outstanding.

Introductory Note

On February 6, 2023, U.S. Data Mining Group, Inc., a Nevada corporation doing business as “US BITCOIN” (“USBTC”), Hut 8 Mining Corp., a corporation existing under the laws of British Columbia (“Legacy Hut”), and Hut 8 Corp., a newly-formed Delaware corporation, entered into a business combination agreement pursuant to which, among other things, Legacy Hut and its direct wholly-owned subsidiary, Hut 8 Holdings Inc., a corporation existing under the laws of British Columbia, amalgamated to continue as one British Columbia corporation (“Hut Amalco”) and both Hut Amalco and USBTC became wholly-owned subsidiaries of Hut 8 Corp. (the “Business Combination”). On November 30, 2023, the Business Combination was completed and Hut 8 Corp. began trading on the Nasdaq Stock Market LLC (“Nasdaq”) on December 4, 2023. Given that the Business Combination closed on November 30, 2023, the information included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) principally describes Hut 8 Corp.’s business and operations following the closing of the Business Combination, but includes the historical financial statements of USBTC, the accounting acquirer, and related management’s discussion and analysis for the three and six months ended June 30, 2023, which describes the business, financial condition, results of operations, liquidity, and capital resources of USBTC prior to the Business Combination.

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

Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	expectations relating to our future financial performance;
●	the ability to expand our business or enter into new lines of business and provide new offerings, services, and features and make enhancements to our business;
●	the ability to compete with existing and new competitors in existing and new markets and offerings;
●	the ability to acquire new businesses or pursue strategic transactions;
●	the outcome of any material litigation to which the Company is a party;
●	the ability of our cash flows generated from operating activities to meet our anticipated cash requirements in the short-term;
●	our ability to access to the capital markets for any long-term funding not provided by operating cash flows and cash on hand;
●	the expectations regarding the effects of existing and developing laws and regulations; and
●	global and domestic economic conditions and their impact on demand for our markets and offerings.

The following factors or events, among others, could cause actual results to differ materially from those described in the forward-looking statements:

●	our ability to establish and maintain strategic collaborations or other arrangements, and the terms of and timing such arrangements;
●	changes in our financial or operating performance or more generally due to broader stock market movements and the performance of peer group companies;
●	competitive pressures in the markets in which we operate;
●	changes in laws or regulations; and
●	changes in general economic conditions.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in USD thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$175,476	$30,504
Restricted cash	621	453
Accounts receivable, net	5,860	3,336
Deposits and prepaid expenses	10,901	18,457
Digital assets – held in custody	1,093	4,963
Equipment held for sale	—	3,907
Income taxes receivable	1,706	—
Total current assets	195,657	61,620

Non-current assets
Digital assets – held in custody	313,724	282,997
Digital assets – pledged as collateral	255,687	100,550
Property and equipment, net	145,097	118,069
Operating lease right-of-use asset	13,045	14,534
Deposits and prepaid expenses	5,409	5,540
Investment in unconsolidated joint venture	78,618	82,656
Investments	8,614	—
Intangible assets, net	15,338	17,279
Goodwill	55,788	57,595
Total non-current assets	891,320	679,220
Total assets	$1,086,977	$740,840

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$41,266	$43,757
Deferred revenue	554	2,700
Operating lease liability, current portion	1,510	1,226
Finance lease liability, current portion	4,872	748
Covered call options	3,625	—
Loans and notes payable	64,961	64,127
Total current liabilities	116,788	112,558

Non-current liabilities
Operating lease liability, less current portion	12,295	13,736
Finance lease liability, less current portion	21,325	661
Loans and notes payable, less current portion	263,858	123,320
Deposit liability	1,734	2,317
Deferred tax liabilities	2,655	609
Total liabilities	418,655	253,201

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 90,944,959 and 88,962,964 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	909	889
Additional paid-in capital	588,080	576,241
Retained earnings (accumulated deficit)	78,758	(100,252)
Accumulated other comprehensive (loss) income	(7,611)	10,761
Total Hut 8 Corp. stockholders’ equity	660,136	487,639
Non-controlling interests	8,186	—
Total stockholders’ equity	668,322	487,639
Total liabilities and stockholders’ equity	$1,086,977	$740,840

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in USD thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue:
Digital Assets Mining	$13,912	$15,858	$44,269	$23,504
Managed Services	9,017	4,672	18,252	10,199
High Performance Computing – Colocation and Cloud	3,365	—	6,691	—
Other	8,921	—	17,744	2,474
Total revenue	35,215	20,530	86,956	36,177

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue - Digital Assets Mining	7,467	10,473	24,089	16,552
Cost of revenue - Managed Services	3,120	1,514	5,881	3,897
Cost of revenue - High Performance Computing – Colocation and Cloud	2,500	—	5,089	—
Cost of revenue - Other	7,549	—	13,724	45
Total cost of revenue	20,636	11,987	48,783	20,494

Operating expenses (income):
Depreciation and amortization	11,531	4,064	23,003	6,968
General and administrative expenses	17,899	5,211	37,898	11,586
Losses (gains) on digital assets	71,842	—	(202,732)	—
(Gain) loss on sale of property and equipment	—	—	(190)	445
Realized gain on sale of digital assets	—	(1,004)	—	(2,376)
Impairment of digital assets	—	868	—	1,431
Legal settlement	—	(1,531)	—	(1,531)
Total operating expenses (income)	101,272	7,608	(142,021)	16,523
Operating (loss) income	(86,693)	935	180,194	(840)

Other income (expense):
Foreign exchange gain (loss)	720	—	(1,679)	—
Interest expense	(6,012)	(5,657)	(12,293)	(13,232)
Gain on debt extinguishment	—	—	—	23,683
Unrealized gain on derivatives	17,219	—	17,219	—
Equity in earnings of unconsolidated joint venture	2,440	3,358	6,962	6,642
Total other income (expense)	14,367	(2,299)	10,209	17,093

(Loss) income from continuing operations before taxes	(72,326)	(1,364)	190,403	16,253

Income tax provision	1,874	(322)	(2,522)	(611)

Net (loss) income from continuing operations	$(70,452)	$(1,686)	$187,881	$15,642

Loss from discontinued operations (net of income taxes of $nil, $nil, $nil, $nil, respectively)	(1,738)	—	(9,364)	—

Net (loss) income	(72,190)	(1,686)	178,517	15,642

Less: Net loss attributable to non-controlling interests	324	—	493	—
Net (loss) income attributable to Hut 8 Corp.	$(71,866)	$(1,686)	$179,010	$15,642

Net income per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp.	$(0.78)	$(0.04)	$2.10	$0.37
Diluted from continuing operations attributable to Hut 8 Corp.	$(0.78)	$(0.04)	$2.00	$0.36

Weighted average number of shares of common stock outstanding:
Basic	90,192,842	43,193,201	89,671,344	42,830,760
Diluted	90,192,842	43,193,201	94,152,139	42,868,871

Net (loss) income	$(72,190)	$(1,686)	$178,517	$15,642
Other comprehensive loss:
Foreign currency translation adjustments	(7,362)	—	(18,436)	—
Total comprehensive (loss) income	(79,552)	(1,686)	160,081	15,642
Less: Comprehensive loss attributable to non-controlling interest	423	—	557	—
Comprehensive (loss) income attributable to Hut 8 Corp.	$(79,129)	$(1,686)	$160,638	$15,642

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in USD thousands, except share data)

Six Months Ended June 30, 2023

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2022	41,469,204	$415	$131,338	$(122,140)	$—	$9,613
Issuance of common stock – net of retroactive application of recapitalization	1,987,936	20	750	—	—	770
Cancellation of restricted stock awards – net of retroactive application of recapitalization	(968,388)	(10)	651	—	—	641
Stock-based compensation – net of retroactive application of recapitalization	704,449	7	386	—	—	393
Net income	—	—	—	17,328	—	17,328
Balance, March 31, 2023	43,193,201	$432	$133,125	$(104,812)	$—	$28,745
Stock-based compensation	—	—	314	—	—	314
Net loss	—	—	—	(1,686)	—	(1,686)
Balance, June 30, 2023	43,193,201	$432	$133,439	$(106,498)	$—	$27,373

Six Months Ended June 30, 2024

				(Accumulated
			Additional	Deficit)		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Non-controlling	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Income (Loss)	Equity
Balance, December 31, 2023	88,962,964	$889	$576,241	$(100,252)	$—	$10,761	$487,639
Issuance of common stock – stock option exercises	341,013	3	129	—	—	—	132
Issuance of common stock – restricted stock unit settlements	148,842	2	(2)	—	—	—	—
Issuance of common stock – restricted stock unit settlements, net of withholding taxes	4,046	—	(30)	—	—	—	(30)
Acquisition of subsidiary with noncontrolling ownership interests	—	—	—	—	8,743	—	8,743
Stock-based compensation	—	—	4,474	—	—	—	4,474
Foreign currency translation adjustments	—	—	—	—	35	(11,109)	(11,074)
Net income	—	—	—	250,876	—	—	250,876
Net loss attributable to non-controlling interest	—	—	—	—	(169)	—	(169)
Balance, March 31, 2024	89,456,865	$894	$580,812	$150,624	$8,609	$(348)	$740,591
Issuance of common stock – stock option exercises	722,404	8	275	—	—	—	283
Issuance of common stock – restricted stock unit settlements	745,959	7	(7)	—	—	—	—
Issuance of common stock – restricted stock unit settlements, net of withholding taxes	1,881	—	(10)	—	—	—	(10)
Issuance of common stock – deferred stock unit settlements	17,850	—	—	—	—	—	—
Stock-based compensation	—	—	7,010	—	—	—	7,010
Foreign currency translation adjustments	—	—	—	—	(99)	(7,263)	(7,362)
Net loss	—	—	—	(71,866)	—	—	(71,866)
Net loss attributable to non-controlling interest	—	—	—	—	(324)	—	(324)
Balance, June 30, 2024	90,944,959	$909	$588,080	$78,758	$8,186	$(7,611)	$668,322

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Reflects the retrospective application of the 0.6716 share consolidation pursuant to the Business Combination effective November 30, 2023.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in USD thousands)

	Six Months Ended
	June 30,	June 30,
	2024	2023
Operating activities
Net income	$178,517	$15,642
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,003	6,968
Amortization of operating right-of-use assets	577	87
Non-cash lease expense	804	51
Stock-based compensation	11,484	1,348
Equity in earnings of unconsolidated joint venture	(6,962)	(6,642)
Distributions of earnings from unconsolidated joint venture	11,000	11,750
Digital Assets Mining revenue	(44,269)	(23,504)
Hosting revenue earned in digital assets	(3,231)	—
Losses (gains) on digital assets	(202,732)	—
Impairment of digital assets	—	1,431
Realized gain on sale of digital assets	—	(2,376)
Deferred tax assets and liabilities	2,046	290
Gain on debt extinguishment	—	(23,683)
Non-cash income	(2,236)	—
Foreign exchange loss	1,679	—
Amortization of debt discount	2,795	3,035
(Gain) Loss on sale of property and equipment	(190)	445
Unrealized gain on derivatives	(17,219)	—
Paid-in-kind interest expense	6,056	10,215
Loss on discontinued operations	9,364	—
Changes in assets and liabilities:	—	—
Accounts receivable, net	213	(526)
Deposits and prepaid expenses	(527)	2,893
Equipment held for sale	3,907	—
Income taxes receivable	(1,706)	—
Accounts payable and accrued expenses	(10,763)	1,983
Deferred revenue	(2,146)	(1,586)
Operating lease liabilities	(1,574)	(235)
Deposit liability	(583)	(125)
Net cash (used in) provided by operating activities	(42,693)	(2,539)

Investing activities
Proceeds from sale of digital assets	53,138	24,162
Deposits on miners	—	(966)
Purchases of property and equipment	(17,029)	(938)
Proceeds from sale of property and equipment	4,209	79
Cash paid to acquire investment in Ionic	(6,378)	—
Cash acquired in Far North acquisition	1,052	—
Net cash provided by investing activities	34,992	22,337

Financing activities
Proceeds from loans payable	14,849	—
Proceeds from notes payable	150,000	—
Proceeds from covered call options premium	20,844	—
Repayments of loans payable	(32,347)	(14,893)
Debt issuance costs paid	(500)	(1,233)
Principal payments on finance lease	(359)	—
Payment of withholding tax on vesting of restricted stock units	(40)	—
Proceeds from the issuance of common stock - stock option exercises	415	—
Net cash provided by (used in) financing activities	152,862	(16,126)

Effect of exchange rate changes on cash, and restricted cash	(21)	—
Net increase (decrease) in cash	145,140	3,672
Cash, beginning of period	30,957	6,707
Cash, and restricted cash, end of period	$176,097	$10,379

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

	Six Months Ended
	June 30,	June 30,
	2024	2023
Supplemental cash flow information:
Cash paid for interest	$3,743	$5,542
Cash paid for income taxes	$1,235	$—

Non-cash transactions
Reclassification of deposits and prepaid expenses to property and equipment	$—	$42,533
Loan payable assumed in investment in unconsolidated joint venture, at fair value	$—	$(45)
Intangible assets assumed in investment in unconsolidated joint venture, at fair value	$—	$1,433
Debt proceeds not yet received included in deposits and prepaid expenses	$—	$8,558
Mining revenue in accounts receivable, net	$219	$212
Property and equipment in accounts payable and accrued expenses	$2,345	$386
Common stock issued as part of debt restructuring	$—	$770
Net loss attributable to non-controlling interests	$(493)	$—
Assets acquired net of liabilities assumed in Far North acquisition, net of cash	$7,691	$—
Issuance of common stock - restricted stock unit settlements	$9	$—
Cash injected into Far North from wholly-owned subsidiary	$2,700	$—
Additions to intangible assets	$170	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

Nature of operations and corporate information:

Hut 8 Corp. (together with its subsidiaries, the “Company” or “Hut 8”) is an energy infrastructure operator and Bitcoin miner with self-mining, hosting, managed services, and traditional data center operations across North America. The Company acquires, designs, builds, manages, and operates data centers that power compute-intensive workloads such as Bitcoin mining, high performance computing, and artificial intelligence. The Company is primarily in the business of the mining of digital assets with an operational focus on utilizing specialized equipment to solve complex computational problems to validate transactions on the Bitcoin blockchain and receiving Bitcoin in return for successful services. As of June 30, 2024, the Company’s total energy capacity under management was 1,075 MW across eighteen sites: 762 MW across nine Bitcoin mining sites in North America, 310 MW across four natural gas power generation facilities in Canada, and 3 MW across five cloud and colocation data centers in Canada. Hut 8 was incorporated in Delaware in January 2023.

Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements

Basis of presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by US GAAP for complete financial statements. As such, the information included in this Quarterly Report should be read in conjunction with the Company’s Consolidated Financial statements for the year ended December 31, 2023, and related notes thereto, included in the Annual Report.

The results for the three and six-month periods ended June 30, 2024 are not necessarily indicative of the results for the year ended 2024.

The U.S Dollar is the functional and presentation currency of the Company.

Significant accounting policies followed by the Company in the preparation of the accompanying Unaudited Condensed Consolidated Financial Statements are summarized below.

Principles of consolidation

These Unaudited Condensed Consolidated Financial Statements of the Company include the accounts of the Company and its controlled subsidiaries. Consolidated subsidiaries’ results are included from the date the subsidiary was formed or acquired. Intercompany balances and transactions have been eliminated in consolidation.

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

Change in estimates

During the quarter ended March 31, 2024, management performed an operational efficiency review of its mining equipment following the Bitcoin network halving anticipated to occur in the second quarter of 2024. The outcome was a change in the expected useful life of the Company’s MicroBT M31S and M31S+ and Canaan Avalon servers. The mining equipment was originally estimated to have a useful life of four years from the date the mining equipment was put into service. After the operational efficiency review, the mining equipment was estimated to have a useful life of five months as of January 1, 2024. The result is a change in estimate and is applied prospectively. Notwithstanding any future addition to the mining equipment of the same models, the effect of the change in useful life on actual and expected depreciation expense, effective the quarter ended March 31, 2024, is as follows:

	December 31,	December 31,	December 31,
(in USD thousands)	2024	2025	2026
(Increase) decrease in depreciation expense	$(2,308)	$2,028	$280

Cash

Cash includes cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted with respect to withdrawal or use. The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government-insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. To date, the Company has not experienced any losses on these deposits.

Restricted cash

Restricted cash as of June 30, 2024 principally represented those cash balances that support commercial letters of credit and are restricted from withdrawal.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses are recorded in General and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Based on the Company’s current and historical collection experience, management recorded allowances for doubtful accounts of $0.1 million and $0.1 million as of June 30, 2024 and December 31, 2023, respectively.

Fair value measurement

The Company’s financial assets and liabilities are accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

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

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2024:

	Fair value measured at June 30, 2024
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	June 30,	active markets	inputs	inputs
(in USD thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Digital assets, net	$570,504	$570,504	$—	$—
Covered call options	3,625	—	3,625	—
Separated embedded derivative from convertible note	—	—	—	—

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In determining the fair value of its digital assets, the Company uses quoted prices as determined by the Company’s principal market. As such, the Company’s digital assets were determined to be Level 1 assets. See Digital assets below for a description of the Company’s digital asset accounting policy. In estimating the fair value of its covered call options, the Company uses the Black-Scholes pricing model, which includes several inputs and assumptions including the market price of the underlying asset (Bitcoin), the underlying asset’s historical volatility, the risk-free interest rate, and the expected term of the options. The expected term of the options is the contractual term of the options given the options can only be exercised on the expiry date. The Company determined that the covered call options are Level 2 liabilities given all inputs are observable, but the options themselves are not traded in an active market. The Company estimates the fair value of its separated embedded derivative from convertible note using the partial differential equation model (“PDE Model”), which includes several inputs and assumptions including the Company’s common stock price at the time of valuation, the implied volatility of the Company’s common stock matching the moneyness of the conversion option, the risk-free interest rate curve, and the credit spread. For quantitative disclosure on the inputs used to fair value the Company’s separated embedded derivative from convertible note, see Note 10. Derivatives. See the Derivatives below for a description of the Company’s derivative instrument accounting policy. The Company determined that the separated embedded derivative from convertible note is a Level 3 liability given an unobservable input is included in its valuation.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company’s non-financial assets, including goodwill, intangible assets, operating lease right-of-use assets, and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. The Company did not have any impairment from its continuing operations related to its non-financial assets and liabilities measured on a non-recurring basis during the three and six months ended June 30, 2024. The Company recognized approximately nil and $6.1 million of impairment losses from its discontinued operations related to its non-financial assets and liabilities measured on a non-recurring basis during the three and six months ended June 30, 2024, respectively. There were no impairment losses during the three and six months ended June 30, 2023. See the Impairment of long-lived assets and goodwill accounting policy, as well as Note 4. Discontinued operations for further discussion.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of loans and notes payable and other long-term liabilities approximate fair value as the related interest rates approximate rates currently available to the Company except for the Company’s convertible note. See Derivatives and Convertible instruments below for a description of the Company’s derivative instrument accounting policy and convertible instrument accounting policy, respectively, and Note 9. Loans payable and notes payable for disclosure on the Company’s convertible note.

Digital assets

As a result of the adoption of ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), digital assets are measured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price from the Company’s principal market, which is Coinbase Prime, in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company's digital assets mining revenue recognition cut-off. Changes in fair value are recognized in Losses (gains) on digital asset, in Operating income (loss) on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). When the Company sells digital assets, such gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a First In-First Out (“FIFO”) basis and are also recorded within the same line item Losses (gains) on digital assets.

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

The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, success of the mining operations and the overall health of the investee’s industry), then the Company would record a write-down to the estimated fair value. No impairment of the Company’s investment in TZRC was recorded for the three and six months ended June 30, 2024 and June 30, 2023.

Long-term investments

For equity investments, the Company initially records equity investments at cost then adjusts the carrying value of such equity investments through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon an impairment.

On January 31, 2024, the Company entered into a contribution agreement (the “Contribution Agreement”) with Ionic Digital Inc. (“Ionic”), the company founded to effectuate the restructuring of certain mining assets of Celsius Network LLC (“Celsius”) in connection with Celsius’ bankruptcy auction. Pursuant to the Contribution Agreement, on January 31, 2024, the Company acquired 374,261 shares of Ionic’s Class A common stock in exchange for a cash payment of $6.4 million.

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

Based on the Company’s and the industry’s limited history to date, management is limited by the market data available. Furthermore, the data available also includes data derived from the use of economic modelling to forecast future digital assets and the assumptions reflected in such forecasts, including digital assets price and network difficulty, as well as management assumptions, which are inherently uncertain. Based on currently available data, management has determined that the straight-line method of depreciation best reflects the current expected useful life of mining equipment and related infrastructure. Management reviews estimates at each reporting date and will revise such estimates as and when data becomes available. Management reviews the appropriateness of its assumptions related to residual value at each reporting date. The estimated useful lives of the Company’s property and equipment are as follows:

Useful life (Years)
Mining infrastructure	5 - 10
Miners and mining equipment	2 - 4
Data center infrastructure	8
Computer and network equipment	3
Right-of-use assets - Finance lease	Shorter of lease term or useful life of asset
Leasehold improvements	Shorter of lease term or useful life of asset
Land improvements	15
Power plant assets	10

Upon the sale or retirement of property and equipment, the cost and accumulated depreciation and amortization are removed from the Company’s balance sheet and statement of operations and comprehensive income (loss) in the relevant reporting period.

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

The Company initially measures long-lived assets that are classified as held for sale at the lower of their carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of long-lived assets until the date of sale. The Company assesses the fair value of a long-lived asset less any costs to sell in each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. The Company has recognized nil gain on sales of its mining equipment held for sale for the three months ended June 30, 2024 and June 30, 2023, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company has recognized nil gain on sales of its mining equipment held for sale. For the three months ended June 30, 2024 and June 30, 2023, the Company has not recognized any impairment of its mining equipment held for sale. For the six months ended June 30, 2024 and June 30, 2023, the Company has not recognized any impairment of its mining equipment held for sale.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On December 18, 2023, the Company signed an interim agreement to build out and install mining operations in connection with the Celsius bankruptcy proceedings at a site in Cedarvale, Texas, in which the Company also made certain of its unused mining infrastructure available for sale. As of December 31, 2023 the Company determined that each of the above criteria to classify long-lived assets to be sold as held for sale were met, and reclassified the carrying value of these assets of $3.9 million to Equipment held for sale. In February 2024, the Company sold $2.0 million of these assets. The Company sold the remaining assets in April 2024. As of June 30, 2024, the Equipment held for sale on the Company’s Unaudited Condensed Consolidated Balance Sheets was nil.

Impairment of long-lived assets and goodwill

The Company reviews long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset groups) may not be fully recoverable. The asset (or asset group) to be held and used that is subject to impairment review represents the lowest level of identifiable cash flows that is largely independent of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered unrecoverable, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Factors the Company considers that could trigger an impairment include, but are not limited to, the following: significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, and significant technological changes that could render the asset (or asset group) obsolete. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded in cost and expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended June 30, 2024 and June 30, 2023, there were no impairment losses from continuing operations recognized pertaining to the Company’s asset groups. For the six months ended June 30, 2024 and June 30, 2023, there were no impairment losses from continuing operations. For the discontinued operations, there were no impairment losses pertaining to the Company’s asset groups for the three months ended June 30, 2024. There were no discontinued operations for the three months ended June 30, 2023. For the six months ended June 30, 2024, $6.1 million of impairment losses from discontinued operations were recognized pertaining to the Company’s asset groups. There were no discontinued operations for the six months ended June 30, 2023.

Finite-lived intangible assets

Intangible assets are comprised of customer relationships and a favorable contract acquired by the Company through acquisitions or business combinations, and rights to a property management agreement (“PMA”) under which it would be compensated for services of running TZRC’s operations. Intangible assets are amortized on a straight-line basis over the expected useful life, which is their contractual term or estimated useful life. The Company performs assessments to determine whether finite-lived classification is still appropriate at least annually. The carrying value of finite-lived assets and their remaining useful lives are also reviewed at least annually to determine if circumstances exist which may indicate a potential impairment or revision to the amortization period. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. The Company exercises judgment in selecting the assumptions used in the estimated future undiscounted cash flows analysis. Impairment is measured by the amount that the carrying value exceeds fair value. The use of different estimates or assumptions could result in significantly different fair values for our reporting units and intangible assets.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Derivatives

The Company accounts for the derivative contracts it enters into and the separated embedded derivative from convertible note as follows:

Covered call options

From time to time, the Company will sell options on its digital assets, specifically Bitcoin, that it owns (the “covered call options”). The Company sold covered call options during the quarter ended June 30, 2024 to generate cash flows on a portion of its digital assets. These options do not qualify as accounting hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Company carries the covered call options at fair value and any unrealized gains (losses) are recognized in profit or loss. Any realized gains (losses) are recognized in profit or loss once the covered call options either expire or are exercised by the holder.

Separated embedded derivative from convertible note

The Company evaluates and accounts for derivatives embedded in its convertible instruments in accordance with ASC 815.  Accordingly, the Company has assessed if embedded derivatives should be separated from its host contract and accounted for as a derivative instrument based on whether all three ASC 815 criteria are met: (a) the economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative would be a derivative instrument. ASC 815 also provides an exception to this rule when the host instrument is deemed to be a conventional convertible debt instrument as defined in the FASB ASC topic. The Company identified embedded derivatives in a convertible instrument it issued, including conversion options, other redemption features, and contingently exercisable options. The Company determined that the Contingent Repurchase Right (as defined below) is an embedded derivative that should be separated from its host contract and accounted for as a derivative instrument as per ASC 815. The conversion option is indexed to the Company’s common stock and meets the criteria for classification in stockholders’ equity, and therefore derivative accounting does not apply. The other embedded derivatives do not meet all three previously mentioned ASC 815 criteria, and therefore should not be separated from their host contract. The Company accounts for its separated embedded derivative as a derivative instrument that is carried at fair value and recognizes any unrealized gains (losses) in profit or loss. Any realized gains (losses) are recognized in profit or loss if and once the right under the separated embedded derivative is exercised or it expires.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Convertible instruments

As noted above in the Company’s Derivatives accounting policy, various embedded derivatives were identified in a convertible instrument and were evaluated and accounted for in accordance with ASC 815. If an embedded derivative is separated from its host contract, the debt host contract is discounted by the initial fair value of the separated embedded derivative and is offset by issuance costs associated with the host contract. The Company accounts for its host contract, whose embedded derivative becomes separated, subsequently at amortized cost, and the discount and issuance costs are amortized to interest expense over the expected term of the host contract using the effective interest method.

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

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time, or over time, as appropriate.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Digital Assets Mining

The majority of the Company’s revenue is derived from the service of performing hash computations (i.e., hash rate) for mining pools. The Company has entered into arrangements, as amended from time to time, with mining pool operators to perform hash computations for the mining pools. Providing hash computation services for mining pools is an output of the Company’s ordinary activities. The Company has the right to decide the point in time and duration for which it will provide hash computation services to the mining pools. As a result, the Company’s enforceable right to compensation only begins when, and continues as long as, the Company provides hash computation services to the mining pools. The contracts are terminable at any time by either party without substantive compensation to the other party for such termination. Therefore, the Company has determined that the duration of the contract is less than 24 hours and that the contract continuously renews throughout the day. Upon termination, the mining pool operator (i.e., the customer) is required to pay the Company any amount due related to previously satisfied performance obligations. The Company has determined that the mining pool operator’s (i.e., the customer’s) renewal right is not a material right as the terms, conditions, and compensation amounts are at then market rates. There is no significant financing component in these transactions.

In exchange for providing hash computation services, which represents the Company’s only performance obligation, the Company is entitled to noncash consideration in the form of digital assets, calculated under payout models determined by the mining pool operators. The payout model used by the mining pools in which the Company participated is the Full Pay Per Share (“FPPS”) model, which contains three components, (1) a fractional share of the fixed digital assets award from the mining pool operator (referred to as a “block reward”), (2) transaction fees generated from (paid by) blockchain users to execute transactions and distributed (paid out) to individual miners by the mining pool operator, and (3) mining pool operating fees retained by the mining pool operator for operating the mining pool. The Company’s total compensation is calculated using the following formula: the sum of the Company’s share of (a) block rewards and (b) transaction fees, less (c) mining pool operating fees. The following is a detailed description of each of the components of the FPPS model under which the Company receives payment from the mining pools in which it participates:

(1)	Block rewards represent the Company’s share of the total amount of block subsidies that are expected to be generated on the Bitcoin network as a whole during the 24-hour period beginning at midnight UTC daily (the “measurement period”). The block reward earned by the Company is calculated by dividing (a) the total amount of hash rate the Company provides to the mining pool operator, by (b) the total Bitcoin network’s implied hash rate (as determined by the Bitcoin network difficulty), multiplied by (c) the total amount of block subsidies that are expected to be generated on the Bitcoin network as a whole during the measurement period. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool in the measurement period.
(2)	Transaction fees refer to the total fees paid by users of the network to execute transactions. The Company is entitled to a pro-rata share of the total amount of transaction fees that are actually generated on the bitcoin network as a whole during the measurement period. The transaction fees paid out by the mining pool operator to the Company is calculated by dividing (a) the total amount of transaction fees that are actually generated on the bitcoin network as a whole, by (b) the total amount of block subsidies that are actually generated on the bitcoin network as a whole, multiplied by (c) the Company’s block rewards earned as calculated in (1) above. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool in the measurement period.
(3)	Mining pool operating fees are charged by the mining pool operator for operating the mining pool as set forth on a rate schedule to the mining pool contract. The mining pool operating fees reduce the total amount of compensation the Company receives and are only incurred to the extent that the Company has generated mining revenue during the measurement period.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Managed Services

Under PMAs, the Company provides project management services for the customer’s data centers, which may include end-to-end design, construction, and/or operating services as required by the customer. PMAs contain a single performance obligation comprised of a series of distinct monthly service periods. The contracts have an initial term ranging from four to ten years; certain contracts include renewal options. In exchange for the provision of the services, the Company is entitled to variable consideration primarily in the form of a fixed monthly management fee based on capacity of the customer’s data centers, plus the reimbursement of certain operating costs, which vary each month. The Company acts as the principal when incurring costs, which are reimbursed by our customers. For some PMAs, the Company may also be entitled to a share of additional hosting services business the Company helps generate for the customer. The variable fees are attributable to the monthly service periods in the contract. Consideration to which the Company is entitled is in the form of cash, and for one of the Company's contracts the Company also receives noncash consideration in the form of equity of the customer. This noncash consideration is measured at fair value at contract inception. The Company recognizes revenue to the extent that a significant reversal of such revenue will not occur. Revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance.

High Performance Computing – Colocation and Cloud

The HPC business earns revenue by providing colocation, cloud, and connectivity services to clients. Revenue is measured at the fair value of the consideration received or receivable for services, net of discounts and sales taxes. Revenue is recognized as the related services are provided to customers. The Company applies the five step ASC 606 model in determining the appropriate treatment of its various sources of revenue. The principal sources of revenue to the Company and recognition of these revenues are as follows:

●	Monthly recurring revenue (“MRR”) from HPC services are recognized as service revenue ratably over the enforceable term of individual contracts which is typically the stated term. The Company satisfies its performance obligation as these services are made available over time. The Company believes this method to be the best representation of transfer of services as it is consistent with industry practice to measure satisfaction through passage of time.
●	Transaction price is determined as the list price of services (net of discounts) that the Company delivers to its customers, taking into account the term of each individual contract, and the ability to enforce and collect the consideration.
●	Revenue from installation services, which are not treated as distinct performance obligations, are recognized over the enforceable term of individual contracts consistent with the schedule of MRR discussed above.
●	Usage revenue (overage and consumption-based services) is recorded as service revenue in the month the usage is incurred/service is consumed by the customer, based on a fixed agreed upon amount per unit consumed.
●	Invoices are typically issued at the beginning of each month for MRR services and at the end of each month for usage revenue.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Power:

The Company provides capacity and energy to the electrical grid through the natural gas power plants in Ontario, Canada owned by the Company’s consolidated subsidiary, Far North Power Corp. (“Far North”), and its respective subsidiaries. The power generation facilities that are connected to the Independent Electricity System Operator (“IESO”), which operates Ontario’s power grid, primarily generate revenue from capacity sales. Revenue generated from electricity sales is variable and depends on several factors including, but not limited to, the supply and demand for electricity, generation capacity in the market, and the prevailing price of natural gas.

Cost of revenues (exclusive of depreciation and amortization)

The Company’s cost of revenue consists primarily of direct costs of generating revenue, including electric power costs, hosting costs, repairs and maintenance, occupancy, materials and supply costs, and labor.

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

Restricted stock units assumed from the Business Combination generally vest equally over a three-year period from the grant date. Deferred stock units from the Business Combination were fully vested upon the assumption date. Both restricted stock units and deferred stock units assumed from the Business Combination are governed under the Hut 8 Mining Corp. Omnibus Long Term Incentive Plan; further details are in Note 12. Stock-based compensation.

Stock options issued under the Hut 8 Corp. Rollover Option Plan are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a two-year, four-year, or six-year period. Certain option awards may vest only upon achievement of specific performance conditions.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of June 30, 2024, and December 31, 2023. The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable.

Net income (loss) per share attributable to common stockholders

The Company previously calculated basic and diluted net income per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company’s previously outstanding shares of convertible preferred stock were considered participating securities as the holders were entitled to receive aggregated accrued and not paid dividends if/when declared by the board of directors at a dividend rate payable in preference and priority to the holders of common stock; however, as described in Note. 12 Stockholders’ equity, a recapitalization of equity structure occurred in connection with the Business Combination where all series of previously outstanding USBTC preferred stock prior to the Business Combination have been retrospectively recast at an exchange ratio of any series of USBTC preferred stock exchanged for 0.6716 shares of the Company’s common stock, rounded down, if applicable, on a holder level based on their aggregate holdings of all USBTC shares. As such, the previously outstanding shares of convertible preferred stock are no longer considered after the retrospective recast of equity.

Under the two-class method, basic net income (loss) per share attributable to common stockholders was calculated by dividing the net income (loss) less any net income allocated to participating securities by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders was computed by giving effect to all potentially dilutive shares of common stock outstanding for the period. For purposes of this calculation, stock options, restricted stock awards, restricted stock units, deferred stock units, performance stock units, and common stock purchase warrants were considered potentially dilutive shares of common stock computed using the treasury-stock method. Potential shares of common stock issuable upon conversion of the Company’s convertible note are computed using the if-converted method. Under the if-converted method, net income (loss) attributable to common stockholders is adjusted by the effect, net of tax, of potentially dilutive shares computed under this method. In computing potentially dilutive shares of common stock, each class of shares are applied to basic net income (loss) per share attributable to common stockholders on a most to least dilutive basis until a particular class no longer produces further dilution, if applicable.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As of periods beginning on or after July 1, 2023, the Company no longer had participating securities other than common stock. As such, the Company no longer was required to calculate earnings per share (“EPS”) under the two-class method. Basic net income (loss) per share of common stock from continuing operations attributable to the Company and basic net income (loss) per share of common stock from discontinued operations attributable to the Company are computed by dividing net income (loss) from continuing operations attributable to the Company and net income (loss) from discontinued operations attributable to the Company, respectively, by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock from continuing operations attributable to the Company is computed by giving effect to all potentially dilutive shares of common stock, including stock options, restricted stock units, deferred stock units, performance stock units, and common stock purchase warrants to the extent dilutive under the treasury-stock method, and potential shares of common stock issuable upon conversion of the Company’s convertible note under the if-converted method. Under the if-converted method, net income (loss) from continuing operations attributable to the Company is adjusted by the effect, net of tax, of potentially dilutive shares computed under this method. In computing potentially dilutive shares of common stock, each class of shares are applied to basic net income (loss) per share of common stock from continuing operations attributable to the Company on a most to least dilutive basis until a particular class no longer produces further dilution, if applicable. Diluted net income (loss) per share of common stock from discontinued operations attributable to the Company is computed by using the same denominator in calculating diluted net income (loss) per share of common stock from continuing operations attributable to the Company previously noted.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”), which may be an individual or decision-making group. The CODM reviews financial information for the purpose of making operating decisions, allocating resources, and evaluating financial performance of the reportable operating segments of the business, based on discrete financial information. The Company’s Chief Executive Officer is currently designated as the CODM. At June 30, 2023, the Company operated as one reportable segment, as two of its then three lines of business were recently launched, and the CODM did not receive discrete financial information or evaluate the business lines separately. Subsequent to the completion of the Business Combination on November 30, 2023, the Company had additional lines of business, and the CODM began receiving discrete financial information for four reportable segments for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s four reporting segments are Digital Assets Mining, Managed Services, High Performance Computing – Colocation and Cloud, and Other. The CODM uses revenue and cost of revenue of the Company’s four operating segments to assess their performance.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Non-controlling interest

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity on the Company's Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2024, non-controlling interest on the Company’s Unaudited Condensed Consolidated Balance Sheet consists of the 19.99% ownership by a non-affiliated party in Far North. For more details, refer to Note 3. Far North Acquisition.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its condensed consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s condensed consolidated financial statements properly reflect the change.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the CODM, the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and allocation of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023; early adoption is permitted. The Company does not expect the updated guidance to have a material impact on its disclosures.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Far North acquisition

On February 15, 2024, a subsidiary of the Company completed a stalking horse bid to acquire four natural gas power plants in Ontario, Canada in partnership with Macquarie Equipment Finance Ltd. (“Macquarie”), a subsidiary of Macquarie Group Limited, a global financial services group.

The Company recorded the transaction as a business combination and the assets and liabilities of the power plants were recorded using the fair values on the Company’s consolidated balance sheet on the closing date. The estimates of the fair value of assets acquired and liabilities assumed are preliminary and are expected to be finalized before the year ending December 31, 2024.

The Company’s newly created entity, Far North, of which the Company has 80.01% indirect ownership and the remaining 19.99% of which is owned by Macquarie, purchased assets, liabilities, and the business operations of four natural gas power plants located in Iroquois Falls, Ontario; North Bay, Ontario; Kapuskasing, Ontario, and Kingston, Ontario.

The purchase price of the transaction is represented below:

(in USD thousands)	Fair value
Cash paid by the Company held in deposit	$7,739
Loan assumed by the Company	24,611
Credit for the equipment invested in the acquisition	8,238
Opening cash invested - Non-controlling interest	2,709
Opening cash invested - Hut 8	2,709
$46,006

The Company paid $7.7 million in August 2023, which was recorded in the Deposits and prepaid expenses on the Company’s Unaudited Condensed Consolidated Balance Sheet. The Company received a credit of $8.2 million in Far North for investing mining infrastructure and equipment at the North Bay, Ontario facility.

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
$46,006

As part of the transaction, the Company restructured the loan of $24.6 million with Macquarie as a sale lease back agreement of the power plant assets located in Iroquois Falls, Ontario. The sale lease back agreement constituted a debt modification rather than a debt extinguishment and has been reflected accordingly on the Company’s Unaudited Condensed Consolidated Balance Sheet as an equipment finance lease.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental disclosures of cash flow information related to investing and financing activities regarding the business combination are as follows for the six months ended June 30, 2024:

(in USD thousands)
Fair value of tangible assets acquired	$55,980
Liabilities assumed	(9,974)
Purchase price consideration	$46,006

The pro-forma results of Far North are not material for disclosure.

Note 4. Discontinued operations

On March 4, 2024, the Company announced the closure of its Drumheller, Alberta mining site after analysis of the Company’s operations. The table below outlines the results of discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in USD thousands)	2024	2023	2024	2023
Revenue:
Digital Assets Mining	$2	$—	$981	$—

Cost of revenue (exclusive of depreciation and amortization shown below):
Digital Assets Mining	1,546	—	3,895	—

Operating expenses:
Depreciation and amortization	—	—	169	—
General and administrative expenses	194	—	216	—
Impairment of long-lived assets	—	—	6,065	—
Total operating expenses	194	—	6,450	—
Net loss	$(1,738)	$—	$(9,364)	$—

	Six Months Ended
Cash flows from Discontinued Operations	June 30,	June 30,
(in USD thousands)	2024	2023
Operating cashflows used in discontinued operations	$(3,243)	$—

Assets and Liabilities of Discontinued Operations	June 30,	December 31,
(in USD thousands)	2024	2023
Assets	$—	$7,240
Liabilities	2,693	—

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Segment information

The following table presents revenue and cost of revenue for the Company’s reportable segments, reconciled to the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in USD thousands)	2024	2023	2024	2023
Reportable segment revenue:
Digital Assets Mining	$13,912	$15,858	$44,269	$23,504
Managed Services	9,017	4,672	18,252	10,199
High Performance Computing – Colocation and Cloud	3,365	—	6,691	—
Other	13,474	—	22,692	2,474
Eliminations	(4,553)	—	(4,948)	—
Total segment and consolidated revenue	$35,215	$20,530	$86,956	$36,177

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Digital Assets Mining	7,467	10,473	24,089	16,552
Managed Services	3,120	1,514	5,881	3,897
High Performance Computing – Colocation and Cloud	2,500	—	5,089	—
Other	12,102	—	18,672	45
Eliminations	(4,553)	—	(4,948)	—
Total segment and consolidated cost of revenue	$20,636	$11,987	$48,783	$20,494

Reconciling items:
Depreciation and amortization	(11,531)	(4,064)	(23,003)	(6,968)
General and administrative expenses	(17,899)	(5,211)	(37,898)	(11,586)
(Losses) gains on digital assets	(71,842)	—	202,732	—
Gain (loss) on sale of property and equipment	—	—	190	(445)
Realized gain on sale of digital assets	—	1,004	—	2,376
Impairment of digital assets	—	(868)	—	(1,431)
Legal settlement	—	1,531	—	1,531
Foreign exchange loss	720	—	(1,679)	—
Interest expense	(6,012)	(5,657)	(12,293)	(13,232)
Gain on debt extinguishment	—	—	—	23,683
Unrealized gain on derivatives	17,219	—	17,219	—
Equity in earnings of unconsolidated joint venture	2,440	3,358	6,962	6,642
Income tax provision	1,874	(322)	(2,522)	(611)
Net (loss) income from continuing operations	$(70,452)	$(1,686)	$187,881	$15,642

Loss from discontinued operations (net of income taxes of $nil, $nil, $nil, $nil, respectively)	(1,738)	—	(9,364)	—

Net (loss) income	(72,190)	(1,686)	178,517	15,642

Less: Net loss attributable to non-controlling interest	324	—	493	—
Net (loss) income attributable to Hut 8 Corp.	$(71,866)	$(1,686)	$179,010	$15,642

The following table presents summarized information for long-lived assets and goodwill by reportable segments:

	June 30,	December 31,
(in USD thousands)	2024	2023
Digital Assets Mining	$155,585	$166,340
Managed Services	5,009	5,221
High Performance Computing – Colocation and Cloud	27,103	31,282
Other	41,571	4,634
Total Long-Lived Assets and Goodwill	$229,268	$207,477

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Digital assets

The following table presents the changes in the carrying amount of digital assets as of June 30, 2024:

(in USD thousands)	Amount
Balance as of June 30, 2023	$851
Cumulative effect upon adoption of ASU 2023-08	38
Bitcoin assumed through the Business Combination	344,283
Other digital assets assumed through the Business Combination	241
Revenue recognized from Bitcoin mined	41,477
Hosting revenue received in Bitcoin	2,027
Mining revenue earned in prior period received in current period	212
Carrying value of Bitcoin sold	(41,548)
Change in fair value of Bitcoin	32,493
Change in fair value of other digital assets	133
Foreign currency translation adjustments	8,595
Mining revenue not received	(292)
Balance as of December 31, 2023	$388,510
Revenue recognized from Bitcoin mined	31,336
Hosting revenue received in Bitcoin	1,814
Mining revenue earned in prior period received in current period	292
Carrying value of Bitcoin sold	(37,929)
Change in fair value of Bitcoin	274,540
Carrying value of other digital assets sold	(407)
Change in fair value of other digital assets	34
Foreign currency translation adjustments	(9,295)
Balance as of March 31, 2024	$648,895
Revenue recognized from Bitcoin mined	13,914
Hosting revenue received in Bitcoin	1,417
Carrying value of Bitcoin sold	(15,209)
Change in fair value of Bitcoin	(71,842)
Foreign currency translation adjustments	(6,671)
Balance as of June 30, 2024	$570,504

Number of Bitcoin held as of June 30, 2024	9,102
Cost basis of Bitcoin held as of June 30, 2024	$348,213
Realized gains on the sale of Bitcoin for the three months ended June 30, 2024	$7,458

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s digital assets are either held in custody or held in a segregated custody account under the Company’s ownership and pledged as collateral under a borrowing arrangement or in connection with covered call options sold. The details of the digital assets are as follows:

	Amount		Number of digital assets
(in USD thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Current
Bitcoin held in custody	$1,093	$4,583	16	109
Other digital assets held in custody	—	380	—	55,008
Total current digital assets - held in custody	1,093	4,963	16	55,117

Non-current
Bitcoin held in custody	313,724	282,997	5,006	6,704
Total non-current digital assets - held in custody	$313,724	$282,997	5,006	6,704

Non-current
Bitcoin pledged as collateral	255,687	100,550	4,080	2,382
Total non-current digital assets - pledged as collateral	255,687	100,550	4,080	2,382

Total digital assets	$570,504	$388,510	9,102	64,203

Note 7. Property and equipment, net

The components of property and equipment were as follows:

(in USD thousands)	June 30, 2024	December 31, 2023
Mining infrastructure	$39,992	$26,110
Miners and mining equipment	77,804	89,521
Data center infrastructure	8,975	8,772
Computer and network equipment	8,123	8,254
Right-of-use assets - Finance lease	26,496	1,377
Leasehold improvements	715	742
Land and land improvements	79	50
Power plant assets	15,194	—
Construction in progress	4,068	12,471
Property and equipment, gross	181,446	147,297
Less: Accumulated depreciation	(36,349)	(29,228)
Property and equipment, net	$145,097	$118,069

Depreciation and amortization expense related to property and equipment was $10.5 million and $4.1 million for the three months ended June 30, 2024 and June 30, 2023, respectively.

Depreciation and amortization expense related to property and equipment was $21.4 million and $9.9 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

Salt Creek substation purchase

On December 29, 2023, a subsidiary of the Company purchased a substation in Culberson County, Texas, as well as the 1.9 acres of land on which the substation sits, for a total of $7.1 million in cash consideration, which was paid in full during the quarter ended March 31, 2024. In February 2024, the Company’s subsidiary began construction on a new digital asset mining site on this land, giving the optionality for the Company to expand its self-mining fleet.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Impairment of long-lived assets

On March 6, 2024, the Company announced the closure of its Drumheller site in Alberta, Canada. The Company further assessed the profitability of the site which indicated that an impairment triggering event had occurred. Accordingly, with the closure of the Drumheller site, the long-lived assets of the site were fully written down. This resulted in a write down of $6.1 million which is reflected in the Loss from discontinued operations in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company did not have an impairment on its long-lived assets for the three and six months ended June 30, 2023.

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

Note 8. Investments in unconsolidated joint venture

On November 25, 2022, a subsidiary of the Company entered into an Asset Purchase Agreement (the “Agreement”) with Compute North Member, LLC to purchase its 50 percent membership interest in TZRC, an early stage operator of vertically integrated digital assets mining and power facilities (the “Acquired Interests”). The transaction closed on December 6, 2022. As of June 30, 2023, the Company determined that the fair value of the net assets acquired differed from the carrying value of the estimated fair value of the underlying net assets acquired in an amount of approximately $22.4 million. This difference is attributable to depreciable and amortizable assets and liabilities and in accordance with ASC 323, will be accreted within Equity in earnings of unconsolidated joint venture in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended June 30, 2024, and 2023, the amount of accretion was $1.7 million and $2.1 million, respectively. For the six months ended June 30, 2024 and 2023, the amount of accretion was $3.5 million and $4.1 million, respectively.

The consideration paid by the Company’s subsidiary for the acquisition of the Acquired Interests consisted of cash of $10.0 million and the assumption of a senior secured promissory note (the “TZRC Secured Promissory Note”) with a fair value estimate as of the transaction date of approximately $95.1 million. The Company’s subsidiary also assumed a PMA (intangible asset) with a fair value estimate as of the transaction date of approximately $5.9 million. The $10.0 million in cash was sourced from funds the Company’s subsidiary had previously received under the terms of a subscription agreement from a third party. The subscription agreement was subsequently superseded by and the funds released under a promissory note from the same third party. See Note 9.  Loans and notes payable for a discussion of the assumed promissory note from the TZRC transaction and the promissory note from a third party (“TPN”).

TZRC is an operating joint venture where both members jointly control the essential areas of the entity’s business. The purpose of TZRC is to develop, construct, install, own, finance, rent and operate one or more modular data centers located on or near renewable power sources for purposes of digital assets mining. The entity both self-mines and provides hosting services, both of which began in August 2022. Pursuant to the Agreement, the Company assumed the role of property manager under a PMA to provide day-to-day management and oversight services of TZRC’s data center facilities. The service contract has a term of 10 years and automatically renews for successive one-year terms unless either party provides written notice of non-renewal. As property manager, the Company is entitled to approximately $1.5 million per year, subject to downward adjustment based on capacity utilization of TZRC’s data centers. In addition, the PMA allows pass through costs on behalf of the Company, such as payroll and other incidental costs. Pass through costs for the three months ended June 30, 2024 were approximately $0.6 million. For the six months ended June 30, 2024 pass through costs were approximately $1.0 million.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company accounts for its indirect 50% interest in TZRC using the equity method of accounting. For the three months ended June 30, 2024, the Company recorded its ownership percentage of income of TZRC within Equity in earnings of unconsolidated joint venture in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for $0.7 million. For the six months ended June 30, 2024, the Company recorded its ownership percentage of income of TZRC within Equity in earnings of unconsolidated joint venture in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for $3.5 million. The carrying value of the Company’s investment in TZRC was $78.6 million as of June 30, 2024 and is included in the Company’s Unaudited Condensed Consolidated Balance Sheets.

A summarized consolidated income statement for TZRC during the three and six months ended June 30, 2024 and June 2023 follows:

Condensed Consolidated Income Statements
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in USD thousands)	2024	2023	2024	2023
Revenues, net	$33,046	$34,273	$74,240	$65,468
Gross profit	17,726	18,410	39,321	36,779
Net income	1,394	2,607	6,952	5,154
Net income attributable to investee	697	1,304	3,476	2,578

A summarized consolidated balance sheet for TZRC as of June 30, 2024 and December 31, 2023 follows:

Condensed Consolidated Balance Sheets
	June 30,	December 31,
(in USD thousands)	2024	2023
Cash	$35,232	$39,505
Total current assets	59,137	55,097
Property and equipment, net	128,930	159,865
Total other assets	34,515	34,490
Current liabilities	27,651	36,970
Noncurrent liabilities	15,009	17,512
Members equity	179,921	194,970

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Loans and notes payable

Details of the Company’s loans and notes payables are as follows:

(in USD thousands)				June 30,	December 31,
Issuance Date	Maturity Date	Interest Rate		2024	2023
TZRC Secured Promissory Note
December 6, 2022	April 8, 2027	15.25%		$76,947	$81,870

Third Party Note
December 6, 2022	December 5, 2027	18.00%		—	11,490

Anchorage Loan
February 3, 2023	February 2, 2028	9.00	%(1)	37,345	44,363

Coinbase Credit Facility
June 26, 2023	June 16, 2025	11.50	%(2)	64,961	49,724

Coatue Note (convertible note)
June 28, 2024	June 28, 2029	8.00%		149,566	—

Total				$328,819	$187,447
Less: current portion				64,961	64,127
Long-term portion				$263,858	$123,320
(1)	The interest rate as at December 31, 2023 for the Anchorage Loan was 14.00%.
(2)	The interest rate as at December 31, 2023 for the Coinbase credit facility was 10.50%.

During the three months ended June 30, 2024 and June 30, 2023, total principal payments of the Company’s debt were $2.9 million and $10.4 million, respectively. During the three months ended June 30, 2024 and June 30, 2023, the Company recorded amortization of debt issuance costs of $1.3 million and $1.8 million, respectively. During the three months ended June 30, 2024 and June 30, 2023, interest expense was $6.0 million and $5.7 million, respectively.

During the six months ended June 30, 2024 and June 30, 2023, total principal payments of the Company’s debt were $32.3 million and $14.9 million, respectively. During the six months ended June 30, 2024 and June 30, 2023, the Company recorded amortization of debt issuance costs of $2.8 million and $3.0 million, respectively. During the six months ended June 30, 2024 and June 30, 2023, interest expense was $12.3 million and $13.2 million, respectively.

The Company accounts for all of its loans and notes payable in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470”), ASC 815, and ASC 480, Distinguishing Liabilities from Equity (“ASC 840”). The Company evaluated all of its loans and notes payable to determine if there were any embedded components that qualified as derivatives to be separately accounted for.

TZRC Secured Promissory Note

As previously discussed, a subsidiary of the Company assumed a secured promissory note with an estimated fair value amount as of the date of investment of approximately $95.1 million as part of the consideration paid to acquire an equity membership interest in TZRC. The estimated fair value represents a discount of approximately $1.7 million from the carryover basis of the promissory note. The discount is being amortized over the term of the promissory note into interest expense.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The stated interest on the TZRC Secured Promissory Note accrues at a rate per annum equal to the lesser of (a) a varying rate per annum equal to the sum of (i) the prime rate as published in The Wall Street Journal, plus (ii) 12.0% per annum, (b) 15.25% per annum and (c) the maximum rate of non-usurious interest permitted by law. The Company has the option to defer the interest until maturity of the note under a paid-in-kind (“PIK”) payment option. The Company elected to apply the PIK payment option. Accordingly, the interest increases the principal amount of the secured promissory note. PIK interest is payable upon maturity of the note in April 2027, unless or until any portion or all of the promissory note is prepaid under the prepayment option, see discussion below. The Company is also subject to post-default interest of an additional 2% upon occurrence of an event of default. The higher interest rate applies from the date of non-payment until such amount is paid in full. As of June 30, 2024, the interest rate on the secured promissory note was 15.25%.

The Company’s subsidiary has the option to prepay the secured promissory note in whole or in part without premium or penalty. There are no required minimum monthly payments. When distributions are made from TZRC to the Company’s subsidiary, the Company uses 100% of those funds to immediately pay down the TZRC Secured Promissory Note. Any prepayment would be accompanied by all accrued and unpaid interest on the principal amount prepaid. The TZRC Secured Promissory Note is secured by a first priority security interest in the Company’s membership interest in TZRC. The Company is not a guarantor of the TZRC Secured Promissory Note, and there is no recourse to the Company.

As of June 30, 2024, approximately $78.0 million in principal and PIK interest, exclusive of a $1.1 million discount, was outstanding under the TZRC Secured Promissory Note, with payment of principal and PIK interest due upon the first to occur of (a) the date that is five years from origination on April 8, 2022, (b) the date of any event of dissolution of TZRC, and (c) the date of the closing of certain events specified in TZRC’s governing documents.

Third Party Note

On December 6, 2022, the Company, entered into a $10.0 million note with a third party (the “TPN”). The TPN replaced an October 7, 2022, letter agreement between the Company and a third party, wherein the third party agreed, per a subscription agreement, to purchase shares of the Company approximating $10.0 million if certain conditions were met. Funds received under the subscription agreement had been recorded as subscription received in advance (current liability) at September 30, 2022. Under the terms of the letter agreement, the third party allowed the Company to retain the $10.0 million in funds and upon conversion to the TPN, to be used as consideration to fund the acquisition of TZRC. See Note 8. Investment in unconsolidated joint venture.

The TPN had a maturity date of December 5, 2027 and provided for an interest rate of 6.0% per annum. Interest on the TPN was PIK interest and was added to and capitalized on, the outstanding principal. The TPN was secured by certain assets of the Company and did not have financial covenants. On May 16, 2023, the Company amended its TPN. Under the amended TPN, the interest rate was increased to 18.0% per annum, and full repayment of the note was required within 45 days following the consummation of the Business Combination Agreement.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In January 2024, the outstanding balance of the TPN, including all PIK interest, was paid in full.

Anchorage Loan

In February 2023, the Company’s subsidiary restructured its outstanding Equipment Loan and Security Agreements (the “Anchorage Loan”). The restructuring was accounted for under ASC 470-50 Modifications and Extinguishments. The stated interest rate is 9.0% and is subject to adjustment after each year the loan is outstanding, if the Company’s subsidiary does not elect to prepay the Anchorage Loan. Interest rate changes are fixed not variable. The Anchorage Loan allows the Company’s subsidiary to pay the interest as PIK interest by capitalizing unpaid and accrued interest into the principal amount subject to certain conditions. Interest is earned on the first of each annual date, and accrues on the principal balance and PIK interest from prior periods. In connection with the restructuring, the Company’s subsidiary paid approximately $0.7 million in closing fees, issued 1,987,936 shares of common stock of USBTC with an approximate value of $0.8 million (which shares were converted into Company common stock upon the closing of the Business Combination), and paid a termination fee of approximately $0.4 million. Monthly payments commenced on March 15, 2023 and represent 100% of net monthly cash flow from the immediately preceding calendar month activity related to certain Company miners which are being hosted at a third-party facility. The net monthly cash flow payment is allocated as follows: first, to pay all unpaid fees, costs and expenses; second, to the payment of accrued and unpaid interest on the Anchorage Loan; and third, to the principal amount of the Anchorage Loan. If net monthly cash flows for a given month are zero or negative, then no monthly payment is due for such month.

The Anchorage Loan is secured by approximately 21,000 miners at the Company’s Niagara Falls, New York and Orla, Texas facilities and all property, equipment, machinery, and all other assets located in the Company’s Niagara Falls, New York facility. On April 25, 2023, the Anchorage Loan was amended so that interest accrues on the principal balance only and does not include prior period PIK interest. As of June 30, 2024, the Company has $40.0 million outstanding with Anchorage, exclusive of deferred financing costs of $2.6 million.

Coinbase credit facility

A subsidiary of the Company acquired in the Business Combination is party to a credit facility with Coinbase Credit, Inc. (“Coinbase”). The original credit facility was established on June 26, 2023 (the “Original Credit Facility”) and was amended and restated on January 12, 2024 and June 17, 2024. The Original Credit Facility provided for an interest  of 5.0% plus the greater of (i) the US Federal Funds Target Rate – Upper Bound and (ii) 3.25%. The Original Credit Facility provided for up to $50.0 million in loans pursuant to drawdowns made available in three tranches: $15.0 million available from loan inception to 15 business days thereafter, $20.0 million available starting 30 calendar days after loan inception to 15 business days thereafter, and $15.0 million available the day after the closing of the Business Combination and 15 business days thereafter. On or prior to a drawdown, the Company‘s subsidiary was required to pledge, as collateral, Bitcoin with custodian Coinbase Custody Trust Company, LLC., to be held in a segregated custody account under the Company subsidiary’s ownership, such that the loan-to-value (“LTV”) ratio of principal outstanding of the loan and the fair value of collateral is equal to or less than 60%. If the value of the collateral under the credit facility decreases past a specified margin, the Company‘s subsidiary may be required to post additional Bitcoin as collateral.

On January 12, 2024, the Coinbase credit facility was amended (the “First Amended and Restated Credit Agreement”) allowing for a drawdown of a fourth tranche of $15.0 million, which the Company drew on January 12, 2024. Under the terms of the First Amended and Restated Credit Agreement, amounts that are borrowed bear interest at a rate equal to (a) the greater of (i) the US Federal Funds Target Rate – Upper Bound on the date of the applicable borrowing and (ii) 3.25%, plus (b) 5.0%. The First Amended and Restated Credit Agreement additionally established a right for Coinbase to deliver a partial prepayment notice to the Company’s subsidiary if the price of Bitcoin on Coinbase’s digital currency exchange platform (the “Prevailing Market Value”) is less than the higher of (x) $25,000 and (y) 60% of the Prevailing Market Value on the effective date of the First Amended and Restated Credit Agreement, requiring the Borrower to prepay $15.0 million in principal as well as any accrued and unpaid interest. The Company guaranteed certain of its subsidiary’s obligations under the First Amended and Restated Credit Agreement.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On June 17, 2024, the Company entered into an amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with Coinbase. The Second Amended and Restated Credit Agreement extends the final maturity date to June 16, 2025, modifies the LTV thresholds for a margin call, margin release or breach of the Second Amended and Restated Credit Agreement, and modifies the interest rate at a rate equal to (a) the greater of (x) the federal funds rate on the date of the applicable borrowing and (y) 3.25%, plus (b) 6.0%. Under the terms of the Second Amended and Restated Credit Agreement, there is no guaranty by the Company of its subsidiary’s obligations. The Second Amended and Restated Credit Agreement also removes the right for Coinbase to deliver a partial repayment notice to Company if the price of Bitcoin on Coinbase’s digital currency exchange platform (the “Prevailing Market Value”) is less than the higher of (x) $25,000 and (y) 60% of the Prevailing Market Value on the effective date of the First Amended and Restated Credit Agreement.

As of June 30, 2024, the Company has $65.0 million outstanding with Coinbase under the Second Amended and Restated Credit Agreement, exclusive of deferred financing costs of $0.1 million.

Coatue Note (convertible note)

On June 21, 2024, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Coatue Tactical Solutions Lending Holdings AIV 3 LP (the “Coatue Fund”), and a subsidiary of the Company (the “Guarantor”) providing for the purchase and sale of a convertible note (the “convertible note”) in the principal amount of $150.0 million (such amount, together with any PIK interest accrued from time to time, the “Accreted Principal Amount”). The convertible note is a senior unsecured obligation of the Company and guaranteed by the Guarantor pursuant to a Guaranty Agreement (the “Guaranty,” and together with the transactions contemplated by the Purchase Agreement and the convertible note, the “Transaction”). On June 28, 2024, the Company issued the convertible note to the Coatue Fund.

The convertible note bears interest at a rate of 8.00% per year, payable quarterly in arrears on each March 31, June 30, September 30 and December 31, commencing September 30, 2024. Interest may be paid in-kind or in cash, at the Company’s option. The convertible note will have an initial term of five years and may be extended, at the Company’s option, for up to three one-year terms. At maturity, the Company will pay the Coatue Fund the Accreted Principal Amount, together with any accrued and unpaid interest thereon.

During the term of the convertible note, the convertible note will be convertible from time to time, in whole or in part, into shares of the Company’s common stock at the option of the Coatue Fund. The initial conversion price of the convertible note is $16.395 per share of common stock, subject to certain anti-dilution adjustments.

The Coatue Fund will have the right to require the Company to repurchase all, but not less than all, of the convertible note upon a change of control or a delisting on a U.S. stock exchange. If the implied valuation of such event is at least $11.50 per share of the Company’s common stock, the mandatory redemption price will be 150% of the original principal amount of the convertible note (“Contingent Repurchase Right”), and if the implied valuation of such event is less than $11.50 per share of the Company’s common stock, the redemption price will be equal to the Accreted Principal Amount, together with any accrued and unpaid interest as of the redemption date.

Beginning on the two year anniversary of the convertible note’s issuance and continuing until its maturity, the Company has the right, from time to time, to redeem all or any portion of the convertible note for a redemption price equal to 100% of the Accreted Principal Amount, together with any accrued and unpaid interest as of the redemption date if (i) the closing price of the the Company’s common stock equals or exceeds 150% of the then-applicable conversion price for a specified period of time and (ii) there is an effective registration statement covering the resale of any shares of the Company’s common stock issued upon conversion of the convertible note or, in the alternative, the shares of the Company’s common stock issuable pursuant to the convertible note to the extent the Coatue Fund converts at the time would be freely tradable by the Coatue Fund pursuant to Rule 144 under the U.S. Securities Act of 1933, as amended (including without any restriction on volume), subject to a daily redemption limitation such that the number of shares of the Company’s common stock into which the Accreted Principal Amount to be redeemed would be converted does not exceed, after giving effect to such conversion, 100% of the average daily trading volume of the Company’s common stock calculated over a specified period of time.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Purchase Agreement includes certain representations, warranties and covenants, including limitations on the ability of the Company and the Guarantor to incur indebtedness, make certain restricted payments and investments, and enter into affiliate transactions, subject to certain exceptions enumerated in the Purchase Agreement. The Company may consummate a transaction restricted by the foregoing covenants without the Coatue Fund’s consent, so long as it substantially concurrently and as a condition thereto repurchases the convertible note in full from the Coatue Fund for an amount in cash equal to the greater of (i) 120% of the original principal amount of the convertible note and (ii) the Accreted Principal Amount, plus accrued and unpaid interest to the date of such repurchase. The Purchase Agreement also sets forth certain standard events of default upon which the convertible note may be declared immediately due and payable.

As mentioned in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Convertible Instrument and Derivatives, the Company has identified embedded derivatives and separated an embedded derivative, the Contingent Repurchase Right, from the convertible note. The remaining debt host contract is discounted by the initial fair value of the separated embedded derivative from convertible note of nil and is offset by issuance costs. The debt host contract of the convertible note is subsequently measured at amortized cost, and the debt discount and issuance costs are amortized to interest expense over the expected term of the host contract using the effective interest method. The convertible note had an effective interest rate of 8.18% and its interest expense was $0.1 million for the six months ended June 30, 2024. The convertible note had an outstanding principal amount of $150.1 million inclusive of PIK interest accrued, unamortized debt discount and issuance costs of $0.5 million, net carrying amount of $149.6 million, and fair value of $210.1 million. The fair value of the convertible note is estimated using the same method and inputs as the separated embedded derivative from convertible note as disclosed in Note 10. Derivatives. The Company determined that the convertible note is a Level 3 liability given an unobservable input is included in its valuation. The separated embedded derivative from convertible note was initially recorded at nil. See Note 10. Derivatives for a discussion of the separated embedded derivative from convertible note.

Galaxy Credit Facility

On June 17, 2024, the Company terminated its uncommitted $50.0 million open term revolving credit facility with Galaxy Digital.

Note 10. Derivatives

The following table presents the Company’s Unaudited Condensed Consolidated Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		June 30, 2024		December 31, 2023
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Covered call options	Covered call options	$—	$3,625	$—	$—
Total derivatives		$—	$3,625	$—	$—

The following table presents the effect of derivatives on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD thousands)		Three Months Ended		Six Months Ended
Derivative	Statement of Operations Line	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Derivatives not designated as hedging instruments:
Covered call options	Unrealized gain on derivatives	$17,219	$—	$17,219	$—
Total derivatives		$17,219	$—	$17,219	$—

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Covered call options

During the six months ended June 30, 2024, the Company sold covered call options on Bitcoin for proceeds of $20.8 million and recorded an unrealized gain of $17.2 million. As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives, the Company has sold covered call options on Bitcoin to generate cash flow on a portion of its digital assets. The Company has pledged Bitcoin as collateral with one of its digital asset custodians, in a quantity equal to the notional amount, for the covered call options sold. The covered call options are only exercisable upon the date of expiry, are automatically exercised if the underlying reference price is greater than the strike price of the call option, and are net cash settled on the business day immediately following expiry. The reference price is the Bitcoin Reference Rate published by the CME Group and Crypto Facilities Ltd., or any successor, between 4:00pm and 4:30pm London time for a given date. The covered call options are carried at fair value and are Level 2 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement. There was no covered call options activity during the six months ended June 30, 2023 or outstanding as of December 31, 2023.

Separated embedded derivative from convertible note

During the six months ended June 30, 2024, as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Convertible instruments and Note 9. Loans and notes payable, the Company issued a convertible note with embedded derivatives and separated the Contingent Repurchase Right embedded derivative. The separated embedded derivative from convertible note was separated from its debt host contract and was accounted for as a derivative liability carried at fair value in accordance with ASC 815. As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement, the separated embedded derivative from convertible note is a Level 3 liability. The initial fair value of the separated embedded derivative from the convertible note was nil and the fair value as of June 30, 2024 was nil. There was no separated embedded derivative from convertible note activity during the six months ended June 30, 2023 or outstanding as of December 31, 2023.

As of June 30, 2024, the Company estimated the fair value of the separated embedded derivative from convertible note using the PDE Model with the following inputs:

June 30, 2024
Dividend yield	—%
Implied volatility	100.49%
Risk-free interest rate	4.09%
Credit spread	15.29%

Note 11. Leases

The Company’s operating leases are for its subsidiaries’ office and mining facilities. The Company’s subsidiaries also have finance leases, which are primarily related to equipment used at its data centers and the newly acquired Far North power plant located in Iroquois Falls, Ontario.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the right-of-use assets and lease liabilities as of June 30, 2024, and December 31, 2023:

	June 30,	December 31,
(in USD thousands)	2024	2023
Right-of-use assets:
Operating leases	$13,045	$14,534
Finance leases	26,084	1,294
Total right-of-use assets	$39,129	$15,828

Lease liabilities:
Operating leases	$13,805	$14,962
Finance leases	26,197	1,409
Total lease liabilities	$40,002	$16,371

A subsidiary of the Company entered into a sale lease back transaction with Macquarie as part of the Far North transaction. The finance lease related to the power plant in Iroquois Falls, Ontario, is secured by the assets that exist at the power plant.

The Company’s lease costs are comprised of the following:

	Three Months Ended		Six Months Ended
(in USD thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating leases
Operating lease cost	$586	$50	$1,253	$102
Variable lease cost	255	18	517	36
Operating lease expense	841	68	1,770	138
Short-term lease expense	69	128	95	193
Total operating lease expense	910	196	1,865	331
Finance leases
Amortization of financed assets	187	—	374	—
Interest on lease obligations	20	—	42	—
Total finance lease expense	207	—	416	—
Total lease expense	$1,117	$196	$2,281	$331

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents supplemental lease information:

	Six Months Ended
(in USD thousands)	June 30, 2024	June 30, 2023
Operating cash outflows - operating leases	$1,400	$235
Operating cash outflows - finance leases	$42	$—
Financing cash outflows - finance leases	$359	$—

Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—
Right-of-use assets obtained in exchange for finance lease liabilities	$24,672	$—

	Six Months Ended
	June 30, 2024	June 30, 2023
Weighted-average remaining lease term - operating leases	10.8	3.1
Weighted-average remaining lease term - finance leases	4.3	—
Weighted-average discount rate(1) – operating leases	11.2%	7.0%
Weighted average discount rate - finance leases	9.9%	—%

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

The following table presents the Company’s future minimum operating lease payments as of June 30, 2024:

Operating
(in USD thousands)	Leases
Remainder of 2024	$1,427
2025	2,909
2026	2,711
2027	2,450
2028	2,059
Thereafter	13,649
Total undiscounted lease payments	25,205
Less present value discount	(11,400)
Present value of operating lease liabilities	$13,805

The following table presents the Company’s future minimum finance lease payments as of June 30, 2024:

Finance
(in USD thousands)	Leases
Remainder of 2024	$3,871
2025	7,607
2026	6,942
2027	6,942
2028	6,364
Thereafter	—
Total undiscounted lease payments	31,726
Less present value discount	(5,529)
Present value of finance lease liabilities	$26,197

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Stockholders’ equity

Authorized Shares

The Company’s certificate of incorporation, as amended, authorized 1,000,000,000 shares of common stock having a par value of $0.01 per share and 25,000,000 shares of preferred stock having a par value of $0.01 per share.

The Business Combination constituted a business combination and was accounted for using the acquisition method of accounting. In addition, a recapitalization of equity structure occurred where the equity structure of the Company reflects the equity structure of the legal parent as a result of the Business Combination, in this case the combined company named “Hut 8 Corp.”, otherwise referred to as the Company. These Unaudited Condensed Consolidated Financial Statements contain recast stockholders’ equity balances resulting from the retroactive application of recapitalization accounting in accordance with US GAAP, except where otherwise noted. Pursuant to the terms of the Business Combination Agreement on November 30, 2023, stockholders of USBTC received 0.6716 of a share of the Company’s common stock for each share of USBTC capital stock. Legacy Hut shareholders received 0.2000 of a share of the Company’s common stock for each Legacy Hut common share. All previously outstanding USBTC common stock, all series of previously outstanding USBTC preferred stock, previously outstanding USBTC stock options, and previously outstanding USBTC restricted stock awards are presented in the recast Unaudited Condensed Consolidated Statements of Stockholders’ Equity, if applicable, and in the accompanying notes on an as-converted basis, converted at the ratio of 0.6716 for each USBTC share. Fractional shares, if any, were rounded down to the nearest whole share at a stockholder level. Fractional options, if any, were rounded down to the nearest whole option at an award level.

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

As mentioned in Note 9. Loans and notes payable, USBTC issued 1,987,936 shares of USBTC common stock to Anchorage as part of its debt restructuring.

Preferred stock

The reverse recapitalization of equity structure on all series of previously outstanding USBTC preferred stock prior to the Business Combination is as mentioned above in this note.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Common stock warrants

In connection with the Business Combination, common share warrants to purchase Legacy Hut common shares outstanding immediately before the Business Combination have been assumed by the Company pursuant to the Business Combination. The common stock purchase warrants post-Business Combination are entitled to receive upon exercise, in lieu of Legacy Hut common shares, shares of common stock of the Company at an exchange ratio of 0.2000, rounded down to the nearest whole share at a warrant agreement level if applicable, and at an exercise price of the original exercise price divided by the exchange ratio of 0.2000, rounded up to the nearest whole cent if applicable. The common stock purchase warrants include a net share settlement clause at the discretion of the warrant holder, which may result in a variable number of shares being issued for a fixed price due to the use of a certain volume-weighted average price of shares. The Company accounts for its common stock purchase warrants as equity instruments based on the specific terms of the common stock purchase warrant agreements, and has recorded them in additional paid-in capital in equity based on their fair value on the date of assumption. Common stock purchase warrants are valued at inception, upon events such as an exercise, and at subsequent reporting periods if applicable. The classification of the common stock purchase warrants, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period. The fair value of each common stock purchase warrant is estimated on the date of issuance or assumption using the Black-Scholes pricing model.

The common stock purchase warrants assumed in the Business Combination expire on September 17, 2026.

Transactions involving the Company’s equity-classified common stock purchase warrants are summarized as follows:

			Weighted
		Weighted average	average remaining
	Number of	exercise price	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	(in years)
Outstanding as of December 31, 2023	1,895	$53.45	2.8
Outstanding as of June 30, 2024	1,895	$53.45	2.2

The changes in accumulated other comprehensive income, net of tax, is as follows:

	December 31,	Net	June 30,
(in USD thousands)	2023	Change	2024
Foreign currency translation adjustment gain (loss)	$10,761	$(18,372)	$(7,611)
Total	$10,761	$(18,372)	$(7,611)

Note 13. Stock-based compensation

The Company adopted the Rollover Option Plan in connection with the Business Combination, which is a plan that governs replacement stock options that replaced previously outstanding USBTC stock options prior to the Business Combination. The Rollover Option Plan is identical to USBTC’s 2021 Equity Incentive Plan (the “2021 Plan”) except for conforming to changes to take into account the Business Combination, namely the exchange ratio of USBTC stock options exchanged for 0.6716 stock options of the Company. Fractional stock options, if any, were rounded down to the nearest whole stock option at an award level. The exercise price of any USBTC stock option exchanged was equal to the exercise price of the replaced USBTC stock option immediately before the Business Combination divided by 0.6716, rounded up to the nearest whole cent, if applicable. On November 30, 2023, in connection with the Business Combination, USBTC stock options outstanding immediately before the Business Combination were exchanged as noted (“USBTC Replacement Options”). In addition, 4,490,400 shares of common stock are authorized and registered to be issued under the Rollover Option Plan, and no further awards are available for grant under the Rollover Option Plan.

On March 16, 2021, USBTC established the 2021 Plan. The 2021 Plan allowed USBTC to award stock options, stock appreciation rights, restricted awards and performance awards to employees, consultants, and directors of USBTC and its affiliates. Cancelled and forfeited awards were returned to the 2021 Plan for future awards.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the Business Combination, equity awards outstanding under Legacy Hut’s, the accounting acquiree, Omnibus Long-Term Incentive Plan established on February 15, 2018, as amended, (the “2018 Plan”) were amended to settle in shares of the Company’s common stock, for restricted share units and deferred share units, or were cancelled and reissued under the Company’s 2023 Omnibus Incentive Plan (the “2023 Plan”), for stock options, all at an exchange ratio of 0.2000 effective November 30, 2023. The exercise price of stock options under the 2018 Plan immediately before the Business Combination was divided by the exchange ratio of 0.2000 rounded up to the nearest whole cent, if applicable, to obtain the exercise price of the reissued stock options. Fractional awards, if any, were rounded down to the nearest whole award unit at an award level. The replaced stock options are governed by the Company’s 2023 Plan and the amended restricted stock units and deferred stock units are governed by the 2018 Plan with all replaced or amended awards having the same terms and conditions except otherwise noted. The 2018 Plan allowed Legacy Hut to award stock options and restricted share units to employees, consultants, service providers, and directors of Legacy Hut and its affiliates, and deferred share units to employees and directors of Legacy Hut. 1,553,254 shares of common stock have been authorized and registered to be issued under the 2018 Plan.

Effective November 27, 2023, the Company established the 2023 Plan. Under the 2023 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, deferred stock units, other stock-based awards, and stock bonuses can be granted to employees, consultants, and directors of the Company and its affiliates. Cancelled and forfeited awards are returned to the 2023 Plan for future awards. 6,065,682 shares of common stock have been authorized and registered to be issued under the 2023 Plan. As of June 30, 2024, only restricted stock units, deferred stock units, performance stock units, and stock options as replacements of Legacy Hut stock options have been granted under the 2023 Plan.

The Company’s stock-based compensation expense recognized during the six months ended June 30, 2024 and June 30, 2023 and the three months ended June 30, 2024 and June 30, 2023 is included in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and is as follows:

	Three Months Ended		Six Months Ended
(in USD thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Restricted stock awards	$—	$—	$—	$687
Stock options	676	314	1,625	661
Restricted stock units	4,171	—	7,569	—
Deferred stock units	—	—	—	—
Performance stock units	2,163	—	2,290	—
Total stock-based compensation	$7,010	$314	$11,484	$1,348

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

There was no time-based restricted stock award activity during the six months ended June 30, 2024. A summary of USBTC’s unvested time-based restricted stock awards for the six months ended June 30, 2023 is as follows:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	shares	fair value	intrinsic value
Unvested as of December 31, 2022	263,939	$3.38	$102
Granted	704,449	0.39
Vested	—	—	—
Cancelled	(968,388)	1.20
Unvested as of June 30, 2023	—	$—	$—

There was no remaining unrecognized compensation expense related to time-based restricted stock awards as of June 30, 2023.

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

The majority of USBTC’s stock options vest based on service provided by the grantee to USBTC over time; however, certain stock options were also subject to a performance-based vesting condition whereby vesting would be accelerated upon the completion of an initial public offering or merger event (the “IPO Options”).

On November 30, 2023, due to the consummation of the Business Combination, USBTC accelerated a total of 763,609 unvested performance-based stocks options, which was comprised of the IPO Options and the January 2023 and February 2023 modified performance-based stock options described below.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As previously described in this note, in connection with the consummation of the Business Combination, Legacy Hut stock options under the 2018 Plan were cancelled and reissued under the Company’s 2023 Plan at a 0.2000 ratio, rounded down if applicable at a grant level. The exercise price of stock options under the 2018 Plan immediately before the Business Combination were divided by the exchange ratio of 0.2000 rounded up to the nearest whole cent, if applicable, to obtain the exercise price of the replacement stock options. 115,000 Legacy Hut stock options were cancelled under the 2018 Plan and 23,000 replacement stock options were issued under the 2023 Plan with a weighted-average exercise price of $18.41 per share. The weighted-average fair value of these replacement stock options of $7.02 per share was estimated as described in this note with the exception of expected stock volatility where the assumption of the replacement stock options converged with the acquiree awards’ (Legacy Hut stock options) as of the Business Combination consummation; all other assumptions also converged with the acquiree awards’ as of the Business Combination consummation. These 23,000 replacement stock options were fully vested on the Business Combination date. As such, there is no further unrecognized compensation expense related to these replacement stock options.

In January 2023, USBTC repriced 2,122,760 outstanding stock options to an exercise price of $0.39 per share. The incremental expense of vested stock options of approximately $0.03 million was recognized upon the modification date and the incremental expense of unvested stock options of $0.1 million will be recognized over the remaining vesting period of the awards.

In January 2023, USBTC entered into change in control agreements with two senior executives that amended the vesting requirement of certain of their service-based stock options. Under the terms of the amended agreements, an acceleration provision was added for all unvested service-based stock options whereby immediate vesting would occur upon the consummation of the Business Combination. USBTC determined the performance condition was probable of being achieved both prior to and subsequent to the modification and accounted for these changes as a Type I modification (probable-to-probable). As the modification only resulted in the acceleration of service-based vesting and did not involve any other changes, there was no incremental fair value to recognize as additional compensation expense as of the modification date and accordingly no incremental compensation expense required to be recognized.

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

No stock options were granted by the Company during the six months ended June 30, 2024. The following assumptions were used in determining the fair value of USBTC’s stock options during the six months ended June 30, 2023:

Six Months Ended
June 30,
2023
Dividend yield	—%
Expected price volatility	100%
Risk-free interest rate	3.82% – 3.90%
Expected term (in years)	5.5 – 8.0

As of June 30, 2024 there were 1,991,786 unvested service-based options.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of stock options is below for the six months ended June 30, 2024 and the six months ended June 30, 2023:

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2023	4,513,375	$0.48	$58,150	8.8
Granted	—	—
Exercised	(1,063,417)	0.39	8,957
Forfeited or canceled	(59,044)	0.39
Outstanding as of June 30, 2024	3,390,914	$0.51	$49,172	8.2
Vested and exercisable as of June 30, 2024	1,399,128	$0.69	$20,091	8.0

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2022	2,122,742	$2.89	$—	9.0
Granted	2,469,134	0.39
Exercised	—	—	—
Forfeited or canceled	(56,606)	0.39
Outstanding as of June 30, 2023	4,535,270	$0.39	$—	9.0
Vested and exercisable as of June 30, 2023	568,673	$0.39	$—	8.2

The Company had approximately $1.9 million of total unrecognized compensation expense related to stock options granted under the Rollover Option Plan as of June 30, 2024, which is expected to be recognized over a weighted-average remaining vesting period of approximately 0.8 years.

The weighted average grant-date fair value of stock options was $0.31 per share during the six months ended June 30, 2023.

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

Stock-based compensation expense related to share-settled restricted stock units is based on the fair value of the Company’s common stock on the date of grant for restricted stock units under the 2023 Plan. For restricted stock units under the 2018 Plan, the stock-based compensation expense is based on the fair value of the Company’s common stock on the date of the Business Combination’s consummation. The Company recognizes stock-based compensation expense associated with such share-settled restricted stock unit awards on a graded basis over the awards’ service-based vesting tranches. Share-settled restricted stock unit awards granted up to June 30, 2024 vest in equal annual installments over a three-year period or for non-employee directors, fully vest by a certain date (unless accelerated in connection with a change in control event under specified conditions as set forth in the applicable restricted stock unit agreement or otherwise in accordance with provisions of the award’s governing plan or applicable agreement).

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In February 2023, the Company accelerated the vesting of 66,666 restricted stock units held by its Chief Financial Officer to dates earlier than the original vest dates. As the modification only resulted in the acceleration of service-based vesting and did not involve any other changes, there was no incremental fair value to recognize as additional compensation expense as of the modification date and accordingly no incremental compensation expense required to be recognized.

The following table presents a summary of the activity of the service-based restricted stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2023	1,554,347	$10.36	$20,735
Granted	660,991	8.35
Vested	(905,221)	9.60	8,205
Forfeited	(59,428)	12.05
Unvested as of June 30, 2024	1,250,689	$9.77	$18,748

The Company had approximately $7.1 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan and 2018 Plan that are settleable in shares of common stock of the Company as of June 30, 2024, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.4 years. The Company had no restricted stock unit activity during the six months ended June 30, 2023.

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

The following table presents a summary of the activity of the deferred stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Vested and outstanding as of December 31, 2023	91,804	$9.73	$1,225
Redeemed	(17,850)	9.78	224
Vested and outstanding as of June 30, 2024	73,954	$9.73	$1,109

There was no remaining unrecognized compensation expense related to deferred stock units as of June 30, 2024. The Company had no deferred stock unit activity during the six months ended June 30, 2023.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Performance stock units

Performance stock units granted under the 2023 Plan entitle recipients to receive a number of shares of the Company’s common stock based on market and service conditions as per each respective performance stock unit agreement. At the Company’s discretion, performance stock units may be settled in shares of common stock or cash in lieu of settling in shares or a combination of shares of common stock and cash. The Company currently does not intend to settle any performance stock units in cash or in a combination of shares of common stock and cash. During the six months ended June 30, 2024, the Company awarded 1,552,432 market-based performance stock units to certain employees, including to its Chief Executive Officer, Chief Strategy Officer, and Chief Legal Officer.

The performance stock units granted as of June 30, 2024 have market-based and service-based vest conditions. These performance stock units vest approximately three years from grant date and if the Company’s stock price, on a basis of the highest volume-weighted average stock price of the Company over a 20 consecutive trading day period during a certain measurement period within the vest period, exceeds the Company’s 20 consecutive trading day volume-weighted average stock price as of a certain date by at least 50% or at least 100% (“VWAP Goal”), then the percentage of performance stock units eligible to vest is 100% or 200% of the number of performance stock units granted, respectively. Any performance stock units that become eligible to vest as per their respective agreements will vest as of the end of the measurement period. These performance stock units do not have interpolation conditions on the percentage of units that are eligible to vest.

The VWAP Goal is considered a “market condition” under FASB ASC Topic 718, Compensation—Stock Compensation, and as such, the Company used a Monte Carlo simulation model to determine the grant-date fair value of performance stock units with a market condition. The Monte Carlo simulation takes into account the probability that the market condition will be achieved based on predicted stock price paths compared to a publicly traded set of peer companies in addition to the below assumptions:

Six Months Ended
June 30,
2024
Dividend yield	—%
Expected price volatility	115%
Risk-free interest rate	4.38% – 4.84%
Expected term (in years)	2.9 – 3.0

The Company recognizes stock-based compensation expense associated with performance stock unit awards on a graded basis over the awards’ derived service period. Stock-based compensation expense associated with performance stock units is not adjusted in future periods for the success or failure to achieve the specified market conditions. The weighted-average derived service period of performance stock units granted during the six months ended June 30, 2024 was 3.0 years.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents a summary of the activity of the performance stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2023	—	$—	$—
Granted	1,552,432	17.24
Unvested as of June 30, 2024	1,552,432	$17.24	$46,542

As of June 30, 2024, unrecognized stock-based compensation expense related to the Company’s performance stock units was $24.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.7 years.

Subsequent awards

In August 2024, the Company awarded 61,062 service-based restricted stock units under its 2023 Plan to certain employees with a weighted average grant-date fair value of $12.42 per unit. These restricted stock units vest in equal annual installments over a three-year period.

In August 2024, the Company awarded 111,884 service-based restricted stock units under its 2023 Plan to its non-employee directors with a weighted average grant-date fair value of $11.39 per unit. These restricted stock units vest on the date of the 2025 annual general meeting of the stockholders of the Company.

In August 2024, the Company accelerated the vesting of 380,658 stock options held by three non-employee directors and 425,604 stock options held by its Chief Executive Officer to immediately vest. As the modifications only resulted in the acceleration of service-based vesting and did not involve any other changes, there was no incremental fair value to recognize as additional compensation expense as at the modification date and accordingly no incremental compensation expense required to be recognized.

Note 14. Net income (loss) per share of common stock

Basic and diluted net income (loss) per share attributable to common stockholders is computed in accordance to Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Net income (loss) per share of common stock. In addition, as mentioned in Note 12. Stockholders’ equity, a recapitalization of equity structure occurred in a historical period and these unaudited condensed consolidated financial statements contain recast stockholders’ equity balances resulting from the retroactive application of recapitalization accounting in accordance with US GAAP. As such, the net income (loss) per share of common stock computations below for the historical period reflects the retroactive application of recapitalization.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share of common stock as their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Unvested restricted stock awards (1)	—	—	—	239,195
Stock options	3,390,914	4,535,270	23,000	4,535,270
Restricted stock units	1,250,689	—	144,200	—
Deferred stock units	73,954	—	—	—
Performance stock units	1,552,432	—	1,552,432	—
Warrants	1,895	—	1,895	—
Convertible note and separated embedded derivative from convertible note	9,155,230	—	—	—
Total	15,425,114	4,535,270	1,721,527	4,774,465

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share of common stock computations for the periods presented:

	Three Months Ended		Six Months Ended
(in USD thousands, except share and per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net (loss) income attributable to Hut 8 Corp.	$(71,866)	$(1,686)	$179,010	$15,642
Less: loss from discontinued operations (net of income taxes of $nil, $nil, $nil, $nil, respectively)	1,738	—	9,364	—
Net (loss) income from continuing operations attributable to Hut 8 Corp. – basic	$(70,128)	$(1,686)	$188,374	$15,642
Effect of dilutive shares on net income (loss):
Effect of convertible note and separated embedded derivative from convertible note, net of tax	—	—	45	—
Net (loss) income from continuing operations attributable to Hut 8 Corp. – diluted	$(70,128)	$(1,686)	$188,419	$15,642
Loss from discontinued operations (net of income taxes of $nil, $nil, $nil, $nil, respectively) attributable to Hut 8 Corp.	$(1,738)	$—	$(9,364)	$—

Denominator:
Weighted average shares of common stock outstanding – basic	90,192,842	43,193,201	89,671,344	42,830,760
Dilutive impact of outstanding equity awards	—	—	4,329,951	38,111
Dilutive impact of convertible note	—	—	150,844	—
Weighted average shares of common stock outstanding – diluted	90,192,842	43,193,201	94,152,139	42,868,871
Net (loss) income per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp. (1)	$(0.78)	$(0.04)	$2.10	$0.37
Basic from discontinued operations attributable to Hut 8 Corp. (2)	$(0.02)	$—	$(0.10)	$—
Diluted from continuing operations attributable to Hut 8 Corp. (3)	$(0.78)	$(0.04)	$2.00	$0.36
Diluted from discontinued operations attributable to Hut 8 Corp. (4)	$(0.02)	$—	$(0.10)	$—

(1) Calculated as net income from continuing operations attributable to Hut 8 Corp. – basic, divided by weighted average shares of common stock outstanding – basic

(2) Calculated as loss from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – basic

(3) Calculated as net income from continuing operations attributable to Hut 8 Corp. – diluted, divided by weighted average shares of common stock outstanding – diluted

(4) Calculated as loss from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – diluted

Note 15. Concentrations

The Company has only mined Bitcoin as of June 30, 2024 and December 31, 2023. Therefore, 100% of the Company’s mining revenue is related to one digital asset. The Company had two mining pool operators as of June 30, 2024 and December 31, 2023.

Note 16. Related party transactions

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Commitments and Contingencies

Commitments

Purchase agreements

In October 2023, the Company’s board of directors determined to expand the Company’s business by entering the AI infrastructure market, including the authorization of an initial purchase order of AI equipment for an aggregate purchase price of approximately $40.0 million. The purchase order is subject to customary terms and conditions, including a limited cancellation option by the Company’s subsidiary party thereto prior to the commencement of the AI equipment production.

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

Lancium, LLC Lawsuit

On May 11, 2023, Lancium, LLC (“Lancium”) filed a lawsuit claiming that USTBC infringed upon a number of its patents and sought unspecified compensatory damages, treble damages and attorney’s fees and costs. On January 16, 2024, the lawsuit was dismissed without prejudice.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Securities Litigation

In February and March 2024, two purported securities class actions were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers. The two class actions were consolidated and lead plaintiff was appointed on April 19, 2024. The lead plaintiff filed a consolidated amended complaint on June 14, 2024. The consolidated amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The Company disputes the claims in the consolidated shareholder class action and intends to vigorously defend against them.

Since the filing of the securities class actions, shareholder derivative suits were filed against the Company, its directors and certain of its current and former officers in the U.S. District Courts for the Southern District of New York, the District of Delaware, and the Southern District of Florida alleging derivative claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the Exchange Act, including Section 10(b). All derivative actions filed in the Southern District of New York have been, or are in the process of being, transferred to the District of Delaware. The parties to Thompson v. Leverton, et. al., and Torres v. Tai, et. al., currently pending in the District of Delaware, have filed a stipulation staying those proceedings pending the outcome of the motion to dismiss in the consolidated securities class action in the Southern District of New York. The stipulation is pending entry by the District of Delaware. Plaintiffs in other Delaware proceedings, Joseph v. Leverton, et. al., and Ubhi v. Leverton, et. al., have been ordered to show cause as to why their case should not be dismissed for failure to state a claim.

The parties have also filed a stipulation consolidating and staying proceedings in the Southern District of Florida pending the outcome of the motion to dismiss in the securities class action in the Southern District of New York. The stipulation was entered by the Southern District of Florida, and the court also administratively closed the consolidated proceeding pending the outcome of the securities class action in the Southern District of New York.

The Company disputes the claims in these derivative cases and intends to vigorously defend against them.

Based on the preliminary nature of these proceedings, the outcome of these matters remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

Note 18. Subsequent events

The Company has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Unaudited Condensed Consolidated Financial Statements were available to be issued. Except as described above and below, the Company has concluded no other subsequent events have occurred that requires disclosure.

Termination Fee

The Company received a termination fee payment from a hosting customer on August 7, 2024. The payment received was $9.6 million, consisting of a termination fee of $13.6 million net of $4.0 million of hosting fees payable by the Company to the customer and recorded in the accounts payable and accrued expenses as of June 30, 2024.

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

Business Overview

Hut 8 is an energy infrastructure operator and Bitcoin miner with self-mining, hosting, managed services, and traditional data center operations across North America. We acquire, design, build, manage, and operate data centers that power compute-intensive workloads such as Bitcoin mining, high performance computing, and AI.

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

As of June 30, 2024, our total energy capacity under management was 1,075 MW across eighteen sites: 762 MW across nine Bitcoin mining sites in North America, 310 MW across four natural gas power generation facilities in Canada, and 3 MW across five cloud and colocation data centers in Canada.

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

On November 30, 2023, the Business Combination was completed and Hut 8 Corp. began trading on the Nasdaq on December 4, 2023.

Given that the Business Combination closed after the end of the quarterly period ended June 30, 2023, the information included in this Quarterly Report principally describes Hut 8’s business and operations following the closing of the Business Combination, but includes the historical financial statements of USBTC, the accounting acquirer, and related management’s discussion and analysis, which describes the business, financial condition, results of operations, liquidity and capital resources of USBTC prior to the Business Combination.

Business Segments

We have four reportable business segments: Digital Assets Mining, Managed Services, High Performance Computing — Colocation and Cloud, and Other.

Digital Assets Mining

Currently, the majority of our revenue is derived from Digital Assets Mining (also referred to as self-mining), which principally consists of mining Bitcoin. Our self-mining business spanned four sites during the three months ended June 30, 2024:

●	three sites with facilities we own and operate: (1) Niagara Falls, New York (“Alpha”), (2) Medicine Hat, Alberta (“Medicine Hat”), and (3) Orla, Texas (“Salt Creek”); and
●	one site with a facility in McCamey, Texas (King Mountain) that we own 50% of through a joint venture (the “King Mountain JV”).

Until April 30, 2024, we also had self-mining operations at two sites located in Kearney, Nebraska (“Kearney”) and Granbury, Texas (“Granbury”).

We receive digital asset mining rewards via third party mining pool operators, Foundry Digital LLC and Luxor Technology Corporation. Mining pools allow us to combine our computing power with other miners, increasing the chances of solving a block and getting paid by the network. The pools distribute our pro-rata share of Bitcoin rewards based on the computing power we contribute.  On April 19, 2024, the Bitcoin reward for solving a block was halved from 6.25 Bitcoin to 3.125 Bitcoin.

As the adoption of Bitcoin continues to grow and the market valuation of Bitcoin rises, we anticipate a surge in demand for Bitcoin, prompting the entry of new miners into the market. This influx of participants results in the increase of the Bitcoin network’s hash rate. Consequently, existing miners must scale their own hash rate to maintain a competitive edge in solving blocks and acquiring rewards. While we anticipate this trend to persist, we aim to grow our hash rate as we continue to scale our portfolio of underlying energy infrastructure.

As of June 30, 2024, including our net share of the King Mountain JV, we owned approximately 49,400 miners totaling approximately 4.8 EH/s with an average fleet efficiency of 31.7 J/TH.

Managed Services

Our Managed Services business provides institutional partners with an end-to-end partnership model for energy infrastructure development, including:

●	Project inception: Site design, procurement, and construction management;
●	Project operationalization: Software automation, process design, personnel hiring, and team training;
●	Revenue management: Utilities contracts, hosting operations, and customer management;
●	Project optimization: Energy portfolio optimization and strategic initiatives; and/or
●	Compliance and reporting: Finance, accounting, and safety.

Under this model, partners can enter into infrastructure projects with confidence: renewable energy companies can utilize our modular data centers as a flexible load, investors can deploy capital into energy infrastructure without the need for specialized expertise in site design, construction, and operations and site owners can monetize their assets with minimal operational requirements on their end. Meanwhile, the scalable and capital-light nature of this business allows us to generate cash flow without significant upfront capital investment while driving attractive project-level economics for our partners. Cash flows are generated through a fee structure that is typically fixed based on power capacity under management, with reimbursement of passthrough costs. In addition to the fixed fee, further cash flows may be driven from incentive bonuses and certain energy management services.

As of June 30, 2024, we managed 582 MW of energy capacity under this program across six sites in the United States, which included 280 MW owned by the King Mountain JV and 302 MW owned by Ionic.

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

Other

Hosting

We also enter into hosting contracts to operate mining equipment on behalf of third parties within our facilities. Hosting services include the provision of mining equipment and energized space and the monitoring, troubleshooting, repair, and maintenance of customer mining equipment. Hosting services revenue is generated through fees that may be fixed or based on a profit-sharing arrangement, typically with reimbursement for passthrough costs.

As of June 30, 2024, we hosted approximately 8,500 miners (about 0.8 EH/s) at our wholly owned Alpha site, which has a total capacity of 50 MW.

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

Power

We provide capacity and energy to the grid through the natural gas power plants in Ontario, Canada through the majority-owned Far North entities. The power generation facilities that are connected to the IESO, which operates Ontario’s power grid, primarily generate revenue from capacity sales. Revenue generated from electricity sales is variable and depends on several factors including but not limited to the supply and demand for electricity, generation capacity in the market, and the prevailing price of natural gas.

Joint Ventures

King Mountain JV

The King Mountain JV is a 50/50 joint venture with one of the world’s largest renewable energy producers. The King Mountain JV has 280 MW of self-mining and hosting operations colocated behind-the-meter at a wind farm in McCamey, Texas. A subsidiary of Hut 8 acquired a 50% membership interest in December 2022 through a competitive auction process in connection with the Chapter 11 bankruptcy filing of Compute North. As part of the acquisition, the Hut 8 subsidiary also assumed the TZRC Secured Promissory Note.

As of June 30, 2024, the King Mountain JV owned approximately 18,000 miners for self-mining (about 1.8 EH/s) and hosted approximately 68,200 miners (about 7.6 EH/s) for Marathon Digital at its wholly owned King Mountain site, which has a total capacity of 280 MW.

We account for the King Mountain JV using the equity method of accounting, resulting in reporting the King Mountain JV as an unconsolidated joint venture. Additionally, our 50% portion of monthly distributions from the King Mountain JV are swept to pay down the TZRC Secured Promissory Note. See Note 8. Investments in unconsolidated joint venture and Note 9. Loans and notes payable to the Unaudited Condensed Consolidated Statements found elsewhere in this Quarterly Report for additional information on the King Mountain JV and TZRC Secured Promissory Note.

Below is the condensed consolidated income statement for the King Mountain JV for the three and six month periods ended June 30, 2024 and 2023.

Condensed Consolidated Income Statement

	Three Months Ended		Six Months Ended
(in USD thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues, net	$33,046	$34,273	$74,240	$65,468
Gross profit	17,726	18,410	39,321	36,779
Net income	1,394	2,607	6,952	5,154
Net income attributable to investee	697	1,304	3,476	2,578

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in USD thousands)	2024	2023	2024	2023
Net income	$1,394	$2,607	$6,952	$5,154
Depreciation and amortization	15,674	15,253	31,107	30,489
Interest income	(440)	—	(915)	—
Adjusted EBITDA	$16,628	$17,860	$37,144	$35,643

Far North JV

The Far North JV is an approximately 80/20 joint venture in partnership with Macquarie. We acquired an approximately 80% membership interest in the Far North JV in February 2024 through a stalking horse bid for the acquisition of certain assets of Validus Power Corp. and certain of its subsidiaries. The Far North JV holds certain mining and electrical equipment formerly owned by a subsidiary of Hut 8, in addition to four natural gas power plants totaling 310 MW in Ontario, Canada, including:

●	one 110 MW facility in Kingston;
●	one 120 MW facility in Iroquois Falls;
●	one 40 MW facility in Kapuskasing; and
●	one 40 MW facility and Bitcoin mine in North Bay.

We account for the Far North JV using the acquisition method of accounting, resulting in consolidation of the Far North entities with a non-controlling interest. As of June 30, 2024, the consolidated balance sheet included the following balances from Far North:

June 30,
(in USD thousands)	2024
Assets:
Cash and cash equivalents	$396
Accounts receivable, net	2,428
Deposits and prepaid expenses	1,446
Property and equipment, net	39,145
Total assets	$43,415

Liabilities:
Accounts payable and accrued expenses	2,100
Finance lease liability	25,189
Total liabilities	$27,289

Non-controlling interests	$8,186

Recent Developments

West Texas Site

On July 9, 2024, we entered into a power purchase agreement and other definitive agreements for a site in West Texas with exclusive access to 205 MW of immediately available power capacity and land. The site is adjacent to a wind farm and connected to the ERCOT grid and is well-positioned to support a variety of high-density compute applications, including Bitcoin mining and AI.

Convertible Note Purchase Agreement

On June 21, 2024, we entered into a Purchase Agreement with a Coatue Fund, and the Guarantor, providing for the purchase and sale of a convertible note in the principal amount of $150.0 million. The convertible note is a senior unsecured obligation of and guaranteed by the Guarantor pursuant to the Guaranty. We intend to use the proceeds from the sale to fund growth capital expenditures and for general corporate purposes. See Note 9. Loans and notes payable to the Unaudited Condensed Consolidated Statements found elsewhere in this Quarterly Report for additional information on the Transaction.

Arrangement with Ionic Digital

On June 19, 2024, we amended our four-year agreement with Ionic to provide end-to-end managed services across all of Ionic’s Bitcoin mining operations as well as future upside opportunities related to building and managing new sites. Under the amended agreement, we expect to earn an aggregate of $15.0 million per year in management fees in addition to reimbursement for direct passthrough operating expenses, compared to $20.4 million per year under the original agreement.

Coinbase Credit Facility

On June 17, 2024, our subsidiary entered into the Second Amended and Restated Credit Agreement with Coinbase. The Second Amended and Restated Credit Agreement extends the final maturity date to June 16, 2025, modifies the LTV thresholds for a margin call, margin release or breach of the Second Amended and Restated Credit, and modifies the interest rate at a rate equal to (a) the greater of (x) the federal funds rate on the date of the applicable borrowing and (y) 3.25%, plus (b) 6.0%. See Note 9. Loans and notes payable to the Unaudited Condensed Consolidated Statements found elsewhere in this Quarterly Report for additional information on the Second Amended and Restated Credit Agreement.

Derivatives Trades

We entered into an ISDA Agreement with NYDIG and executed four covered call options trades for 2,125 Bitcoin during April 2024, for proceeds of $20.8 million. The Bitcoin were transacted from the existing Bitcoin holdings and are being pledged as collateral with NYDIG Custody.

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

During the three months ended June 30, 2024 and 2023, the price of Bitcoin ranged from $58,100 to $71,700 and $25,100 to $30,700, respectively. During the six months ended June 30, 2024 and 2023, the price of Bitcoin ranged from $39,600 to $73,100 and $16,600 to $30,700, respectively.

Bitcoin network difficulty and hash rate

Bitcoin network difficulty, which varies directly with Bitcoin network hash rate, directly affects the results of our operations. We define Bitcoin network difficulty, multiplied by two to the thirty-second power (difficulty * 2˄32), as the measure of how many SHA-256d hashes, on average, are required to record a new block on the Bitcoin blockchain. The Bitcoin protocol is designed such that one block is generated, on average, every 10 minutes, no matter how much hash rate is on the network. To keep the time interval between blocks fixed at 10 minutes, the Bitcoin network adjusts its “network difficulty” every 2,016 blocks (or roughly every two weeks) such that the average number of SHA-256d hashes needed to find a new block is normalized at 10 minutes based on the time interval between blocks for the last 2,016 blocks.

For example, as Bitcoin network hash rate increases, the time interval between new blocks decreases. The Bitcoin network will then adjust its difficulty upward to require more hashes, on average, to record a new block. Network difficulty is an integer.

Average network difficulty and average network hash rate were 84.8T and 606.9 EH/s, respectively, for the three months ended June 30, 2024, compared to 49.5T and 354.3 EH/s, respectively, for the three months ended June 30, 2023. Average network difficulty and average network hashrate were 81.1T and 580.4 EH/s, respectively, for the six months ended June 30, 2024, compared to 44.8T and 320.9 EH/s, respectively, for the six months ended June 30, 2023.

Block reward and halving

During the three and six months ended June 30, 2023, the Bitcoin reward for solving a block was 6.25 Bitcoin. Since April 19, 2024, the Bitcoin reward for solving a block has decreased to 3.125 Bitcoin. The Bitcoin network is programmed such that the Bitcoin block reward is halved every 210,000 blocks mined, or approximately every four years (the “Halving”). This reduction in reward spreads out the release of Bitcoin over a long period of time as an ever smaller number of coins are mined with each Halving. The maximum supply of Bitcoin is 21,000,000 Bitcoin, which is projected to be fully mined around the year 2140.

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

The following table presents our key performance indicators for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Cost to mine a Bitcoin (excluding hosted facilities)(1)	$26,232	$11,321	$22,962	$10,059
Cost to mine a Bitcoin(2)	$26,232	$14,907	$25,053	$13,846
Weighted average revenue per Bitcoin mined(3)	$65,656	$27,927	$55,662	$25,928
Bitcoin mined(4)	279	740	995	1,263
Energy cost per MWh	$31.71	$37.34	$35.40	$35.99
Hosting cost per MWh	$—	$60.11	$68.72	$61.34
Energy capacity under management (mining)(5)	762 MW	730 MW	762 MW	730 MW
Total energy capacity under management(6)	1,075 MW	730 MW	1,075 MW	730 MW
(1)	Cost to mine a Bitcoin (excluding hosted facilities) is equivalent to the all-in electricity cost, net of credits from participation in ancillary demand response programs, to mine a Bitcoin at owned facilities and includes our net share of the King Mountain JV.
(2)	Cost to mine a Bitcoin is calculated as the sum of total all-in electricity expense, net of credits from participation in ancillary demand response programs, and hosting expense divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV.
(3)	Weighted average revenue per Bitcoin mined is calculated as the sum of total self-mining revenue divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV; it excludes our discontinued operations at Drumheller, Alberta.
(4)	Bitcoin mined includes our net share of the King Mountain JV and excludes our discontinued operations at Drumheller, Alberta. Bitcoin mined excluding our net share of the King Mountain JV was 212 and 568 for the three months ended June 30, 2024 and 2023, respectively, and 803 and 894 for the six months ended June 30, 2024 and 2023, respectively.
(5)	Energy capacity under management (mining) includes 180 MW of self-mining sites comprised of Alpha, Medicine Hat, and Salt Creek, as well as 280 MW of capacity under management at our King Mountain JV. The remaining 302 MW is from our Managed Services agreement with Ionic.
(6)	Total energy capacity under management includes 762 MW of energy capacity under management (mining), 310 MW of capacity from our four natural gas power generation facilities, and 3 MW of capacity from our five cloud and colocation data centers.

Cost to mine a Bitcoin

Our profitability in self-mining is heavily dependent upon our cost to mine a Bitcoin, calculated as the sum of total all-in electricity expense, net of credits from participation in ancillary demand response programs, and hosting costs divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV. Our management reviews the cost to mine a Bitcoin excluding hosted facilities and inclusive of hosted facilities.

Our cost to mine a Bitcoin (excluding hosted facilities) for the three months ended June 30, 2024 was $26,232 compared to $11,321 for the three months ended June 30, 2023. The increase was primarily due to the Halving event in April 2024 which decreased the Bitcoin reward from 6.25 Bitcoin per block to 3.125 Bitcoin per block, in addition to an increase in average network difficulty during the period (84.8T for the three months ended June 30, 2024 compared to 49.5T for the three months ended June 30, 2023). This was partially offset by a decrease in our energy cost per MWh (see below for further discussion on energy cost per MWh).

Our cost to mine a Bitcoin (excluding hosted facilities) for the six months ended June 30, 2024 was $22,962 compared to $10,059 for the six months ended June 30, 2023. The increase was also primarily due to the Halving event in April 2024 and an increase in average network difficulty during the period (81.1T for the six months ended June 30, 2024 compared to 44.8T for the six months ended June 30, 2023), partially offset by a decrease in our energy cost per MWh (see below for further discussion on energy cost per MWh).

Inclusive of hosted facilities, our cost to mine a Bitcoin for the three months ended June 30, 2024 was $26,232 compared to $14,907 for the three months ended June 30, 2023. As of April 30, 2024, we were no longer self-mining at hosted facilities, and we did not incur hosting costs during the three months ended June 30, 2024, so our cost to mine a Bitcoin for the three months ended June 30, 2024 consisted solely of energy costs.

Inclusive of hosted facilities, our cost to mine a Bitcoin for the six months ended June 30, 2024 was $25,053 compared to $13,846 for the six months ended June 30, 2023. The increase was driven by the Halving event in April 2024, an increase in average network difficulty during the period (81.1T for the six months ended June 30, 2024 compared to 44.8T for the six months ended June 30, 2023) and an increase in our hosting cost per MWh due to a higher variable hosting rate that is tied to hashprice. This was partially offset by a decrease in our energy cost per MWh (see below for further discussion on energy cost per MWh) and a decrease in energy consumption at hosted facilities after exiting the Kearney and Granbury sites.

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

Energy cost per MWh for the three months ended June 30, 2024 was $31.71 compared to $37.34 for the three months ended June 30, 2023, and the decrease was primarily driven by lower energy costs at our newly built Salt Creek site in addition to credits received for participating in ancillary demand response programs and efficient economic curtailment of miners using our proprietary software. The current quarter reflects three months of combined company self-mining activity at our Alpha, Medicine Hat, Salt Creek, and King Mountain sites while the prior quarter reflects three months of USBTC’s self-mining activity at our Alpha and King Mountain sites.

Energy cost per MWh for the six months ended June 30, 2024 was $35.40 compared to $35.99 for the six months ended June 30, 2023, and the decrease was also primarily driven by lower energy costs at our newly built Salt Creek site in addition to credits received for participating in ancillary demand response programs. The current period reflects six months of combined company self-mining activity at our Alpha, Medicine Hat, Salt Creek, and King Mountain sites while the prior period reflects six months of USBTC’s self-mining activity at our Alpha and King Mountain sites.

Hosting cost per MWh for the three months ended June 30, 2024 was nil compared to $60.11 for the three months ended June 30, 2023. The decrease was due to us no longer self-mining at the Kearney and Granbury sites as of April 30, 2024, and we did not incur any hosting costs during the current quarter.

Hosting cost per MWh for the six months ended June 30, 2024 was $68.72 compared to $61.34 for the six months ended June 30, 2023. The increase was due to a higher variable hosting rate (tied to hashprice) at the Kearney and Granbury sites during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Bitcoin mined

Bitcoin mined represents the number of Bitcoin we mined during the respective periods and includes our net share of the King Mountain JV. Our management looks at this metric as it directly impacts our Digital Assets Mining segment and King Mountain JV for the respective periods.

Bitcoin mined for the three months ended June 30, 2024 and 2023 was 279 and 740, respectively. The decrease in Bitcoin mined was primarily due to the Halving, an increase in network difficulty (84.8T for the three months ended June 30, 2024 compared to 49.5T for the three months ended June 30, 2023), the relocation of miners from the Kearney and Granbury sites to Alpha and Salt Creek, and planned downtime at the Salt Creek site to fortify the upstream electrical infrastructure supporting the facility.

Bitcoin mined for the six months ended June 30, 2024 and 2023 was 995 and 1,263, respectively. The decrease in Bitcoin mined was also driven by the Halving, an increase in network difficulty (81.1T for the six months ended June 30, 2024 compared to 44.8T for the six months ended June 30, 2023), the relocation of miners from the Kearney and Granbury sites to Alpha and Salt Creek, and planned downtime at the Salt Creek site to fortify the upstream electrical infrastructure supporting the facility.

Energy capacity under management

Energy capacity under management (mining) includes the energy capacity of our self-mining and hosting infrastructure, as well as the energy capacity of the sites that we manage for our clients under the Managed Services line of business. Total energy capacity under management includes energy capacity under management (mining) plus energy capacity from our natural gas power generation facilities and traditional data centers.

Energy capacity under management (mining) as of June 30, 2024 was 762 MW compared to 730 MW as of June 30, 2023. The increase was due to: (i) the addition of Medicine Hat, a 67 MW self-mining facility that we own as a result of the Business Combination, (ii) the addition of five digital assets mining facilities owned by Ionic, totaling 302 MW, through a Management Services Agreement with Ionic, and (iii) the addition of Salt Creek, a 63 MW facility that we own.

Total energy capacity under management increased from 730 MW as of June 30, 2023 to 1,075 MW as of June 30, 2024. The increase was due to addition of 310 MW of natural gas power generation facilities as a result of the Far North transaction and 3 MW of traditional data centers as a result of the Business Combination. These increases were partially offset by the transition of our previously managed Kearney and Granbury sites totaling 400 MW.

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

Digital Assets Mining

We mine Bitcoin, so the majority of our Digital Assets Mining revenue is derived from the service of providing hash rate to mining pools in exchange for our share of the block reward and transaction fees, less any mining pool fees charged by the mining pool operator. We record revenue upon receipt of Bitcoin at its spot price at the beginning of the day (midnight UTC time), as determined by our principal market, which is Coinbase Prime. Bitcoin’s spot price may fluctuate on a daily basis, which impacts the amount of revenue recorded.

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

Cost of revenue

Digital Assets Mining

Included in cost of revenue for Digital Assets Mining are power costs inclusive of curtailment credits, hosting expense, facility labor costs, occupancy costs, and repair and maintenance expenses including facility infrastructure and miners.

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

Depreciation and amortization

Our depreciation expense consists mainly of depreciation for mining equipment and assets related to our HPC operations. As miners are received and put into service, amounts reflected as deposits are transferred to property and equipment and depreciation commences. Depreciation expense also includes an immaterial amount of depreciation for other property and equipment not directly associated with our mining or HPC activities. We capitalize the cost of our miners and record depreciation expense on a straight-line basis over the estimated useful life of the machines, which is generally four years. See Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Property and equipment in our Unaudited Condensed Consolidated Statements included elsewhere in this Quarterly Report for additional information on estimated useful lives.

General and administrative expenses

General and administrative expenses (“G&A”) include, but are not limited to, payroll, stock-based compensation, legal fees, professional fees, non-refundable sales taxes, contracted services, security services, investor relations and shareholder costs, and insurance premiums.

Gains on digital assets and realized gains on sale of digital assets

We adopted ASU 2023-08, effective July 1, 2023, under which Bitcoin is revalued every reporting period at fair value with changes in fair value recognized in net income. We regularly exchange our newly mined Bitcoin for fiat currency to fund operating expenses.

Other income (expense)

Other income (expense) includes foreign exchange gain (loss), interest expense, unrealized gain on derivatives including call options, and equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture is primarily attributed to our 50% share of the King Mountain JV’s net income or loss. See “—Joint Ventures—King Mountain JV” for additional information on the King Mountain JV.

Income tax benefit (provision)

Our provision for income taxes consists of U.S. deferred federal taxes. A valuation allowance is recorded against substantially all of our net deferred tax assets, which are composed primarily of federal and state net operating loss carryforwards, stock-based compensation, non-goodwill intangibles, investments in joint ventures, and lease liabilities; in addition, we have deferred tax liabilities resulting from our derivative and right-to-use assets. Our ability to offset our deferred tax liabilities with our deferred tax assets is limited due to restrictions on the ability to offset taxable income by more than eighty percent with U.S. federal net operating losses. As a result, we have recorded a deferred tax liability for the expected amount of future taxable income that is not covered by net operating losses. We evaluate our ability to recognize our deferred tax assets annually by considering all positive and negative evidence available as prescribed by the FASB under its general principles of ASC 740, Income Taxes.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA to evaluate our business, measure our performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest expense, income tax provision, depreciation and amortization, further adjusted by the removal of gains on the extinguishment of debt (if applicable), unrealized gains (losses) on derivatives, depreciation and amortization embedded in the equity in earnings (losses) from an unconsolidated joint venture, foreign exchange gains or losses, gain or loss on the sale of property and equipment (if applicable), non-recurring transactions, loss from discontinued operations, net income (loss) attributable to noncontrolling interest, and stock-based compensation expense in the period presented. You are encouraged to evaluate each of these adjustments and the reasons our Board and management team consider them appropriate for supplemental analysis.

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

For a reconciliation to our most directly comparable financial measure, calculated and presented in accordance with GAAP, please see “—Results of Operations” below.

Results of Operations

Three Months Ended June 30, 2024 and 2023

	Three Months Ended
	June 30,	June 30,	Increase
(in USD thousands)	2024	2023	(Decrease)
Revenue:
Digital Assets Mining	$13,912	$15,858	$(1,946)
Managed Services	9,017	4,672	4,345
High Performance Computing – Colocation and Cloud	3,365	—	3,365
Other	8,921	—	8,921
Total revenue	35,215	20,530	14,685

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue - Digital Assets Mining	7,467	10,473	(3,006)
Cost of revenue - Managed Services	3,120	1,514	1,606
Cost of revenue - High Performance Computing – Colocation and Cloud	2,500	—	2,500
Cost of revenue - Other	7,549	—	7,549
Total cost of revenue	20,636	11,987	8,649

Operating expenses:
Depreciation and amortization	11,531	4,064	7,467
General and administrative expenses	17,899	5,211	12,688
Losses (gains) on digital assets	71,842	—	71,842
Realized gain on sale of digital assets	—	(1,004)	1,004
Impairment of digital assets	—	868	(868)
Legal settlement	—	(1,531)	1,531
Total operating expenses (income)	101,272	7,608	93,664
Operating (loss) income	(86,693)	935	(87,628)

Other (expense) income:
Foreign exchange gain (loss)	720	—	720
Interest expense	(6,012)	(5,657)	(355)
Unrealized gain on derivatives	17,219	—	17,219
Equity in earnings of unconsolidated joint venture	2,440	3,358	(918)
Total other income (expense)	14,367	(2,299)	16,666

Loss from continuing operations before taxes	(72,326)	(1,364)	(70,962)

Income tax provision	1,874	(322)	2,196

Net loss from continuing operations	$(70,452)	$(1,686)	$(68,766)

Loss from discontinued operations (net of income taxes of $nil, $nil, respectively)	(1,738)	—	(1,738)

Net loss	(72,190)	(1,686)	(70,504)
Less: Net loss attributable to non-controlling interests	324	—	324
Net loss attributable to Hut 8 Corp.	$(71,866)	$(1,686)	$(70,180)

Net loss	$(72,190)	$(1,686)	$(70,504)
Other comprehensive loss:
Foreign currency translation adjustments	(7,362)	—	(7,362)
Total comprehensive loss	(79,552)	(1,686)	(77,866)
Less: Comprehensive loss attributable to non-controlling interest	423	—	423
Comprehensive loss attributable to Hut 8 Corp.	$(79,129)	$(1,686)	$(77,443)

Adjusted EBITDA reconciliation:

	Three Months Ended
	June 30,	June 30,	Increase
(in USD thousands)	2024	2023	(Decrease)
Net loss	$(72,190)	$(1,686)	$(70,504)
Interest expense	6,012	5,657	355
Income tax provision	(1,874)	322	(2,196)
Depreciation and amortization	11,531	4,064	7,467
Unrealized gain on derivatives	(17,219)	—	(17,219)
Share of unconsolidated joint venture depreciation and amortization (1)	7,837	7,627	210
Foreign exchange loss (gain)	(720)	—	(720)
Non-recurring transactions (2)	21	(1,531)	1,552
Loss from discontinued operations	1,738	—	1,738
Net loss attributable to non-controlling interests	324	—	324
Stock-based compensation expense	7,010	314	6,696
Adjusted EBITDA	$(57,530)	$14,767	$(72,297)

(1) Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 323. See Note 8. Investments in unconsolidated joint venture of our Unaudited Condensed Consolidated Financial Statements for further detail.

(2) Non-recurring transactions for the three months ended June 30, 2024 represent approximately $1.5 million of miner relocation costs, $0.7 million of restructuring costs, offset by a $2.2 million tax refund. Non-recurring transactions for the three months ended June 30, 2023 represent a gain from a legal settlement of $1.5 million.

Revenue

Total revenue for the three months ended June 30, 2024 and 2023 was $35.2 million and $20.5 million, respectively, and consisted of Digital Assets Mining, Managed Services, HPC, and Other.

Digital Assets Mining

Digital Assets Mining revenue was $13.9 million and $15.9 million for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by a decrease in Bitcoin mined due to the Halving, an increase in network difficulty, the relocation of miners from the Kearney and Granbury sites to Alpha and Salt Creek, and planned downtime at the Salt Creek site to fortify the upstream electrical infrastructure supporting the facility. Bitcoin mined (excluding our net share of the King Mountain JV) for the three months ended June 30, 2024 and 2023 was 212 and 568, respectively. This was partially offset by an increase in average revenue per Bitcoin mined (excluding our net share of the King Mountain JV), which was about $65,700 for the three months ended June 30, 2024 compared to about $27,900 for the three months ended June 30, 2023.

Managed Services

Managed Services revenue was $9.0 million for the three months ended June 30, 2024, consisting of $6.0 million in management fees, $1.6 million in cost reimbursements, and $1.4 million in the form of customer equity. Managed Services revenue was $4.7 million for the three months ended June 30, 2023, consisting $3.1 million in fees and $1.6 million in cost reimbursements. The increase was primarily driven by management fees related to the Ionic Management Services Agreement signed at the end of January 2024, partially offset by a decrease in management fees related to the Kearney and Granbury sites; during the three months ended June 30, 2024 we received only one month of management fees for Kearney and Granbury compared to three months of management fees received during the three months ended June 30, 2023.

High Performance Computing – Colocation and Cloud

HPC revenue was $3.4 million and nil for the three months ended June 30, 2024 and 2023, respectively. The revenue for the three months ended June 30, 2024 represents three months of combined company activity in connection with the Business Combination and consists of recurring revenue from small and medium enterprises predominantly domiciled in Canada.

Other

Other revenue was $8.9 million and nil for the three months ended June 30, 2024 and 2023, respectively. Other revenue for the three months ended June 30, 2024 consisted of $3.6 million in equipment sales, $2.4 million in hosting cost reimbursements, $1.4 million in hosting services revenue, and $1.5 million in power revenues from our natural gas power plants that were acquired as part of the Far North JV.

Cost of revenue

Digital Assets Mining

Cost of revenue for Digital Assets Mining for the three months ended June 30, 2024 and 2023 was $7.5 million and $10.5 million, respectively, driven by a decrease in costs after completing the relocation of our fleet from hosted to owned sites, including to our new site, Salt Creek, which has a favorable energy profile, the implementation of our proprietary curtailment system, resulting in more efficient management of our energy costs, and credits from participation in ancillary demand response programs. The three months ended June 30, 2024 includes three months of costs at the Medicine Hat site, which was acquired as a result of the Business Combination.

Managed Services

Cost of revenue for Managed Services for the three months ended June 30, 2024 and 2023 was $3.1 million and $1.5 million, respectively. The $1.6 million increase was primarily driven by a $1.0 million increase in reimbursable payroll costs and a $0.6 million increase in other site operating costs driven by the addition of the five Ionic sites.

High Performance Computing – Colocation and Cloud

Cost of revenue for HPC for the three months ended June 30, 2024 and 2023 was $2.5 million and nil, respectively. The cost of revenue reflects three months of activity in connection with the newly acquired HPC business from the Business Combination.

Other

Cost of revenue for Other for the three months ended June 30, 2024 was $7.5 million and consisted primarily of $3.2 million in cost of hosting services revenue, of which $3.1 million is electricity costs, $2.0 million in cost of equipment sold, and $2.3 million in cost of power revenues. Cost of revenues for Other for the three months ended June 30, 2023 was nil.

Depreciation and amortization

Depreciation and amortization expense was $11.5 million and $4.1 million for the three months ended June 30, 2024 and 2023, respectively. The increase was primarily driven by depreciation and amortization of property and equipment acquired through the Business Combination and Far North transaction. Additionally, during the quarter ended March 31, 2024, management performed an operational efficiency review of its mining equipment ahead of the anticipated Halving. The outcome was a change in the expected useful life of our M31S and M31S+ and Canaan Avalon servers. The mining equipment was originally estimated to have a useful life of four years from the date the mining equipment was put into service. After the operational efficiency review, the mining equipment was estimated to have a useful life of five months as of January 1, 2024. The result is a change in estimate and applied prospectively, which increased depreciation expense by $1.5 million for the three months ended June 30, 2024.

General and administrative expenses

G&A expenses were $17.9 million and $5.2 million for the three months ended June 30, 2024 and 2023, respectively. The $12.6 million increase in G&A expenses was driven by: (i) a $6.7 million increase in stock-based compensation, (ii) a $2.4 million increase in salary and benefit costs due to added headcount as part of the Business Combination and to support our growth, (iii) a $2.0 million increase in other G&A expenses related to the relocation of miners from Kearney and Granbury to Alpha and Salt Creek and additional headcount and cost centers as part of the Business Combination, (iv) a $1.0 million increase in insurance expenses due to the increased coverage required as a publicly listed entity, (v) a $1.0 million increase in professional fees for corporate development initiatives and items related to operating as a public company, (vi) $0.7 million in investor relations and regulatory related expenses due to becoming a publicly listed entity, and (vii) $0.7 million in restructuring costs. The increase in expenses was partially offset by a $1.9 million decrease in sales tax expense driven by a $2.2 million refund of sales taxes in Canada for the years prior to the Business Combination.

Losses on digital assets

Losses on digital assets were $71.8 million and nil for the three months ended June 30, 2024 and 2023, respectively. The decrease primarily consists of decreases in the market value from the last reporting period to the current reporting period of our Bitcoin in accordance with ASU 2023-08, effective July 1, 2023, which requires us to recognize our digital assets at fair value with changes recognized in net income during the reporting period. The price of Bitcoin on March 31, 2024 was $71,289 compared to the price of Bitcoin on June 30, 2024 of $62,668, such that the decrease in Bitcoin price during the quarter resulted in the loss of $71.8 million.

Legal settlement

Legal settlement was nil and $1.5 million for the three months ended June 30, 2024 and 2023, respectively. USBTC became a plaintiff in a malpractice lawsuit in September 2021. In April 2023, USBTC settled the lawsuit for a gross amount of $3.1 million. In May 2023, USBTC received approximately $1.5 million, net of legal fees.

Other income (expense)

Other income (expense) totaled $14.4 million and ($2.3) million for the three months ended June 30, 2024 and 2023, respectively. The increase of $16.7 million was primarily due to a $17.2 million unrealized gain on derivatives and a $0.7 million in foreign exchange gain, partially offset by a $0.9 million decrease in equity in earnings of unconsolidated joint venture and a $0.4 million increase in interest expense.

Income tax

Our income tax (provision) benefit was $1.9 million for the three months ended June 30, 2024 compared to ($0.3) million for the three months ended June 30, 2023. The decrease in income tax provision was primarily due to lower taxable income for the three months ended June 30, 2024 compared to the prior year period.

Loss from discontinued operations

Loss from discontinued operations was $1.7 million and nil for the three months ended June 30, 2024 and 2023, respectively. On March 6, 2024, we announced the closure of our Drumheller site in Alberta, Canada in connection with restructuring and optimization initiatives designed to strengthen financial performance. The $1.7 million loss was related to the closure of our Drumheller site.

Adjusted EBITDA

Adjusted EBITDA was ($57.5) million and $14.8 million for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by the $71.8 million loss on digital assets. For a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Results of Operations—Adjusted EBITDA reconciliation” above.

Six Months Ended June 30, 2024 and 2023

	Six Months Ended
	June 30,	June 30,	Increase
(in USD thousands)	2024	2023	(Decrease)
Revenue:
Digital Assets Mining	$44,269	$23,504	$20,765
Managed Services	18,252	10,199	8,053
High Performance Computing – Colocation and Cloud	6,691	—	6,691
Other	17,744	2,474	15,270
Total revenue	86,956	36,177	50,779

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue - Digital Assets Mining	24,089	16,552	7,537
Cost of revenue - Managed Services	5,881	3,897	1,984
Cost of revenue - High Performance Computing – Colocation and Cloud	5,089	—	5,089
Cost of revenue - Other	13,724	45	13,679
Total cost of revenue	48,783	20,494	28,289

Operating expenses:
Depreciation and amortization	23,003	6,968	16,035
General and administrative expenses	37,898	11,586	26,312
Losses (gains) on digital assets	(202,732)	—	(202,732)
(Gain) loss on sale of property and equipment	(190)	445	(635)
Realized gain on sale of digital assets	—	(2,376)	2,376
Impairment of digital assets	—	1,431	(1,431)
Legal settlement	—	(1,531)	1,531
Total operating expenses (income)	(142,021)	16,523	(158,544)
Operating income (loss)	180,194	(840)	181,034

Other (expense) income:
Foreign exchange gain (loss)	(1,679)	—	(1,679)
Interest expense	(12,293)	(13,232)	939
Gain on debt extinguishment	—	23,683	(23,683)
Unrealized gain on derivatives	17,219	—	17,219
Equity in earnings of unconsolidated joint venture	6,962	6,642	320
Total other income	10,209	17,093	(6,884)

Income from continuing operations before taxes	190,403	16,253	174,150

Income tax provision	(2,522)	(611)	(1,911)

Net income from continuing operations	$187,881	$15,642	$172,239

Loss from discontinued operations	(9,364)	—	(9,364)

Net income	178,517	15,642	162,875
Less: Net loss attributable to non-controlling interests	493	—	493
Net income attributable to Hut 8 Corp.	$179,010	$15,642	$163,368

Net income	$178,517	$15,642	$162,875
Other comprehensive loss:
Foreign currency translation adjustments	(18,436)	—	(18,436)
Total comprehensive income	160,081	15,642	144,439
Less: Comprehensive loss attributable to non-controlling interest	557	—	557
Comprehensive income attributable to Hut 8 Corp.	$160,638	$15,642	$144,996

Adjusted EBITDA reconciliation:

	June 30,	June 30,	Increase
(in USD thousands)	2024	2023	(Decrease)
Net income	$178,517	$15,642	$162,875
Interest expense	12,293	13,232	(939)
Income tax provision	2,522	611	1,911
Depreciation and amortization	23,003	6,968	16,035
Gain on debt extinguishment	—	(23,683)	23,683
Unrealized gain on derivatives	(17,219)	—	(17,219)
Share of unconsolidated joint venture depreciation and amortization (1)	13,186	12,879	307
Foreign exchange loss (gain)	1,679	—	1,679
(Gain) loss on sale of property and equipment	(190)	445	(635)
Non-recurring transactions (2)	4,336	(1,531)	5,867
Loss from discontinued operations	9,364	—	9,364
Net loss attributable to non-controlling interests	493	—	493
Stock-based compensation expense	11,484	1,348	10,136
Adjusted EBITDA	$239,468	$25,911	$213,557

(1) Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 323. See Note 8. Investments in unconsolidated joint venture of our Unaudited Condensed Consolidated Financial Statements for further detail.

(2) Non-recurring transactions for the six months ended June 30, 2024 represent approximately $3.6 million of restructuring costs, $1.5 million of miner relocation costs, $1.5 million related to the Far North transaction, and a $2.2 million tax refund.

Revenue

Total revenue for the six months ended June 30, 2024 and 2023 was $87.0 million and $36.2 million, respectively, and consisted of Digital Assets Mining, Managed Services, HPC, and Other.

Digital Assets Mining

Digital Assets Mining revenue was $44.3 million and $23.5 million for the six months ended June 30, 2024 and 2023, respectively. This increase was primarily driven by an increase in the average price of Bitcoin in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, partially offset by a decrease in Bitcoin mined driven by the Halving, an increase in average network difficulty, the relocation of miners from the Kearney and Granbury sites to Alpha and Salt Creek, and planned downtime at the Salt Creek site to fortify the upstream electrical infrastructure supporting the facility. The average revenue per Bitcoin mined (excluding our net share of the King Mountain JV) was about $55,100 during the six months ended June 30, 2024 compared to about $26,300 during the six months ended June 30, 2023. Bitcoin mined (excluding our net share of the King Mountain JV) for the six months ended June 30, 2024 and 2023 was 803 (excluding the Bitcoin mined at Drumheller) and 894, respectively. Average network difficulty for the six months ended June 30, 2024 and 2023 was 81.1T and 44.8T, respectively.

Managed Services

Managed Services revenue was $18.3 million for the six months ended June 30, 2024, consisting of $12.9 million in management fees, $3.1 million in cost reimbursements, and $2.3 million in the form of customer equity. Managed Services revenue was $10.2 million for the six months ended June 30, 2023, consisting of $6.0 million in management fees and $4.2 million in cost reimbursements. The increase was primarily driven by management fees related to the Ionic Management Services Agreement signed at the end of January 2024.

High Performance Computing – Colocation and Cloud

HPC revenue was $6.7 million and nil for the six months ended June 30, 2024 and 2023, respectively. The revenue for the six months ended June 30, 2024 represents six months of combined company activity in connection with the Business Combination and consists of recurring revenue from small and medium enterprises predominantly domiciled in Canada.

Other

Other revenue was $17.7 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively. Other revenue for the six months ended June 30, 2024 consisted of $7.3 million in equipment sales, $4.9 million in hosting cost reimbursements, $3.2 million in hosting services revenue, $2.2 million in power revenues, and $0.1 million in equipment repair revenue. Other revenue for the six months ended June 30, 2023 consisted primarily of hosting services revenue.

Cost of revenue

Digital Assets Mining

Cost of revenue for Digital Assets Mining for the six months ended June 30, 2024 and 2023 was $24.1 million and $16.6 million, respectively. The increase was driven primarily by an increase in electricity costs from additional miners online and higher network difficulty. The six months ended June 30, 2024 includes six months of costs at the Medicine Hat site, which was acquired as a result of the Business Combination.

Managed Services

Cost of revenue for Managed Services for the six months ended June 30, 2024 and 2023 was $5.9 million and $3.9 million, respectively. The $2.0 million increase was primarily driven by a $1.9 million increase in reimbursable payroll costs and a $0.1 million increase in other site operating costs.

High Performance Computing – Colocation and Cloud

Cost of revenue for HPC for the six months ended June 30, 2024 and 2023 was $5.1 million and nil, respectively. The cost of revenue reflects six months of activity in connection with the newly acquired HPC business from the Business Combination.

Other

Cost of revenue for Other for the six months ended June 30, 2024 was $13.7 million and consisted primarily of $6.4 million in cost of hosting services revenue, of which $6.3 million is electricity costs, $3.9 million in cost of equipment sold, $3.2 million in cost of power revenues, and $0.2 million in cost of equipment repair. Cost of revenues for Other for the six months ended June 30, 2023 was less than $0.1 million and consisted primarily of cost of hosting services revenue.

Depreciation and amortization

Depreciation and amortization expense was $23.0 million and $7.0 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily driven by property and equipment acquired through the Business Combination and the Far North transaction. Additionally, during the three months ended March 31, 2024, management performed an operational efficiency review of its mining equipment ahead of the anticipated Halving. The outcome was a change in the expected useful life of our MicroBT M31S and M31S+ and Canaan Avalon servers. The mining equipment was originally estimated to have a useful life of four years from the date the mining equipment was put into service. After the operational efficiency review, the mining equipment was estimated to have a useful life of five months as of January 1, 2024. The result is a change in estimate and applied prospectively, which increased depreciation expense by $3.6 million for the six months ended June 30, 2024.

General and administrative expenses

G&A expenses were $37.9 million and $11.6 million for the six months ended June 30, 2024 and 2023, respectively. The $26.3 million increase in G&A expenses was driven by: (i) a $10.1 million increase in stock-based compensation, (ii) a $5.1 million increase in salary and benefit costs due to added headcount as part of the Business Combination and to support our growth, (iii) a $3.9 million increase in other G&A expenses related to additional headcount and cost centers as part of the Business Combination and relocation of miners from Kearney and Granbury to Alpha and Salt Creek, (iv) $3.6 million in restructuring costs, (iv) a $2.1 million increase in insurance expenses, (v) $1.5 million in expenses related to the Far North transaction, (vi) $1.0 million in investor relations and regulatory related expenses, and (vii) a $0.4 million increase in professional fees. The increase in expenses was partially offset by a $1.4 million decrease in sales tax expense driven by a $2.2 million refund of sales taxes in Canada for the year prior to the Business Combination.

Gains on digital assets

Gains on digital assets were $202.7 million and nil for the six months ended June 30, 2024 and 2023, respectively. The increase, which primarily consists of increases in the market value of our Bitcoin, was due to our decision to adopt ASU 2023-08, effective July 1, 2023, which requires us to recognize our digital assets at fair value with changes recognized in net income during the reporting period. The price of Bitcoin on December 31, 2023 was $42,288 compared to the price of Bitcoin on June 30, 2024 of $62,668, such that the increase in Bitcoin price during the quarter resulted in the significant gain of $202.7 million.

Legal settlement

Legal settlement was nil and $1.5 million for the six months ended June 30, 2024 and 2023, respectively. USBTC became a plaintiff in a malpractice lawsuit in September 2021. In April 2023, USBTC settled the lawsuit for a gross amount of $3.1 million. In May 2023, USBTC received approximately $1.5 million, net of legal fees.

Other income

Other income totaled $10.2 million and $17.1 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $6.9 million was primarily due to gain on debt extinguishment of nil compared to $23.7 million during the six months ended June 30, 2024 and 2023, respectively, and foreign exchange loss of $1.7 million compared to nil during the six months ended June 30, 2024 and 2023, respectively. The gain on debt extinguishment relates to our restructuring of the NYDIG debt in February 2023. The decrease in other income was partially offset by an unrealized gain on call options of $17.2 million, a decrease in interest expense of $0.9 million, and an increase in equity in earnings of an unconsolidated joint venture of $0.3 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Income tax

Our income tax provision was $2.5 million for the six months ended June 30, 2024 compared to $0.6 million for the six months ended June 30, 2023. The increase in income tax provision was primarily due to higher taxable income for the six months ended June 30, 2024 compared to the prior year period.

Loss from discontinued operations

Loss from discontinued operations was $9.4 million and nil for the six months ended June 30, 2024 and 2023, respectively. On March 6, 2024, we announced the closure of our Drumheller site in Alberta, Canada in connection with restructuring and optimization initiatives designed to strengthen financial performance. Of the $9.4 million loss related to the closure of our Drumheller site, the impairment of the long term assets contributed $6.1 million and the remaining $3.3 million loss was from other operational activities.

Adjusted EBITDA

Adjusted EBITDA was $239.5 million and $25.9 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily driven by the $202.7 million fair value gain on digital assets, higher gross margin per Bitcoin mined, and additional profitable revenue from Managed Services. For a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Results of Operations—Adjusted EBITDA reconciliation” above.

Liquidity and Capital Resources

Our earnings and ability to meet any debt obligations will depend on the cash flows resulting from our operations. Our cash needs historically were primarily for growth through acquisitions and working capital to support equipment financing and the purchase of additional miners. Cash needs for operations have historically been financed with cash generated from operations, sales of our mined Bitcoin or financings. Our strategy is primarily to sell new Bitcoin mined and we intend to use existing Bitcoin held in reserve to build balance sheet value and finance growth initiatives. Bitcoin held in reserve may be deployed through direct sales, option strategies, or other approaches. See Note 9. Loans and notes payable to the Unaudited Condensed Consolidated Financial Statements found elsewhere in this Quarterly Report for additional information on our existing financing arrangements.

Our ability to meet our anticipated cash requirements will depend on factors including our ability to expand our business or enter into new lines of business and provide new offerings, services, and features and make enhancements to our business, our ability to compete with existing and new competitors in existing and new markets and offerings, our ability to acquire new businesses or pursue strategic transactions and global and domestic economic conditions and their impact on demand for our markets and offering.

We believe that cash flows generated from operating activities will meet our anticipated cash requirements in the short-term. On a long-term basis, we would rely on our Bitcoin held in reserve and access to the capital markets for any long-term funding not provided by operating cash flows and cash on hand.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,	June 30,
(in USD thousands)	2024	2023
Cash flows (used in) provided by operating activities	$(42,693)	$(2,539)
Cash flows provided by investing activities	34,992	22,337
Cash flows provided by (used in) financing activities	152,862	(16,126)

Operating Activities

Net cash used in operating activities was $42.7 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively. Net cash used in operating activities for the six months ended June 30, 2024 resulted from net income and related adjustments of $31.1 million in addition to unfavorable changes in working capital of $11.6 million. Net cash provided by operating activities for the six months ended June 30, 2023 resulted from net income and related adjustments of $4.9 million offset by favorable changes in working capital of $2.4 million.

Investing Activities

Net cash provided by investing activities was $35.0 million and $22.3 million for the six months ended June 30, 2024 and 2023, respectively. Cash increases for the six months ended June 30, 2024 were primarily due to $53.1 million in proceeds from the sale of Bitcoin, $4.2 million in proceeds from the sale of property and equipment, and $1.1 million in cash acquired from the Far North acquisition, partially offset by $17.0 million in purchases of property and equipment primarily for the Salt Creek buildout and a $6.4 million investment in Ionic. Cash increases for the six months ended June 30, 2023 were primarily due to $24.2 million in proceeds from the sale of Bitcoin, offset by $1.0 million in deposits on miners and $0.9 million in purchases of property and equipment.

Financing Activities

Net cash (used in) provided by financing activities was $152.9 million and ($16.1) million for the six months ended June 30, 2024 and 2023, respectively. Cash provided by financing activities for the six months ended June 30, 2024 was driven by $150.0 million in proceeds from the Coatue convertible note, $20.8 million in proceeds from covered call options premium, and $14.8 million in proceeds from the Coinbase loan. This was partially offset by $32.3 million in repayment of loans and notes payable. Cash used for the six months ended June 30, 2023 was primarily due to $14.9 million in repayment of notes payable and $1.2 million in debt issuance costs paid.

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

Recent Accounting Pronouncements

See Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements to our Unaudited Condensed Consolidated Financial Statements found elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Price Risk of Bitcoin

We hold a significant amount of Bitcoin; therefore, we are exposed to the impact of market price changes in Bitcoin on our Bitcoin holdings.

As of June 30, 2024, we held 9,102 Bitcoin and the fair value of a single Bitcoin was approximately $62,700. Therefore, the fair value of our Bitcoin holdings as of June 30, 2024 was approximately $570.5 million. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

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

In addition, we have two loans that maintain a variable interest rate. The first is the TZRC Secured Promissory Note, which includes a floating interest rate subject to a maximum rate of 15.25%. The second is the Coinbase credit facility, which bears interest at a rate of 6.0% plus the greater of (i) the federal funds rate on the date of the applicable borrowing and (ii) 3.25%. As a result, changes in the market interest rate could have an effect on our operations over certain periods. As of June 30, 2024, the interest rate on the TZRC Secured Promissory Note was 15.25%, the maximum interest rate. As of June 30, 2024, the interest rate on the Coinbase credit facility was 11.50%. Based on the outstanding balance of the Coinbase credit facility as of June 30, 2024, for every 100 basis point increase in the US Federal Funds Target Rate - Upper Bound, we would incur approximately $0.7 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.

For more information regarding the TZRC Secured Promissory Note and Coinbase credit facility, see Note 9. Loans and notes payable to the Unaudited Condensed Consolidated Financial Statements found elsewhere in this Quarterly Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of Hut 8’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of June 30, 2024. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of material legal proceedings in which we are involved, see Note 17. Commitments and contingencies to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Report on Form 8-K filed with the SEC on June 24, 2024, there were no unregistered sales of equity securities by us during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 12, 2024, our board of directors accelerated the vesting of 380,658 stock options held by certain non-employee directors and 425,604 stock options held by Asher Genoot, our Chief Executive Officer, under the Hut 8 Corp. Rollover Option Plan, in each case to vest immediately.

During the quarter ended June 30, 2024, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Hut 8 Corp.	8-K	3.1	12/01/2023
3.2	Amended and Restated Bylaws of Hut 8 Corp.	8-K	3.2	12/01/2023
10.1	Convertible Note Purchase Agreement, dated June 21, 2024, by and between Hut 8 Corp., Coatue Tactical Solutions Lending Holdings AIV 3 LP, and Hut 8 Mining Corp.	8-K	10.1	06/24/2024
10.2*	Second Amended and Restated Credit Agreement, dated as of June 17, 2024, between Hut 8 Mining Corp. and Coinbase Credit, Inc.	8-K	10.1	06/24/2024
10.3*#	Employment Agreement, dated as of May 1, 2024, by and between Victor Semah and Hut 8 Corp.
31.1	Certification of Principal Executive Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data File
104	Cover Page Interactive Data File
*

Pursuant to Item 601(b)(10), as applicable, of Regulation S-K, certain portions of this exhibit were redacted. Hut 8 Corp. hereby agrees to furnish a copy of any redacted information to the SEC upon request.

#

Management contract or compensation plan or arrangement. Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

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

Dated: August 13, 2024		Hut 8 Corp.

	By:	/s/ Asher Genoot
Asher Genoot
Chief Executive Officer