Form 10-Q
period 2024-09-30
Hut 8 Corp.
filed 2024-11-13
CIK 1964789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the registrant had 93,581,092 shares of its common stock outstanding.

Introductory Note

On February 6, 2023, U.S. Data Mining Group, Inc., a Nevada corporation doing business as “US BITCOIN” (“USBTC”), Hut 8 Mining Corp., a corporation existing under the laws of British Columbia (“Legacy Hut”), and Hut 8 Corp., a newly-formed Delaware corporation, entered into a business combination agreement pursuant to which, among other things, Legacy Hut and its direct wholly-owned subsidiary, Hut 8 Holdings Inc., a corporation existing under the laws of British Columbia, amalgamated to continue as one British Columbia corporation (“Hut Amalco”) and both Hut Amalco and USBTC became wholly-owned subsidiaries of Hut 8 Corp. (the “Business Combination”). On November 30, 2023, the Business Combination was completed and Hut 8 Corp. began trading on the Nasdaq Stock Market LLC (“Nasdaq”) on December 4, 2023. Given that the Business Combination closed on November 30, 2023, the information included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) principally describes Hut 8 Corp.’s business and operations following the closing of the Business Combination, but includes the historical financial statements of USBTC, the accounting acquirer, and related management’s discussion and analysis for the three and nine months ended September 30, 2023, which describes the business, financial condition, results of operations, liquidity, and capital resources of USBTC prior to the Business Combination.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in USD thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$72,282	$30,504
Restricted cash	629	453
Accounts receivable, net	6,067	3,336
Deposits and prepaid expenses	28,025	18,457
Digital assets – held in custody	1,306	4,963
Equipment held for sale	—	3,907
Income taxes receivable	1,943	—
Total current assets	110,252	61,620

Non-current assets
Digital assets – held in custody	305,499	282,997
Digital assets – pledged as collateral	269,663	100,550
Property and equipment, net	194,107	118,069
Operating lease right-of-use asset	20,654	14,534
Deposits and prepaid expenses	37,845	5,540
Investment in unconsolidated joint venture	80,113	82,656
Investments	9,956	—
Intangible assets, net	14,698	17,279
Goodwill	56,436	57,595
Total non-current assets	988,971	679,220
Total assets	$1,099,223	$740,840

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$31,322	$43,757
Deferred revenue	5,635	2,700
Operating lease liability, current portion	2,614	1,226
Finance lease liability, current portion	5,030	748
Covered call options	921	—
Loans and notes payable	64,956	64,127
Total current liabilities	110,478	112,558

Non-current liabilities
Operating lease liability, less current portion	18,821	13,736
Finance lease liability, less current portion	20,208	661
Loans and notes payable, less current portion	232,341	123,320
Deposit liability	1,734	2,317
Deferred tax liabilities	3,145	609
Total non-current liabilities	276,249	140,643
Total liabilities	386,727	253,201

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 93,512,499 and 88,962,964 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	935	889
Additional paid-in capital	623,263	576,241
Retained earnings (accumulated deficit)	79,405	(100,252)
Accumulated other comprehensive income	312	10,761
Total Hut 8 Corp. stockholders’ equity	703,915	487,639
Non-controlling interests	8,581	—
Total stockholders’ equity	712,496	487,639
Total liabilities and stockholders’ equity	$1,099,223	$740,840

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in USD thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenue:
Digital Asset Mining	$11,611	$15,565	$55,880	$39,069
Managed Services	20,820	4,777	39,072	14,976
High Performance Computing – Colocation and Cloud	3,421	—	10,112	—
Other	7,883	1,361	25,627	3,835
Total revenue	43,735	21,703	130,691	57,880

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue - Digital Asset Mining	7,257	10,875	31,346	27,427
Cost of revenue - Managed Services	2,812	1,422	8,693	5,319
Cost of revenue - High Performance Computing – Colocation and Cloud	2,610	—	7,699	—
Cost of revenue - Other	4,880	1,229	18,604	1,274
Total cost of revenue	17,559	13,526	66,342	34,020

Operating expenses (income):
Depreciation and amortization	10,462	4,486	33,465	11,454
General and administrative expenses	16,175	4,171	54,073	15,757
Losses (gains) on digital assets	1,552	185	(201,180)	185
(Gain) loss on sale of property and equipment	(444)	—	(634)	445
Realized gain on sale of digital assets	—	—	—	(2,376)
Impairment of digital assets	—	—	—	1,431
Legal settlement	—	—	—	(1,531)
Total operating expenses (income)	27,745	8,842	(114,276)	25,365
Operating (loss) income	(1,569)	(665)	178,625	(1,505)

Other income (expense):
Foreign exchange gain (loss)	703	—	(976)	—
Interest expense	(7,938)	(5,723)	(20,231)	(18,955)
Gain on debt extinguishment	5,966	—	5,966	23,683
Gain on derivatives	2,704	—	19,923	—
Equity in earnings of unconsolidated joint venture	1,495	2,075	8,457	8,717
Total other income (expense)	2,930	(3,648)	13,139	13,445

Income (loss) from continuing operations before taxes	1,361	(4,313)	191,764	11,940

Income tax provision	(453)	(61)	(2,975)	(672)

Net income (loss) from continuing operations	$908	$(4,374)	$188,789	$11,268

Loss from discontinued operations (net of income taxes of $nil, $nil, $nil, $nil, respectively)	—	—	(9,364)	—

Net income (loss)	908	(4,374)	179,425	11,268

Less: Net (income) loss attributable to non-controlling interests	(261)	—	232	—
Net income (loss) attributable to Hut 8 Corp.	$647	$(4,374)	$179,657	$11,268

Net income (loss) per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp.	$0.01	$(0.10)	$2.10	$0.26
Diluted from continuing operations attributable to Hut 8 Corp.	$0.01	$(0.10)	$1.95	$0.25

Weighted average number of shares of common stock outstanding:
Basic	91,182,107	43,197,355	90,178,607	42,954,301
Diluted	96,407,378	43,197,355	97,984,059	44,203,215

Net income (loss)	$908	$(4,374)	$179,425	$11,268
Other comprehensive income (loss):
Foreign currency translation adjustments	8,057	—	(10,379)	—
Total comprehensive income (loss)	8,965	(4,374)	169,046	11,268
Less: Comprehensive (income) loss attributable to non-controlling interest	(395)	—	162	—
Comprehensive income (loss) attributable to Hut 8 Corp.	$8,570	$(4,374)	$169,208	$11,268

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in USD thousands, except share data)

Nine Months Ended September 30, 2023

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2022	41,469,204	$415	$131,338	$(122,140)	$—	$9,613
Issuance of common stock – net of retroactive application of recapitalization	1,987,936	20	750	—	—	770
Cancellation of restricted stock awards – net of retroactive application of recapitalization	(968,388)	(10)	651	—	—	641
Stock-based compensation – net of retroactive application of recapitalization	704,449	7	386	—	—	393
Net income	—	—	—	17,328	—	17,328
Balance, March 31, 2023	43,193,201	$432	$133,125	$(104,812)	$—	$28,745
Stock-based compensation	—	—	314	—	—	314
Net loss	—	—	—	(1,686)	—	(1,686)
Balance, June 30, 2023	43,193,201	$432	$133,439	$(106,498)	$—	$27,373
Cumulative effect upon adoption of ASU 2023-08	—	—	—	38	—	38
Issuance of common stock – stock option exercises – net of retroactive application of recapitalization	4,963	—	2	—	—	2
Stock-based compensation	—	—	303	—	—	303
Net loss	—	—	—	(4,374)	—	(4,374)
Balance, September 30, 2023	43,198,164	$432	$133,744	$(110,834)	$—	$23,342

Nine Months Ended September 30, 2024

				(Accumulated
			Additional	Deficit)		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Non-controlling	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Income (Loss)	Equity
Balance, December 31, 2023	88,962,964	$889	$576,241	$(100,252)	$—	$10,761	$487,639
Issuance of common stock – stock option exercises	341,013	3	129	—	—	—	132
Issuance of common stock – restricted stock unit settlements	148,842	2	(2)	—	—	—	—
Issuance of common stock – restricted stock unit settlements, net of withholding taxes	4,046	—	(30)	—	—	—	(30)
Acquisition of subsidiary with noncontrolling ownership interests	—	—	—	—	8,743	—	8,743
Stock-based compensation	—	—	4,474	—	—	—	4,474
Foreign currency translation adjustments	—	—	—	—	35	(11,109)	(11,074)
Net income	—	—	—	250,876	—	—	250,876
Net loss attributable to non-controlling interest	—	—	—	—	(169)	—	(169)
Balance, March 31, 2024	89,456,865	$894	$580,812	$150,624	$8,609	$(348)	$740,591
Issuance of common stock – stock option exercises	722,404	8	275	—	—	—	283
Issuance of common stock – restricted stock unit settlements	745,959	7	(7)	—	—	—	—
Issuance of common stock – restricted stock unit settlements, net of withholding taxes	1,881	—	(10)	—	—	—	(10)
Issuance of common stock – deferred stock unit settlements	17,850	—	—	—	—	—	—
Stock-based compensation	—	—	7,010	—	—	—	7,010
Foreign currency translation adjustments	—	—	—	—	(99)	(7,263)	(7,362)
Net loss	—	—	—	(71,866)	—	—	(71,866)
Net loss attributable to non-controlling interest	—	—	—	—	(324)	—	(324)
Balance, June 30, 2024	90,944,959	$909	$588,080	$78,758	$8,186	$(7,611)	$668,322
Issuance of common stock – stock option exercises	171,822	2	65	—	—	—	67
Issuance of common stock – restricted stock unit settlements	82,283	1	(1)	—	—	—	—
Issuance of common stock – debt extinguishment	2,313,435	23	30,162	—	—	—	30,185
Stock-based compensation	—	—	4,957	—	—	—	4,957
Foreign currency translation adjustments	—	—	—	—	134	7,923	8,057
Net income	—	—	—	647	—	—	647
Net income attributable to non-controlling interest	—	—	—	—	261	—	261
Balance, September 30, 2024	93,512,499	$935	$623,263	$79,405	$8,581	$312	$712,496

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Reflects the retrospective application of the 0.6716 share consolidation pursuant to the Business Combination effective November 30, 2023.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in USD thousands)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Operating activities
Net income	$179,425	$11,268
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	33,465	11,454
Amortization of operating right-of-use assets	996	130
Non-cash lease expense	1,270	73
Stock-based compensation	16,441	1,651
Equity in earnings of unconsolidated joint venture	(8,457)	(8,717)
Distributions of earnings from unconsolidated joint venture	11,000	23,100
Digital Asset Mining revenue	(55,880)	(39,069)
Hosting revenue earned in digital assets	(3,871)	(433)
(Gains) losses on digital assets	(201,180)	185
Impairment of digital assets	—	1,431
Realized gain on sale of digital assets	—	(2,376)
Deferred tax assets and liabilities	2,536	2
Gain on debt extinguishment	(5,966)	(23,683)
Non-cash income	(3,578)	—
Foreign exchange loss	976	—
Amortization of debt discount	4,047	4,838
(Gain) Loss on sale of property and equipment	(634)	445
Gain on derivatives	(19,923)	—
Paid-in-kind interest expense	12,093	14,144
Loss on discontinued operations	9,364	—
Changes in assets and liabilities:
Accounts receivable, net	(155)	(351)
Deposits and prepaid expenses	(1,467)	2,364
Equipment held for sale	3,907	—
Income taxes receivable	(1,943)	—
Accounts payable and accrued expenses	(19,265)	3,294
Deferred revenue	2,935	(1,265)
Operating lease liabilities	(2,448)	(353)
Deposit liability	(583)	1,525
Net cash used in operating activities	(46,895)	(343)

Investing activities
Proceeds from sale of digital assets	65,648	39,616
Deposit paid to purchase miners and mining equipment	(48,543)	(966)
Purchases of property and equipment	(78,073)	(1,136)
Proceeds from sale of property and equipment	4,851	79
Cash paid to acquire investment in Ionic	(6,378)	—
Cash acquired in Far North acquisition	1,792	—
Net cash (used in) provided by investing activities	(60,703)	37,593

Financing activities
Proceeds from loans payable	14,849	—
Proceeds from notes payable	150,000	—
Proceeds from covered call options premium	20,844	—
Repayments of loans payable	(34,039)	(29,982)
Debt issuance costs paid	(867)	(1,233)
Principal payments on finance lease	(1,617)	—
Payment of withholding tax on vesting of restricted stock units	(40)	—
Proceeds from the issuance of common stock - stock option exercises	482	2
Net cash provided by (used in) financing activities	149,612	(31,213)

Effect of exchange rate changes on cash, and restricted cash	(60)	—
Net increase in cash	41,954	6,037
Cash, beginning of period	30,957	6,707
Cash, and restricted cash, end of period	$72,911	$12,744

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Supplemental cash flow information:
Cash paid for interest	$5,660	$—
Cash paid for income taxes	$1,434	$—

Non-cash transactions
Reclassification of deposits and prepaid expenses to property and equipment	$400	$42,533
Loan payable assumed in investment in unconsolidated joint venture, at fair value	$—	$(45)
Intangible assets assumed in investment in unconsolidated joint venture, at fair value	$—	$1,433
Debt proceeds not yet received included in deposits and prepaid expenses	$—	$8,558
Right-of-use assets obtained in exchange for operating lease liabilities	$8,072	$—
Mining revenue in accounts receivable, net	$255	$169
Common stock issued as part of debt restructuring	$—	$770
Common stock issued in connection with debt extinguishment	$30,185	$—
Net loss attributable to non-controlling interests	$(232)	$—
Assets acquired net of liabilities assumed in Far North acquisition, net of cash	$7,691	$—
Cumulative effect upon adoption of ASU 2023-08	$—	$38
Issuance of common stock - restricted stock unit settlements	$10	$—
Cash injected into Far North from wholly-owned subsidiary	$2,700	$—
Additions to intangible assets	$286	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

Nature of operations and corporate information:

Hut 8 Corp. (together with its subsidiaries, the “Company” or “Hut 8”) is an energy infrastructure operator and Bitcoin miner with self-mining, hosting, managed services, and traditional data center operations across North America. The Company was incorporated in Delaware in January 2023. The Company acquires, designs, builds, manages, and operates data centers that power compute-intensive workloads such as Bitcoin mining, high performance computing, and artificial intelligence (“AI”). The Company is primarily in the business of the mining of digital assets with an operational focus on utilizing specialized equipment to solve complex computational problems to validate transactions on the Bitcoin blockchain and receiving Bitcoin in return for successful services. As of September 30, 2024, the Company’s total energy capacity under management was 1,322 MW across twenty sites: 967 MW across ten Bitcoin mining sites in North America, 310 MW across four natural gas power generation facilities in Canada, 3 MW across five cloud and colocation data centers in Canada, and 42 MW at a non-operational site in Canada. During the quarter ended September 30, 2024, the Company also brought online 1,000 NVIDIA H100 GPUs for its GPU-as-a-Service business.

Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements

Basis of presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by GAAP for complete financial statements. As such, the information included in this Quarterly Report should be read in conjunction with the Company’s Consolidated Financial statements for the year ended December 31, 2023, and related notes thereto, included in the Annual Report.

The results for the three and nine-month periods ended September 30, 2024 are not necessarily indicative of the results for the year ended 2024.

The U.S. Dollar is the functional and presentation currency of the Company.

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

Cash

Cash includes cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted with respect to withdrawal or use. The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had no cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government-insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. To date, the Company has not experienced any losses on these deposits.

Restricted cash

Restricted cash as of September 30, 2024 principally represented those cash balances that support commercial letters of credit and are restricted from withdrawal.

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

Based on the Company’s current and historical collection experience, management recorded allowances for doubtful accounts of $0.1 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2024:

	Fair value measured at September 30, 2024
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	September 30,	active markets	inputs	inputs
(in USD thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Digital assets, net	$576,468	$576,468	$—	$—
Covered call options	921	—	921	—
Separated embedded derivative from convertible note	—	—	—	—

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In determining the fair value of its digital assets, the Company uses quoted prices as determined by the Company’s principal market. As such, the Company’s digital assets were determined to be Level 1 assets. See Digital assets below for a description of the Company’s digital asset accounting policy. In estimating the fair value of its covered call options, the Company uses the Black-Scholes pricing model, which includes several inputs and assumptions including the market price of the underlying asset (Bitcoin), the underlying asset’s historical volatility, the risk-free interest rate, and the expected term of the options. The expected term of the options is the contractual term of the options given the options can only be exercised on the expiry date. The Company determined that the covered call options are Level 2 liabilities given all inputs are observable, but the options themselves are not traded in an active market. The Company estimates the fair value of its separated embedded derivative from convertible note using the partial differential equation model (“PDE Model”), which includes several inputs and assumptions including the Company’s common stock price at the time of valuation, the implied volatility of the Company’s common stock matching the moneyness of the conversion option, the risk-free interest rate curve, and the credit spread. For quantitative disclosure on the inputs used to fair value the Company’s separated embedded derivative from convertible note, see Note 11. Derivatives. See the Derivatives below for a description of the Company’s derivative instrument accounting policy. The Company determined that the separated embedded derivative from convertible note is a Level 3 liability given an unobservable input is included in its valuation.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company’s non-financial assets, including goodwill, intangible assets, operating lease right-of-use assets, and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. The Company did not have any impairment from its continuing operations related to its non-financial assets and liabilities measured on a non-recurring basis during the three and nine months ended September 30, 2024. The Company recognized approximately nil and $6.1 million of impairment losses from its discontinued operations related to its non-financial assets and liabilities measured on a non-recurring basis during the three and nine months ended September 30, 2024, respectively. There were no impairment losses during the three and nine months ended September 30, 2023. See the Impairment of long-lived assets and goodwill accounting policy, as well as Note 4. Discontinued operations for further discussion.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of loans and notes payable and other long-term liabilities approximate fair value as the related interest rates approximate rates currently available to the Company except for the Company’s convertible note. See Derivatives and Convertible instruments below for a description of the Company’s derivative instrument accounting policy and convertible instrument accounting policy, respectively, and Note 10. Loans payable and notes payable for disclosure on the Company’s convertible note.

Digital assets

As a result of the adoption of ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), digital assets are measured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price from the Company’s principal market, which is Coinbase Prime, in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company's Digital Asset Mining revenue recognition cut-off. Changes in fair value are recognized in Losses (gains) on digital asset, in Operating income (loss) on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). When the Company sells digital assets, such gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a First In-First Out (“FIFO”) basis and are also recorded within the same line item Losses (gains) on digital assets.

Digital assets received by the Company through its revenue activities are accounted for in connection with the Company’s Revenue recognition policy disclosed below.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s treasury strategy is to cover its operating costs through the sale of digital assets earned from its revenue activities via auto-liquidations of the digital assets earned daily. A portion of the Company’s digital assets are included in Current assets in the Unaudited Condensed Consolidated Balance Sheets due to the Company’s ability to sell them in a highly liquid marketplace and the fact that the Company reasonably expects to liquidate these digital assets to support operations or for treasury management within the next 12 months.

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

The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, success of the mining operations and the overall health of the investee’s industry), then the Company would record a write-down to the estimated fair value. No impairment of the Company’s investment in TZRC was recorded for the three and nine months ended September 30, 2024 and September 30, 2023.

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

Based on the Company’s and the industry’s limited history to date, management is limited by the market data available. Furthermore, the data available also include data derived from the use of economic modelling to forecast future digital assets and the assumptions reflected in such forecasts, including digital assets price and network difficulty, as well as management assumptions, which are inherently uncertain. Based on currently available data, management has determined that the straight-line method of depreciation best reflects the current expected useful life of mining equipment and related infrastructure. Management reviews estimates at each reporting date and will revise such estimates as and when data become available. Management reviews the appropriateness of its assumptions related to residual value at each reporting date. The estimated useful lives of the Company’s property and equipment are as follows:

Useful life (Years)
Mining infrastructure	5 – 10
Miners and mining equipment	2 – 4
Data center infrastructure	5 – 8
Computer and network equipment	3
Right-of-use assets - Finance lease	Shorter of lease term or useful life of asset
Leasehold improvements	Shorter of lease term or useful life of asset
Land improvements	15
Power plant assets	10

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

The Company initially measures long-lived assets that are classified as held for sale at the lower of their carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of long-lived assets until the date of sale. The Company assesses the fair value of a long-lived asset less any costs to sell in each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. The Company has recognized nil gain on sales of its mining equipment held for sale for the three months ended September 30, 2024 and September 30, 2023, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company has recognized nil gain on sales of its mining equipment held for sale. For the three months ended September 30, 2024 and September 30, 2023, the Company has not recognized any impairment of its mining equipment held for sale. For the nine months ended September 30, 2024 and September 30, 2023, the Company has not recognized any impairment of its mining equipment held for sale.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On December 18, 2023, the Company signed an interim agreement to build out and install mining operations in connection with the Celsius bankruptcy proceedings at a site in Cedarvale, Texas, in which the Company also made certain of its unused mining infrastructure available for sale. As of December 31, 2023 the Company determined that each of the above criteria to classify long-lived assets to be sold as held for sale were met, and reclassified the carrying value of these assets of $3.9 million to Equipment held for sale. In February 2024, the Company sold $2.0 million of these assets. The Company sold the remaining assets in April 2024. As of September 30, 2024, the Equipment held for sale on the Company’s Unaudited Condensed Consolidated Balance Sheets was nil.

Impairment of long-lived assets and goodwill

The Company reviews long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset groups) may not be fully recoverable. The asset (or asset group) to be held and used that is subject to impairment review represents the lowest level of identifiable cash flows that is largely independent of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered unrecoverable, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Factors the Company considers that could trigger an impairment include, but are not limited to, the following: significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, and significant technological changes that could render the asset (or asset group) obsolete. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded in cost and expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended September 30, 2024 and September 30, 2023, there were no impairment losses from continuing operations recognized pertaining to the Company’s asset groups. For the nine months ended September 30, 2024 and September 30, 2023, there were no impairment losses from continuing operations. For the discontinued operations, there were no impairment losses pertaining to the Company’s asset groups for the three months ended September 30, 2024. There were no discontinued operations for the three months ended September 30, 2023. For the nine months ended September 30, 2024, $6.1 million of impairment losses from discontinued operations were recognized pertaining to the Company’s asset groups. There were no discontinued operations for the nine months ended September 30, 2023.

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

Derivatives

The Company accounts for the derivative contracts it enters into and the separated embedded derivative from convertible note as follows:

Covered call options

From time to time, the Company will sell options on its digital assets, specifically Bitcoin, that it owns (the “covered call options”). The Company sold covered call options during the nine months ended September 30, 2024 to generate cash flows on a portion of its digital assets. These options do not qualify as accounting hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Company carries the covered call options at fair value and any gains (losses) are recognized in profit or loss.

Separated embedded derivative from convertible note

The Company evaluates and accounts for derivatives embedded in its convertible instruments in accordance with ASC 815.  Accordingly, the Company has assessed if embedded derivatives should be separated from its host contract and accounted for as a derivative instrument based on whether all three ASC 815 criteria are met: (a) the economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative would be a derivative instrument. ASC 815 also provides an exception to this rule when the host instrument is deemed to be a conventional convertible debt instrument as defined in the FASB ASC topic. The Company identified embedded derivatives in a convertible instrument it issued, including conversion options, other redemption features, and contingently exercisable options. The Company determined that the Contingent Repurchase Right (as defined below) is an embedded derivative that should be separated from its host contract and accounted for as a derivative instrument as per ASC 815. The conversion option is indexed to the Company’s common stock and meets the criteria for classification in stockholders’ equity, and therefore derivative accounting does not apply. The other embedded derivatives do not meet all three previously mentioned ASC 815 criteria, and therefore should not be separated from their host contract. The Company accounts for its separated embedded derivative as a derivative instrument that is carried at fair value and recognizes any gains (losses) in profit or loss.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Digital Asset Mining

Currently, one of the Company’s largest revenue streams is derived from Digital Asset Mining (also referred to as self-mining), which consists entirely of mining Bitcoin. The Company has entered into arrangements, as amended from time to time, with mining pool operators to perform hash computations for the mining pools. Providing hash computation services for mining pools is an output of the Company’s ordinary activities. The Company has the right to decide the point in time and duration for which it will provide hash computation services to the mining pools. As a result, the Company’s enforceable right to compensation only begins when, and continues as long as, the Company provides hash computation services to the mining pools. The contracts are terminable at any time by either party without substantive compensation to the other party for such termination. Therefore, the Company has determined that the duration of the contract is less than 24 hours and that the contract continuously renews throughout the day. Upon termination, the mining pool operator (i.e., the customer) is required to pay the Company any amount due related to previously satisfied performance obligations. The Company has determined that the mining pool operator’s (i.e., the customer’s) renewal right is not a material right as the terms, conditions, and compensation amounts are at then market rates. There is no significant financing component in these transactions.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Managed Services

Under PMAs, the Company provides project management services for the customer’s data centers, which may include end-to-end design, construction, and/or operating services as required by the customer. PMAs contain a single performance obligation comprising a series of distinct monthly service periods. The contracts have an initial term ranging from four to ten years; certain contracts include renewal options. In exchange for the provision of the services, the Company is entitled to variable consideration primarily in the form of a fixed monthly management fee based on capacity of the customer’s data centers, plus the reimbursement of certain operating costs, which vary each month. The Company acts as the principal when incurring costs, which are reimbursed by our customers. For some PMAs in which the customer provides hosting services, the Company may also be entitled to a share of any additional hosting services business the Company helps generate for its customer. The variable fees are attributable to the monthly service periods in the contract. Consideration to which the Company is entitled is in the form of cash, and for one of the Company's contracts the Company also receives noncash consideration in the form of equity of the customer. This noncash consideration is measured at fair value at contract inception. The Company recognizes revenue to the extent that a significant reversal of such revenue will not occur. Revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance.

High Performance Computing – Colocation and Cloud

The HPC business earns revenue by providing colocation, cloud, and connectivity services to clients. Revenue is measured at the fair value of the consideration received or receivable for services, net of discounts and sales taxes. In addition, the Company offers certain customers bundled colocation, cloud, and connectivity services. Total consideration in bundled services contracts with customers is allocated to distinct performance obligations based on their stand-alone selling prices. The Company determined the standalone selling price to be the list price at which the Company sells colocation, cloud, and connectivity services. Revenue is recognized as the related services are provided to customers. The Company applies the five step ASC 606 model in determining the appropriate treatment of its various sources of revenue. The principal sources of revenue to the Company and recognition of these revenues are as follows:

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

The Company’s hosting contracts can contain service level agreement clauses, which guarantee a certain percentage of time that power will be available to its customer. In the rare case that the Company may incur penalties under these clauses, the Company recognizes the payment as variable consideration and a reduction of the transaction price and, therefore, of revenue, when not in exchange for a good or service from the customer.

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

Power:

The Company provides capacity and energy to the electrical grid through four natural gas power plants in Ontario, Canada owned by the Company’s consolidated subsidiary, Far North Power Corp. (“Far North”), and its respective subsidiaries. The power generation facilities that are connected to the Independent Electricity System Operator (“IESO”), which operates Ontario’s power grid, primarily generate revenue from capacity sales. Revenue generated from electricity sales is variable and depends on several factors including, but not limited to, the supply and demand for electricity, generation capacity in the market, and the prevailing price of natural gas.

GPU-as-a-Service:

The Company launched a GPU-as-a-Service offering as its inaugural GPU cluster came fully online. The cluster, hosted at a tier-three data center in Chicago, Illinois, comprises multiple Hewlett Packard Enterprise (“HPE”) Cray supercomputers powered by 1,000 NVIDIA H100 GPUs. The Company has entered into a contract with an AI cloud services provider pursuant to which the provider pays the Company a fixed infrastructure fee and a share of its revenues from the sale of its services at the cluster.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Cost of revenues (exclusive of depreciation and amortization)

The Company’s cost of revenue consists primarily of direct costs of generating revenue, including electric power costs, hosting costs, repairs and maintenance, occupancy, materials and supply costs, and labor.

Stock-based compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors, consultants, and service providers, if any, including incentive stock options, non-qualified stock options, stock awards, and stock units based upon the estimated grant-date fair value of the awards.

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

For more complex performance awards, including awards with market-based performance conditions, the Company employs a Monte Carlo simulation valuation method to calculate the fair value of the awards based on the most likely outcome. Under the Monte Carlo simulation, a number of variables and assumptions are used including, but not limited to the expected stock price volatility over the term of the award, the risk-free rate, and dividend yield, if any. In accordance with accounting guidance for awards with market conditions, stock-based compensation is recognized over the derived service period, regardless of whether the award achieves the market condition and will only be adjusted to the extent the service condition is not met. Performance-based stock-based compensation begins to be recognized when the achievement of each performance condition is deemed probable, as the outcome of each event has inherent risks and uncertainties, and a positive outcome may not be known until the event is achieved. Stock-based compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance-related conditions.

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

Restricted stock units assumed from the Business Combination generally vest equally over a three-year period from the grant date. Deferred stock units from the Business Combination were fully vested upon the assumption date. Both restricted stock units and deferred stock units assumed from the Business Combination are governed under the Hut 8 Mining Corp. Omnibus Long Term Incentive Plan; further details are in Note 14. Stock-based compensation.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of September 30, 2024, and December 31, 2023. The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable.

Net income (loss) per share attributable to common stockholders

The Company previously calculated basic and diluted net income per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company’s previously outstanding shares of convertible preferred stock were considered participating securities as the holders were entitled to receive aggregated accrued and not paid dividends if/when declared by the board of directors at a dividend rate payable in preference and priority to the holders of common stock; however, as described in Note 13. Stockholders’ equity, a recapitalization of equity structure occurred in connection with the Business Combination where all series of previously outstanding USBTC preferred stock prior to the Business Combination have been retrospectively recast at an exchange ratio of any series of USBTC preferred stock exchanged for 0.6716 shares of the Company’s common stock, rounded down, if applicable, on a holder level based on their aggregate holdings of all USBTC shares. As such, the previously outstanding shares of convertible preferred stock are no longer considered after the retrospective recast of equity.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”), which may be an individual or decision-making group. The CODM reviews financial information for the purpose of making operating decisions, allocating resources, and evaluating financial performance of the reportable operating segments of the business, based on discrete financial information. The Company’s Chief Executive Officer is currently designated as the CODM. As of September 30, 2023, the Company operated as one reportable segment, as two of its then three lines of business were recently launched, and the CODM did not receive discrete financial information or evaluate the business lines separately. Subsequent to the completion of the Business Combination on November 30, 2023, the Company had additional lines of business, and the CODM began receiving discrete financial information for four reportable segments for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s four reporting segments are Digital Asset Mining, Managed Services, High Performance Computing – Colocation and Cloud, and Other. The CODM uses revenue and cost of revenue of the Company’s four operating segments to assess their performance.

Foreign currency

The U.S. Dollar is the functional and presentation currency of the Company. The Company consolidates two entities that have a non-U.S. Dollar functional currency. Each of the Company’s subsidiaries determines its own functional currency and items of each subsidiary included in the Unaudited Condensed Consolidated Financial Statements are measured using that functional currency. Assets and liabilities of foreign operations having a functional currency other than the U.S. Dollar are translated at the rate of exchange prevailing at the reporting date and revenues and expenses at average rates during the period. Foreign currency translation adjustments are reflected within accumulated other comprehensive loss (“AOCI”) in stockholders’ equity. Gains and losses from foreign currency transactions are included in profit or loss for the period.  Foreign currency-denominated monetary assets and liabilities of the Company are translated using the rate of exchange prevailing at the reporting date, and non-monetary assets and liabilities measured at fair value are translated at the rate of exchange prevailing at the date when the fair value was determined. Revenues and expenses are measured at average rates during the period. Gains or losses on translation of these items are included in earnings. Foreign currency denominated non-monetary assets and liabilities, measured at historic cost, are translated at the rate of exchange at the transaction date.

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

Share capital

Shares of common stock are classified as an equity instrument. Incremental costs directly attributable to the issuance of common stock are recognized as a reduction of equity, net of the related tax effect.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Non-controlling interest

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity on the Company's Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2024, non-controlling interest on the Company’s Unaudited Condensed Consolidated Balance Sheet consists of the 19.99% ownership by a non-affiliated party in Far North. For more details, refer to Note 3. Far North Acquisition.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the CODM, the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and allocation of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023; early adoption is permitted. There is no material impact on the Company’s disclosures.

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

(in USD thousands)
Cash	$4,061
Accounts receivable, net of allowance of $0	2,883
Property and equipment, net	49,036
Accounts payable and accrued expenses	(1,231)
Non-controlling interest	(8,743)
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

Supplemental disclosures of cash flow information related to investing and financing activities regarding the business combination are as follows for the nine months ended September 30, 2024:

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued operations

On March 4, 2024, the Company announced the closure of its Drumheller, Alberta mining site after analysis of the Company’s operations. The table below outlines the results of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in USD thousands)	2024	2023	2024	2023
Revenue:
Digital Asset Mining	$—	$—	$981	$—

Cost of revenue (exclusive of depreciation and amortization shown below):
Digital Asset Mining	—	—	3,895	—

Operating expenses:
Depreciation and amortization	—	—	169	—
General and administrative expenses	—	—	216	—
Impairment of long-lived assets	—	—	6,065	—
Total operating expenses	—	—	6,450	—
Net loss	$—	$—	$(9,364)	$—

	Nine Months Ended
Cash flows from Discontinued Operations	September 30,	September 30,
(in USD thousands)	2024	2023
Operating cashflows used in discontinued operations	$(3,243)	$—

Assets and Liabilities of Discontinued Operations	September 30,	December 31,
(in USD thousands)	2024	2023
Assets	$—	$7,240
Liabilities	1,978	—

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Segment information

The following table presents revenue and cost of revenue for the Company’s reportable segments, reconciled to the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in USD thousands)	2024	2023	2024	2023
Reportable segment revenue:
Digital Asset Mining	$11,611	$15,565	$55,880	$39,069
Managed Services	20,820	4,777	39,072	14,976
High Performance Computing – Colocation and Cloud	3,421	—	10,112	—
Other	11,906	1,361	34,598	3,835
Eliminations	(4,023)	—	(8,971)	—
Total segment and consolidated revenue	$43,735	$21,703	$130,691	$57,880

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Digital Asset Mining	7,257	10,875	31,346	27,427
Managed Services	2,812	1,422	8,693	5,319
High Performance Computing – Colocation and Cloud	2,610	—	7,699	—
Other	8,903	1,229	27,575	1,274
Eliminations	(4,023)	—	(8,971)	—
Total segment and consolidated cost of revenue	$17,559	$13,526	$66,342	$34,020

Reconciling items:
Depreciation and amortization	(10,462)	(4,486)	(33,465)	(11,454)
General and administrative expenses	(16,175)	(4,171)	(54,073)	(15,757)
(Losses) gains on digital assets	(1,552)	(185)	201,180	(185)
Gain (loss) on sale of property and equipment	444	—	634	(445)
Realized gain on sale of digital assets	—	—	—	2,376
Impairment of digital assets	—	—	—	(1,431)
Legal settlement	—	—	—	1,531
Foreign exchange gain (loss)	703	—	(976)	—
Interest expense	(7,938)	(5,723)	(20,231)	(18,955)
Gain on debt extinguishment	5,966	—	5,966	23,683
Gain on derivatives	2,704	—	19,923	—
Equity in earnings of unconsolidated joint venture	1,495	2,075	8,457	8,717
Income tax provision	(453)	(61)	(2,975)	(672)
Net income (loss) from continuing operations	$908	$(4,374)	$188,789	$11,268

Loss from discontinued operations (net of income taxes of $nil, $nil, $nil, $nil, respectively)	—	—	(9,364)	—

Net income (loss)	908	(4,374)	179,425	11,268

Less: Net (income) loss attributable to non-controlling interest	(261)	—	232	—
Net income (loss) attributable to Hut 8 Corp.	$647	$(4,374)	$179,657	$11,268

The following table presents summarized information for long-lived assets and goodwill by reportable segments:

	September 30,	December 31,
(in USD thousands)	2024	2023
Digital Asset Mining	$166,262	$166,340
Managed Services	4,855	5,221
High Performance Computing – Colocation and Cloud	25,479	31,282
Other	89,299	4,634
Total Long-Lived Assets and Goodwill	$285,895	$207,477

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Digital assets

The following table presents the changes in the carrying amount of digital assets as of September 30, 2024:

(in USD thousands)	Amount
Balance as of June 30, 2023	$851
Cumulative effect upon adoption of ASU 2023-08	38
Bitcoin assumed through the Business Combination	344,283
Other digital assets assumed through the Business Combination	241
Revenue recognized from Bitcoin mined	41,477
Hosting revenue received in Bitcoin	2,027
Mining revenue earned in prior period received in current period	212
Carrying value of Bitcoin sold	(41,548)
Change in fair value of Bitcoin	32,493
Change in fair value of other digital assets	133
Foreign currency translation adjustments	8,595
Mining revenue not received	(292)
Balance as of December 31, 2023	$388,510
Revenue recognized from Bitcoin mined	31,336
Hosting revenue received in Bitcoin	1,814
Mining revenue earned in prior period received in current period	292
Carrying value of Bitcoin sold	(37,929)
Change in fair value of Bitcoin	274,540
Carrying value of other digital assets sold	(407)
Change in fair value of other digital assets	34
Foreign currency translation adjustments	(9,295)
Balance as of March 31, 2024	$648,895
Revenue recognized from Bitcoin mined	13,914
Hosting revenue received in Bitcoin	1,417
Carrying value of Bitcoin sold	(15,209)
Change in fair value of Bitcoin	(71,842)
Foreign currency translation adjustments	(6,671)
Balance as of June 30, 2024	$570,504
Revenue recognized from Bitcoin mined	11,611
Hosting revenue received in Bitcoin	640
Carrying value of Bitcoin sold	(12,103)
Change in fair value of Bitcoin	(1,552)
Foreign currency translation adjustments	7,368
Balance as of September 30, 2024	$576,468

Number of Bitcoin held as of September 30, 2024	9,106
Cost basis of Bitcoin held as of September 30, 2024	$354,128
Realized gains on the sale of Bitcoin for the nine months ended September 30, 2024	$9,141

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s digital assets are either held in custody or held in a segregated custody account under the Company’s ownership and pledged as collateral under a borrowing arrangement or in connection with covered call options sold. The details of the digital assets are as follows:

	Amount		Number of digital assets
(in USD thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Current
Bitcoin held in custody	$1,306	$4,583	20	109
Other digital assets held in custody	—	380	—	55,008
Total current digital assets - held in custody	1,306	4,963	20	55,117

Non-current
Bitcoin held in custody	305,499	282,997	4,826	6,704
Total non-current digital assets - held in custody	$305,499	$282,997	4,826	6,704

Non-current
Bitcoin pledged as collateral	269,663	100,550	4,260	2,382
Total non-current digital assets - pledged as collateral	269,663	100,550	4,260	2,382

Total digital assets	$576,468	$388,510	9,106	64,203

Note 7. Property and equipment, net

The components of property and equipment were as follows:

(in USD thousands)	September 30, 2024	December 31, 2023
Mining infrastructure	$43,231	$26,110
Miners and mining equipment	80,136	89,521
Data center infrastructure	50,879	8,772
Computer and network equipment	8,390	8,254
Right-of-use assets - Finance lease	25,381	1,377
Leasehold improvements	741	742
Land and land improvements	106	50
Power plant assets	14,630	—
Construction in progress	17,487	12,471
Property and equipment, gross	240,981	147,297
Less: Accumulated depreciation	(46,874)	(29,228)
Property and equipment, net	$194,107	$118,069

Depreciation and amortization expense related to property and equipment was $9.6 million and $4.0 million for the three months ended September 30, 2024 and September 30, 2023, respectively.

Depreciation and amortization expense related to property and equipment was $31.0 million and $11.0 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Impairment of long-lived assets

On March 6, 2024, the Company announced the closure of its Drumheller site in Alberta, Canada. The Company further assessed the profitability of the site which indicated that an impairment triggering event had occurred. Accordingly, with the closure of the Drumheller site, the long-lived assets of the site were fully written down. This resulted in a write down of $6.1 million which is reflected in the Loss from discontinued operations in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2024. There was no impairment on its long-lived assets for the three months ended September 30, 2024. The Company did not have an impairment on its long-lived assets for the three and nine months ended September 30, 2023.

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

Note 8. Deposits and prepaid expenses

The components of deposits and prepaid expenses are as follows:

(in USD thousands)	September 30, 2024	December 31, 2023
Current
Prepaid insurance	$2,246	$4,042
Prepaid electricity	3,516	4,526
Deposits related to infrastructure purchases	16,592	—
Deposit related to Stalking Horse Bid	—	7,547
Other deposits	5,671	2,342
Total current deposits and prepaid expenses	$28,025	$18,457

Non-current
Deposits related to electricity supply under electricity supply agreement	5,662	5,288
Miner purchase option deposit	31,951	—
Other	232	252
Total non-current deposits and prepaid expenses	$37,845	$5,540

Bitmain Partnership and Hosting Services Agreement

On September 19, 2024, the Company expanded its partnership with BITMAIN Technologies Ltd. (“Bitmain”) by launching a next-generation application-specific integrated circuit (“ASIC”) miner. The Company plans to deploy this model in the second quarter of 2025 through a hosting agreement with Bitmain comprising approximately 15 exahash per second (“EH/s”). The agreement includes a fixed hosting fee and provides the Company with the option to purchase all or part of the hosted machines at a fixed price within six months of their energization. During the three months ended September 30, 2024, the Company made a $32.0 million deposit towards this purchase option.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Investments in unconsolidated joint venture

On November 25, 2022, a subsidiary of the Company entered into an Asset Purchase Agreement (the “Agreement”) with Compute North Member, LLC to purchase its 50 percent membership interest in TZRC, an early stage operator of vertically integrated digital asset mining and power facilities (the “Acquired Interests”). The transaction closed on December 6, 2022. As of June 30, 2023, the Company determined that the fair value of the net assets acquired differed from the carrying value of the estimated fair value of the underlying net assets acquired in an amount of approximately $22.4 million. This difference is attributable to depreciable and amortizable assets and liabilities and in accordance with ASC 323, will be accreted within Equity in earnings of unconsolidated joint venture in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended September 30, 2024, and 2023, the amount of accretion was $1.7 million and $1.7 million, respectively. For the nine months ended September 30, 2024 and 2023, the amount of accretion was $5.2 million and $5.8 million, respectively.

The consideration paid by the Company’s subsidiary for the acquisition of the Acquired Interests consisted of cash of $10.0 million and the assumption of a senior secured promissory note (the “TZRC Secured Promissory Note”) with a fair value estimate as of the transaction date of approximately $95.1 million. See Note 10.  Loans and notes payable for a discussion of the assumed promissory note from the TZRC transaction and the promissory note from a third party (“TPN”).

TZRC is a two-member operating joint venture where both members jointly control the essential areas of the entity’s business. The purpose of TZRC is to develop, construct, install, own, finance, rent and operate one or more modular data centers located on or near renewable power sources for purposes of digital asset mining. The entity both self-mines and provides hosting services, both of which began in August 2022. Pursuant to the Agreement, the Company assumed the role of property manager under a PMA to provide day-to-day management and oversight services of TZRC’s data center facilities. The service contract has a term of 10 years and automatically renews for successive one-year terms unless either party provides written notice of non-renewal. As property manager, the Company is entitled to approximately $1.5 million per year, subject to downward adjustment based on capacity utilization of TZRC’s data centers. In addition, the PMA allows pass through costs on behalf of the Company, such as payroll and other incidental costs. Pass through costs for the three months ended September 30, 2024 were approximately $0.7 million. For the nine months ended September 30, 2024 pass through costs were approximately $1.7 million.

The Company accounts for its indirect 50% interest in TZRC using the equity method of accounting. For the three months ended September 30, 2024, the Company recorded its ownership percentage of income of TZRC within Equity in earnings of unconsolidated joint venture in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for $0.2 million net loss. For the nine months ended September 30, 2024, the Company recorded its ownership percentage of income of TZRC within Equity in earnings of unconsolidated joint venture in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for $3.2 million net income. The carrying value of the Company’s investment in TZRC was $80.1 million as of September 30, 2024 and is included in the Company’s Unaudited Condensed Consolidated Balance Sheets.

A summarized consolidated income statement for TZRC during the three and nine months ended September 30, 2024 and September 2023 follows:

Condensed Consolidated Income Statements
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in USD thousands)	2024	2023	2024	2023
Revenue - Digital Asset Mining	$5,345	$6,684	$27,604	$25,184
Revenue - Hosting	26,154	25,596	78,134	72,563
Total revenue, net	31,499	32,280	105,738	97,747
Gross profit	14,784	17,301	54,105	54,080
Net (loss) income	(496)	663	6,456	5,817
Net (loss) income attributable to investee	(248)	332	3,228	2,910

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

A summarized consolidated balance sheet for TZRC as of September 30, 2024 and December 31, 2023 follows:

Condensed Consolidated Balance Sheets
	September 30,	December 31,
(in USD thousands)	2024	2023
Cash	$69,503	$39,505
Total current assets	75,417	55,097
Property and equipment, net	113,225	159,865
Total other assets	34,502	34,490
Current liabilities	29,170	36,970
Noncurrent liabilities	14,548	17,512
Members equity	179,425	194,970

Note 10. Loans and notes payable

Details of the Company’s loans and notes payables are as follows:

(in USD thousands)				September 30,	December 31,
Issuance Date	Maturity Date	Interest Rate		2024	2023
TZRC Secured Promissory Note
December 6, 2022	April 8, 2027	15.25%		$80,079	$81,870

Third Party Note
December 6, 2022	December 5, 2027	18.00%		—	11,490

Anchorage Loan
February 3, 2023	February 2, 2028	9.00	%(1)	—	44,363

Coinbase Credit Facility
June 26, 2023	June 16, 2025	11.00	%(2)	64,956	49,724

Coatue Note (convertible note)
June 28, 2024	June 28, 2029	8.00%		152,262	—

Total				$297,297	$187,447
Less: current portion				64,956	64,127
Long-term portion				$232,341	$123,320
(1)	The interest rate as of December 31, 2023 for the Anchorage Loan was 14.00%.
(2)	The interest rate as of December 31, 2023 for the Coinbase credit facility was 10.50%.

During the three months ended September 30, 2024 and September 30, 2023, total principal payments of the Company’s debt, exclusive of debt extinguishment, were $1.7 million and $15.1 million, respectively. During the three months ended September 30, 2024 and September 30, 2023, the Company recorded amortization of debt issuance costs of $1.2 million and $1.8 million, respectively. During the three months ended September 30, 2024 and September 30, 2023, interest expense was $9.3 million and $5.7 million, respectively.

During the nine months ended September 30, 2024 and September 30, 2023, total principal payments of the Company’s debt, exclusive of debt extinguishment, were $34.0 million and $30.0 million, respectively. During the nine months ended September 30, 2024 and September 30, 2023, the Company recorded amortization of debt issuance costs of $4.0 million and $4.8 million, respectively. During the nine months ended September 30, 2024 and September 30, 2023, interest expense was $21.7 million and $19.0 million, respectively.

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

The stated interest on the TZRC Secured Promissory Note accrues at a rate per annum equal to the lesser of (a) a varying rate per annum equal to the sum of (i) the prime rate as published in The Wall Street Journal, plus (ii) 12.0% per annum, (b) 15.25% per annum and (c) the maximum rate of non-usurious interest permitted by law. The Company has the option to defer the interest until maturity of the note under a paid-in-kind (“PIK”) payment option. The Company elected to apply the PIK payment option. Accordingly, the interest increases the principal amount of the secured promissory note. PIK interest is payable upon maturity of the note in April 2027, unless or until any portion or all of the promissory note is prepaid under the prepayment option, see discussion below. The Company is also subject to post-default interest of an additional 2% upon occurrence of an event of default. The higher interest rate applies from the date of non-payment until such amount is paid in full. As of September 30, 2024, the interest rate on the secured promissory note was 15.25%.

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

As of September 30, 2024, approximately $81.1 million in principal and PIK interest, exclusive of a $1.0 million discount, was outstanding under the TZRC Secured Promissory Note, with payment of principal and PIK interest due upon the first to occur of (a) the date that is five years from origination on April 8, 2022, (b) the date of any event of dissolution of TZRC, and (c) the date of the closing of certain events specified in TZRC’s governing documents.

Third Party Note

On December 6, 2022, the Company, entered into a $10.0 million note with a third party. The TPN had a maturity date of December 5, 2027 and provided for an interest rate of 6.0% per annum. Interest on the TPN was PIK interest and was added to and capitalized on, the outstanding principal. The TPN was secured by certain assets of the Company and did not have financial covenants. On May 16, 2023, the Company amended its TPN. Under the amended TPN, the interest rate was increased to 18.0% per annum, and full repayment of the note was required within 45 days following the consummation of the Business Combination Agreement.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In January 2024, the outstanding balance of the TPN, including all PIK interest, was paid in full.

Anchorage Loan

In February 2023, the Company’s subsidiary restructured its outstanding Equipment Loan and Security Agreements (the “Anchorage Loan”) with Anchorage Lending CA, LLC (“Anchorage”). The restructuring was accounted for under ASC 470-50 Modifications and Extinguishments. The stated interest rate was 9.0% and was subject to adjustment after each year the loan was outstanding, if the Company’s subsidiary did not elect to prepay the Anchorage Loan. Interest rate changes were fixed not variable. The Anchorage Loan allowed the Company’s subsidiary to pay the interest as PIK interest by capitalizing unpaid and accrued interest into the principal amount subject to certain conditions. Interest was earned on the first of each annual date, and accrued on the principal balance and PIK interest from prior periods. In connection with the restructuring, the Company’s subsidiary paid approximately $0.7 million in closing fees, issued 1,987,936 shares of common stock of USBTC with an approximate value of $0.8 million (which shares were converted into Company common stock upon the closing of the Business Combination), and paid a termination fee of approximately $0.4 million. Monthly payments commenced on March 15, 2023 and represented 100% of net monthly cash flow from the immediately preceding calendar month activity related to certain Company miners. The net monthly cash flow payment was allocated as follows: first, to pay all unpaid fees, costs and expenses; second, to the payment of accrued and unpaid interest on the Anchorage Loan; and third, to the principal amount of the Anchorage Loan. If net monthly cash flows for a given month were zero or negative, then no monthly payment was due for such month.

The Anchorage Loan was secured by approximately 21,000 miners at the Company’s Alpha and Salt Creek facilities and all property, equipment, machinery, and all other assets located in the Company’s Alpha facility. On April 25, 2023, the Anchorage Loan was amended so that interest accrues on the principal balance only and does not include prior period PIK interest.

On September 27, 2024, the Company and certain of its subsidiaries entered into a Debt Repayment Agreement with Anchorage to exchange the $37.9 million outstanding balance of the Anchorage Loan (exclusive of $1.5 million of deferred financing costs) as of the agreement date for 2,313,435 shares of the Company’s common stock (the “Conversion”) at an exchange rate of $16.395 per share (the “Exchange Price”). Upon completion of the Conversion, the outstanding loan and all other related obligations of the Company and its subsidiaries under the Anchorage Loan were satisfied. Additionally, as a result of the Conversion, the Company derecognized the net carrying amount of the Anchorage Loan as of the Conversion date of $36.4 million (inclusive of a $37.9 million outstanding balance and $1.5 million of deferred financing costs), recorded a gain on debt extinguishment of $6.0 million inclusive of $0.2 million in debt extinguishment costs, and to stockholders’ equity the fair value of the shares of common stock issued, net of share issuance costs, recorded as follows: $30.2 million to additional paid-in capital, net of share issuance costs of $0.1 million, and $0.02 million to common stock. Under the Debt Repayment Agreement, the Company agreed to file a registration statement with respect to the resale of the common stock issued under the Debt Repayment Agreement and provided Anchorage other customary rights with respect to such registration.

In the event that, on or prior to December 31, 2024, the Company (i) sells any shares of common stock, other than pursuant to certain excluded issuances, at a price per share that is less than the Exchange Price or (ii) issues any debt or equity instrument of the Company or any of its subsidiaries or affiliates that is convertible into or exchangeable for shares of common stock, other than pursuant to certain excluded issuances, at an initial conversion or exchange price, as applicable, that is less than the Exchange Price (“Better Offer”), then in each case, the Debt Repurchase Agreement shall be deemed to be amended to reflect a new Exchange Price that is the lowest Better Offer and the Company shall forthwith issue to Anchorage additional shares of common stock to reflect an Exchange Price that is equal to the lowest Better Offer.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Coinbase credit facility

A subsidiary of the Company acquired in the Business Combination is party to a credit facility with Coinbase Credit, Inc. (“Coinbase”). The original credit facility was established on June 26, 2023 (the “Original Credit Facility”) and was amended and restated on January 12, 2024 and June 17, 2024. The Original Credit Facility provided for an interest  of 5.0% plus the greater of (i) the US Federal Funds Target Rate – Upper Bound and (ii) 3.25%. The Original Credit Facility provided for up to $50.0 million in loans pursuant to drawdowns made available in three tranches: $15.0 million available from loan inception to 15 business days thereafter, $20.0 million available starting 30 calendar days after loan inception to 15 business days thereafter, and $15.0 million available the day after the closing of the Business Combination and 15 business days thereafter. On or prior to a drawdown, the Company‘s subsidiary was required to pledge, as collateral, Bitcoin with custodian Coinbase Custody Trust Company, LLC, to be held in a segregated custody account under the Company subsidiary’s ownership, such that the loan-to-value (“LTV”) ratio of principal outstanding of the loan and the fair value of collateral is equal to or less than 60%. If the value of the collateral under the credit facility decreases past a specified margin, the Company‘s subsidiary may be required to post additional Bitcoin as collateral.

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

As of September 30, 2024, the Company has $65.0 million outstanding with Coinbase under the Second Amended and Restated Credit Agreement, exclusive of deferred financing costs of $0.04 million.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Beginning on the two year anniversary of the convertible note’s issuance and continuing until its maturity, the Company has the right, from time to time, to redeem all or any portion of the convertible note for a redemption price equal to 100% of the Accreted Principal Amount, together with any accrued and unpaid interest as of the redemption date if (i) the closing price of the Company’s common stock equals or exceeds 150% of the then-applicable conversion price for a specified period of time and (ii) there is an effective registration statement covering the resale of any shares of the Company’s common stock issued upon conversion of the convertible note or, in the alternative, the shares of the Company’s common stock issuable pursuant to the convertible note to the extent the Coatue Fund converts at the time would be freely tradable by the Coatue Fund pursuant to Rule 144 under the U.S. Securities Act of 1933, as amended (including without any restriction on volume), subject to a daily redemption limitation such that the number of shares of the Company’s common stock into which the Accreted Principal Amount to be redeemed would be converted does not exceed, after giving effect to such conversion, 100% of the average daily trading volume of the Company’s common stock calculated over a specified period of time.

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

As mentioned in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Convertible Instrument and Derivatives, the Company has identified embedded derivatives and separated an embedded derivative, the Contingent Repurchase Right, from the convertible note. The remaining debt host contract is discounted by the initial fair value of the separated embedded derivative from convertible note of nil and is offset by issuance costs. The debt host contract of the convertible note is subsequently measured at amortized cost, and the debt discount and issuance costs are amortized to interest expense over the expected term of the host contract using the effective interest method. The convertible note has an effective interest rate of 8.23% and its contractual interest expense was $3.0 million and $3.1 million for the three and nine months ended September 30, 2024, respectively. The amortization of debt discount and issuance costs for the three and nine months ended September 30, 2024 was $0.3 million and $0.3 million, respectively. The convertible note had an outstanding principal amount of $153.1 million inclusive of PIK interest accrued, unamortized debt discount and issuance costs of $0.8 million, net carrying amount of $152.3 million, and fair value of $180.0 million. The fair value of the convertible note is estimated using the same method and inputs as the separated embedded derivative from convertible note as disclosed in Note 11. Derivatives. The Company determined that the convertible note is a Level 3 liability given an unobservable input is included in its valuation. The separated embedded derivative from convertible note was initially recorded at nil. See Note 11. Derivatives for a discussion of the separated embedded derivative from convertible note.

Galaxy Credit Facility

On June 17, 2024, the Company terminated its uncommitted $50.0 million open term revolving credit facility with Galaxy Digital.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Derivatives

The following table presents the Company’s Unaudited Condensed Consolidated Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		September 30, 2024		December 31, 2023
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Covered call options	Covered call options	$—	$921	$—	$—
Total derivatives		$—	$921	$—	$—

The following table presents the effect of derivatives on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD thousands)		Three Months Ended		Nine Months Ended
Derivative	Statement of Operations Line	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Derivatives not designated as hedging instruments:
Covered call options	Gain on derivatives	$2,704	$—	$19,923	$—
Total derivatives		$2,704	$—	$19,923	$—

Covered call options

During the nine months ended September 30, 2024, the Company sold covered call options on Bitcoin for proceeds of $20.8 million and recorded a gain of $19.9 million. As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives, the Company has sold covered call options on Bitcoin to generate cash flow on a portion of its digital assets. The Company has pledged Bitcoin as collateral with one of its digital asset custodians, in a quantity equal to the notional amount, for the covered call options sold. The covered call options are only exercisable upon the date of expiry, are automatically exercised if the underlying reference price is greater than the strike price of the call option, and are net cash settled on the business day immediately following expiry. The reference price is the Bitcoin Reference Rate published by the CME Group and Crypto Facilities Ltd., or any successor (“BRR”), between 4:00pm and 4:30pm London time for a given date. The covered call options are carried at fair value and are Level 2 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement. There was no covered call options activity during the nine months ended September 30, 2023 or outstanding as of December 31, 2023.

Separated embedded derivative from convertible note

During the nine months ended September 30, 2024, as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Convertible instruments and Note 10. Loans and notes payable, the Company issued a convertible note with embedded derivatives and separated the Contingent Repurchase Right embedded derivative. The separated embedded derivative from convertible note was separated from its debt host contract and was accounted for as a derivative liability carried at fair value in accordance with ASC 815. As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement, the separated embedded derivative from convertible note is a Level 3 liability. The initial fair value of the separated embedded derivative from convertible note was nil and the fair value as of September 30, 2024 was nil. There was no separated embedded derivative from convertible note activity during the nine months ended September 30, 2023 or outstanding as of December 31, 2023.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2024 and June 30, 2024, the Company estimated the fair value of the separated embedded derivative from convertible note using the PDE Model with the following inputs:

	September 30,	June 30,
	2024	2024
Dividend yield	—%	—%
Implied volatility	105.06%	100.49%
Risk-free interest rate	3.31%	4.09%
Credit spread	19.11%	15.29%

Note 12. Leases

The Company’s operating leases are for its subsidiaries’ offices, mining facilities and data centers, including for its new GPU-as-a-Service business line. The Company’s subsidiaries also have finance leases, which are primarily related to equipment used at its data centers and the newly acquired Far North power plant located in Iroquois Falls, Ontario.

The following table shows the right-of-use assets and lease liabilities as of September 30, 2024, and December 31, 2023:

	September 30,	December 31,
(in USD thousands)	2024	2023
Right-of-use assets:
Operating leases	$20,654	$14,534
Finance leases	25,274	1,294
Total right-of-use assets	$45,928	$15,828

Lease liabilities:
Operating leases	$21,435	$14,962
Finance leases	25,238	1,409
Total lease liabilities	$46,673	$16,371

A subsidiary of the Company entered into a sale lease back transaction with Macquarie as part of the Far North transaction. The finance lease related to the power plant in Iroquois Falls, Ontario, is secured by the assets that exist at the power plant.

The Company’s lease costs are comprised of the following:

	Three Months Ended		Nine Months Ended
(in USD thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating leases
Operating lease cost	$907	$48	$2,160	$150
Variable lease cost	572	18	767	54
Operating lease expense	1,479	66	2,927	204
Short-term lease expense	162	71	257	264
Total operating lease expense	1,641	137	3,184	468
Finance leases
Amortization of financed assets	814	—	1,188	—
Interest on lease obligations	360	—	402	—
Total finance lease expense	1,174	—	1,590	—
Total lease expense	$2,815	$137	$4,774	$468

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents supplemental lease information:

	Nine Months Ended
(in USD thousands)	September 30, 2024	September 30, 2023
Operating cash outflows - operating leases	$2,050	$353
Operating cash outflows - finance leases	$403	$—
Financing cash outflows - finance leases	$1,617	$—

Right-of-use assets obtained in exchange for operating lease liabilities	$8,072	$—
Right-of-use assets obtained in exchange for finance lease liabilities	$24,672	$—

	Nine Months Ended
	September 30, 2024	September 30, 2023
Weighted-average remaining lease term - operating leases	8.6	2.8
Weighted-average remaining lease term - finance leases	4.8	—
Weighted-average discount rate(1) – operating leases	11.5%	7.0%
Weighted average discount rate - finance leases	10.0%	—%

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

The following table presents the Company’s future minimum operating lease payments as of September 30, 2024:

Operating
(in USD thousands)	Leases
Remainder of 2024	$1,232
2025	4,958
2026	4,759
2027	4,563
2028	4,250
Thereafter	15,169
Total undiscounted lease payments	34,931
Less present value discount	(13,496)
Present value of operating lease liabilities	$21,435

The following table presents the Company’s future minimum finance lease payments as of September 30, 2024:

Finance
(in USD thousands)	Leases
Remainder of 2024	$1,867
2025	7,401
2026	6,935
2027	6,935
2028	6,935
Thereafter	4,046
Total undiscounted lease payments	34,119
Less present value discount	(8,881)
Present value of finance lease liabilities	$25,238

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Stockholders’ equity

Authorized Shares

The Company’s certificate of incorporation, as amended, authorized 1,000,000,000 shares of common stock having a par value of $0.01 per share and 25,000,000 shares of preferred stock having a par value of $0.01 per share.

The Business Combination constituted a business combination and was accounted for using the acquisition method of accounting. In addition, a recapitalization of equity structure occurred where the equity structure of the Company reflects the equity structure of the legal parent as a result of the Business Combination, in this case the combined company named “Hut 8 Corp.”, otherwise referred to as the Company. These Unaudited Condensed Consolidated Financial Statements contain recast stockholders’ equity balances resulting from the retroactive application of recapitalization accounting in accordance with GAAP, except where otherwise noted. Pursuant to the terms of the Business Combination Agreement on November 30, 2023, stockholders of USBTC received 0.6716 of a share of the Company’s common stock for each share of USBTC capital stock. Legacy Hut shareholders received 0.2000 of a share of the Company’s common stock for each Legacy Hut common share. All previously outstanding USBTC common stock, all series of previously outstanding USBTC preferred stock, previously outstanding USBTC stock options, and previously outstanding USBTC restricted stock awards are presented in the recast Unaudited Condensed Consolidated Statements of Stockholders’ Equity, if applicable, and in the accompanying notes on an as-converted basis, converted at the ratio of 0.6716 for each USBTC share. Fractional shares, if any, were rounded down to the nearest whole share at a stockholder level. Fractional options, if any, were rounded down to the nearest whole option at an award level.

The retrospective application of recapitalization on previously outstanding USBTC common stock prior to the Business Combination is as follows, rounded down, if applicable, on a holder level based on their aggregate holdings of all USBTC shares:

		Shares of USBTC	USBTC common
		common stock	stock to
		prior to the	Hut 8 Corp.	Recapitalization
		Business	common stock	of
Period	Description	Combination	exchange ratio	common stock
Three months ended March 31, 2023	Issuance of common stock	2,960,000	0.6716	1,987,936
Three months ended March 31, 2023	Cancellation of restricted stock awards	(1,441,913)	0.6716	(968,388)
Three months ended March 31, 2023	Stock-based compensation	1,048,912	0.6716	704,449
Three months ended September 30, 2023	Issuance of common stock – stock option exercises	7,391	0.6716	4,963

Common stock

As a part of the Business Combination, 44,346,008 shares of common stock were issued to Legacy Hut shareholders.

The reverse recapitalization of equity structure on previously outstanding USBTC common stock prior to the Business Combination is as mentioned above in this note.

As mentioned in Note 10. Loans and notes payable, USBTC issued 1,987,936 shares of USBTC common stock to Anchorage as part of its debt restructuring.

As mentioned in Note 10. Loans and notes payable, the Company issued 2,313,435 shares of its common stock in connection with the Debt Repayment Agreement with Anchorage. As a result of the share issuance, the Company recorded $30.2 million to additional paid-in capital, net of share issuance costs of $0.1 million, and $0.02 million to common stock.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The common stock purchase warrants assumed in the Business Combination expire on September 17, 2026.

Transactions involving the Company’s equity-classified common stock purchase warrants are summarized as follows:

			Weighted
		Weighted average	average remaining
	Number of	exercise price	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	(in years)
Outstanding as of December 31, 2023	1,895	$53.45	2.8
Outstanding as of September 30, 2024	1,895	$53.45	2.0

The changes in accumulated other comprehensive income, net of tax, is as follows:

	December 31,	Net	September 30,
(in USD thousands)	2023	Change	2024
Foreign currency translation adjustment gain (loss)	$10,761	$(10,449)	$312
Total	$10,761	$(10,449)	$312

Note 14. Stock-based compensation

The Company adopted the Rollover Option Plan in connection with the Business Combination, which is a plan that governs replacement stock options that replaced previously outstanding USBTC stock options prior to the Business Combination. The Rollover Option Plan is identical to USBTC’s 2021 Equity Incentive Plan (the “2021 Plan”) except for conforming to changes to take into account the Business Combination, namely the exchange ratio of USBTC stock options exchanged for 0.6716 stock options of the Company. Fractional stock options, if any, were rounded down to the nearest whole stock option at an award level. The exercise price of any USBTC stock option exchanged was equal to the exercise price of the replaced USBTC stock option immediately before the Business Combination divided by 0.6716, rounded up to the nearest whole cent, if applicable. On November 30, 2023, in connection with the Business Combination, USBTC stock options outstanding immediately before the Business Combination were exchanged as noted (“USBTC Replacement Options”). In addition, 4,490,400 shares of common stock have been authorized and registered to be issued under the Rollover Option Plan, and no further awards are available for grant under the Rollover Option Plan.

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

Effective November 27, 2023, the Company established the 2023 Plan. Under the 2023 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, deferred stock units, other stock-based awards, and stock bonuses can be granted to employees, consultants, and directors of the Company and its affiliates. Cancelled and forfeited awards are returned to the 2023 Plan for future awards. 6,065,682 shares of common stock have been authorized and registered to be issued under the 2023 Plan. As of September 30, 2024, only restricted stock units, deferred stock units, performance stock units, and stock options as replacements of Legacy Hut stock options have been granted under the 2023 Plan.

The Company’s stock-based compensation expense recognized during the nine months ended September 30, 2024 and September 30, 2023 and the three months ended September 30, 2024 and September 30, 2023 is included in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and is as follows:

	Three Months Ended		Nine Months Ended
(in USD thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Restricted stock awards	$—	$—	$—	$687
Stock options	1,043	303	2,668	964
Restricted stock units	1,632	—	9,201	—
Deferred stock units	—	—	—	—
Performance stock units	2,282	—	4,572	—
Total stock-based compensation	$4,957	$303	$16,441	$1,651

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

There was no time-based restricted stock award activity during the nine months ended September 30, 2024. A summary of USBTC’s unvested time-based restricted stock awards for the nine months ended September 30, 2023 is as follows:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	shares	fair value	intrinsic value
Unvested as of December 31, 2022	263,939	$3.38	$102
Granted	704,449	0.39
Vested	—	—	—
Cancelled	(968,388)	1.20
Unvested as of September 30, 2023	—	$—	$—

There was no remaining unrecognized compensation expense related to time-based restricted stock awards as of September 30, 2023.

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

In February 2023, USBTC entered into a change in control agreement with a senior executive, which modified the performance condition in 27,367 of their stock option awards. Under the modified terms, the stock options did not vest upon achievement of certain internal non-financial metrics and instead vested upon the completion of an initial public offering or merger event. USBTC determined the performance condition was not probable of being achieved both prior to and subsequent to the modification (a Type IV modification). Under GAAP, stock compensation expense for equity awards that are conditional upon a liquidity event such as an initial public offering or merger event is not recognizable prior to the achievement of the liquidity event. As such, USBTC did not recognize any stock compensation expense for these stock options until the occurrence of an initial public offering or merger event.

In August 2024, the Company accelerated the vesting of 380,658 stock options held by three non-employee directors and 425,604 stock options held by its Chief Executive Officer to immediately vest. As the modifications only resulted in the acceleration of service-based vesting and did not involve any other changes, there was no incremental fair value to recognize as additional compensation expense as of the modification date and accordingly no incremental compensation expense was required to be recognized.

No stock options were granted by the Company during the nine months ended September 30, 2024. The following assumptions were used in determining the fair value of USBTC’s stock options during the nine months ended September 30, 2023:

Nine Months Ended
September 30,
2023
Dividend yield	—%
Expected price volatility	100%
Risk-free interest rate	3.82% – 3.90%
Expected term (in years)	5.5 – 8.0

As of September 30, 2024 there were 1,011,998 unvested service-based options.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of stock options is below for the nine months ended September 30, 2024 and the nine months ended September 30, 2023:

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2023	4,513,375	$0.48	$58,150	8.8
Granted	—	—
Exercised	(1,235,239)	0.39	11,155
Forfeited or canceled	(70,828)	0.39
Outstanding as of September 30, 2024	3,207,308	$0.52	$37,798	7.9
Vested and exercisable as of September 30, 2024	2,195,310	$0.58	$25,785	7.9

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2022	2,122,742	$2.89	$—	9.0
Granted	2,469,134	0.39
Exercised	(5,172)	0.39	2
Forfeited or canceled	(56,815)	0.39
Outstanding as of September 30, 2023	4,529,889	$0.39	$34,791	8.8
Vested and exercisable as of September 30, 2023	740,020	$0.39	$5,684	8.1

The Company had approximately $0.9 million of total unrecognized compensation expense related to stock options granted under the Rollover Option Plan as of September 30, 2024, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.3 years.

The weighted average grant-date fair value of stock options was $0.31 per share during the nine months ended September 30, 2023.

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

Stock-based compensation expense related to share-settled restricted stock units is based on the fair value of the Company’s common stock on the date of grant for restricted stock units under the 2023 Plan. For restricted stock units under the 2018 Plan, the stock-based compensation expense is based on the fair value of the Company’s common stock on the date of the Business Combination’s consummation. The Company recognizes stock-based compensation expense associated with such share-settled restricted stock unit awards on a graded basis over the awards’ service-based vesting tranches. Share-settled restricted stock unit awards granted up to September 30, 2024 vest in equal annual installments over a three-year period or for non-employee directors, fully vest by a certain date (unless accelerated in connection with a change in control event under specified conditions as set forth in the applicable restricted stock unit agreement or otherwise in accordance with provisions of the award’s governing plan or applicable agreement).

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In February 2023, the Company accelerated the vesting of 66,666 restricted stock units held by its former Chief Financial Officer governed by the 2018 Plan to dates earlier than the original vest dates. As the modification only resulted in the acceleration of service-based vesting and did not involve any other changes, there was no incremental fair value to recognize as additional compensation expense as of the modification date and accordingly no incremental compensation expense required to be recognized.

The following table presents a summary of the activity of the service-based restricted stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2023	1,554,347	$10.36	$20,735
Granted	871,002	9.19
Vested	(987,504)	9.67	9,243
Forfeited	(140,130)	10.66
Unvested as of September 30, 2024	1,297,715	$10.07	$15,910

The Company had approximately $7.2 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan and 2018 Plan that are settleable in shares of common stock of the Company as of September 30, 2024, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.2 years. The Company had no restricted stock unit activity during the nine months ended September 30, 2023.

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

The following table presents a summary of the activity of the deferred stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Vested and outstanding as of December 31, 2023	91,804	$9.73	$1,225
Redeemed	(17,850)	9.78	224
Vested and outstanding as of September 30, 2024	73,954	$9.72	$907

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

There was no remaining unrecognized compensation expense related to deferred stock units as of September 30, 2024. The Company had no deferred stock unit activity during the nine months ended September 30, 2023.

Performance stock units

Performance stock units granted under the 2023 Plan entitle recipients to receive a number of shares of the Company’s common stock based on market and service conditions as per each respective performance stock unit agreement. At the Company’s discretion, performance stock units may be settled in shares of common stock or cash in lieu of settling in shares or a combination of shares of common stock and cash. The Company currently does not intend to settle any performance stock units in cash or in a combination of shares of common stock and cash. During the nine months ended September 30, 2024, the Company awarded 1,589,497 market-based performance stock units to certain employees, including to its Chief Executive Officer, Chief Strategy Officer, Chief Legal Officer, and Chief Financial Officer.

The performance stock units granted as of September 30, 2024 have market-based and service-based vest conditions. These performance stock units vest approximately three years from grant date and, as set forth in each applicable performance stock unit grant agreement, if the Company’s stock price, on a basis of the highest volume-weighted average stock price of the Company over a 20 consecutive trading day period during a certain measurement period within the vest period, exceeds the Company’s 20 consecutive trading day volume-weighted average stock price as of a certain date by at least 50% or at least 100% (“VWAP Goal”), then the percentage of performance stock units eligible to vest is 100% or 200% of the number of performance stock units granted, respectively. Any performance stock units that become eligible to vest as per their respective agreements will vest as of the end of the measurement period. These performance stock units do not have interpolation conditions on the percentage of units that are eligible to vest.

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

Nine Months Ended
September 30,
2024
Dividend yield	—%
Expected price volatility	113.8% – 115%
Risk-free interest rate	3.74% – 4.84%
Expected term (in years)	2.9 – 3.0

The Company recognizes stock-based compensation expense associated with performance stock unit awards on a graded basis over the awards’ derived service period. Stock-based compensation expense associated with performance stock units is not adjusted in future periods for the success or failure to achieve the specified market conditions. The weighted-average derived service period of performance stock units granted during the nine months ended September 30, 2024 was 3.0 years.

The following table presents a summary of the activity of the performance stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2023	—	$—	$—
Granted	1,589,497	17.32
Unvested as of September 30, 2024	1,589,497	$17.32	$38,974

As of September 30, 2024, unrecognized stock-based compensation expense related to the Company’s performance stock units was $23.0 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.5 years.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Subsequent awards

In November 2024, the Company awarded 61,498 service-based restricted stock units under its 2023 Plan to certain employees and a consultant with a grant-date fair value of $24.59 per unit. These restricted stock units generally vest in equal annual installments over a three-year period. In November 2024, the Company awarded 13,112 performance stock units under its 2023 Plan to a certain employee with market-based and service-based vest conditions consistent with the performance stock units disclosed in this note.

Note 15. Net income (loss) per share of common stock

Basic and diluted net income (loss) per share attributable to common stockholders is computed in accordance to Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Net income (loss) per share of common stock. In addition, as mentioned in Note 13. Stockholders’ equity, a recapitalization of equity structure occurred in a historical period and these unaudited condensed consolidated financial statements contain recast stockholders’ equity balances resulting from the retroactive application of recapitalization accounting in accordance with GAAP. As such, the net income (loss) per share of common stock computations below for the historical periods reflects the retroactive application of recapitalization.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share of common stock as their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Unvested restricted stock awards (1)	—	—	—	239,195
Stock options	23,000	4,529,889	23,000	11,333
Restricted stock units	—	—	—	—
Deferred stock units	—	—	—	—
Performance stock units	—	—	—	—
Warrants	1,895	—	1,895	—
Convertible note and separated embedded derivative from convertible note	9,338,213	—	—	—
Total	9,363,108	4,529,889	24,895	250,528

(1) Total common stock outstanding is inclusive of unvested restricted stock awards. The computation of basic net income (loss) per share excludes unvested restricted stock awards.

In accordance with FASB ASC Topic 260, Earnings Per Share (“ASC 260”), for potentially dilutive securities whose issuance is contingent upon the satisfaction of certain conditions that are not satisfied by the end of the reporting period, the number of potentially dilutive securities included in the computation of diluted net income (loss) per share of common stock is based on the number of shares issuable if the end of the reporting period were the end of the contingency period. As such, 37,065 market-based performance stock units that were outstanding during the three and nine months ended September 30, 2024 were not included in the computation of diluted net income (loss) per share of common stock given their market-based performance conditions were not met if the reporting period end was deemed the end of the award’s performance measurement period for ASC 260 purposes.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share of common stock computations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in USD thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Hut 8 Corp.	$647	$(4,374)	$179,657	$11,268
Less: loss from discontinued operations (net of income taxes of $nil, $nil, $nil, $nil, respectively)	—	—	9,364	—
Net income (loss) from continuing operations attributable to Hut 8 Corp. – basic	$647	$(4,374)	$189,021	$11,268
Effect of dilutive shares on net income (loss):
Effect of convertible note and separated embedded derivative from convertible note, net of tax	—	—	2,336	—
Net income (loss) from continuing operations attributable to Hut 8 Corp. – diluted	$647	$(4,374)	$191,357	$11,268
Loss from discontinued operations (net of income taxes of $nil, $nil, $nil, $nil, respectively) attributable to Hut 8 Corp.	$—	$—	$(9,364)	$—

Denominator:
Weighted average shares of common stock outstanding – basic	91,182,107	43,197,355	90,178,607	42,954,301
Dilutive impact of outstanding equity awards	5,225,271	—	4,630,570	1,248,914
Dilutive impact of convertible note	—	—	3,174,882	—
Weighted average shares of common stock outstanding – diluted	96,407,378	43,197,355	97,984,059	44,203,215
Net income (loss) per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp. (1)	$0.01	$(0.10)	$2.10	$0.26
Basic from discontinued operations attributable to Hut 8 Corp. (2)	$—	$—	$(0.10)	$—
Diluted from continuing operations attributable to Hut 8 Corp. (3)	$0.01	$(0.10)	$1.95	$0.25
Diluted from discontinued operations attributable to Hut 8 Corp. (4)	$—	$—	$(0.10)	$—

(1) Calculated as net income from continuing operations attributable to Hut 8 Corp. – basic, divided by weighted average shares of common stock outstanding – basic

(2) Calculated as loss from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – basic

(3) Calculated as net income from continuing operations attributable to Hut 8 Corp. – diluted, divided by weighted average shares of common stock outstanding – diluted

(4) Calculated as loss from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – diluted

Note 16. Concentrations

The Company has only mined Bitcoin as of September 30, 2024 and December 31, 2023. Therefore, 100% of the Company’s mining revenue is related to one digital asset. The Company had two mining pool operators as of September 30, 2024 and December 31, 2023.

Note 17. Related party transactions

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

Note 18. Commitments and Contingencies

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

Securities Litigation

In February and March 2024, two purported securities class actions were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers. The two class actions were consolidated into In re Hut 8 Corp. Securities Litigation, case number 24-cv-00904 (VM), and lead plaintiff was appointed on April 19, 2024. The lead plaintiff filed a consolidated amended complaint on June 14, 2024. The consolidated amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The parties exchanged and filed letters regarding the consolidated amended complaint, and on October 17, 2024, the Court directed the parties to submit full briefing on a motion to dismiss, with briefing scheduled to conclude on February 18, 2025.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Since the filing of the securities class actions, shareholder derivative suits were filed against the Company, its directors and certain of its current and former officers in the U.S. District Courts for the Southern District of New York, the District of Delaware, and the Southern District of Florida alleging derivative claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the Exchange Act, including Section 10(b). All derivative actions filed in the Southern District of New York have been transferred to the District of Delaware. The parties to Thompson v. Leverton, et. al., and Torres v. Tai, et. al., currently pending in the District of Delaware, have filed a stipulation staying those proceedings pending the outcome of the motion to dismiss in the consolidated securities class action in the Southern District of New York. The plaintiffs in Thompson v. Leverton, et al., Torres v. Tai, et al., and Wang v. Flinn, et al. have requested that the Court stay entry of the stipulation pending an agreement by plaintiffs’ counsel on the appropriate leadership structure for the derivative actions. Plaintiffs in Delaware proceedings, Joseph v. Leverton, et. al., and Ubhi v. Leverton, et. al., failed to respond to an order to show cause as to why their case should not be dismissed for failure to state a claim.  Their cases were dismissed. On November 4, 2024, Plaintiffs in Delaware proceedings Wang v. Flinn, et al. and Thompson v. Leverton, et al. were also ordered to show cause by December 2, 2024 as to why their case should not be dismissed for failure to state a claim.

The parties have also filed a stipulation consolidating and staying the derivative proceedings in the Southern District of Florida pending the outcome of the motion to dismiss in the securities class action in the Southern District of New York. The stipulation was entered by the Southern District of Florida, and the Court also administratively closed the consolidated proceeding pending the outcome of the securities class action in the Southern District of New York.

The Company disputes the claims in these cases and intends to vigorously defend against them.

Based on the preliminary nature of these proceedings, the outcome of these matters remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

Note 19. Subsequent events

The Company has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Unaudited Condensed Consolidated Financial Statements were available to be issued. Except as described above and below, the Company has concluded no other subsequent events have occurred that requires disclosure.

Miner Fleet Upgrade

On November 6, 2024, the Company entered into an agreement to purchase 31,145 BITMAIN Antminer S21+ ASIC miners at $15.00 per terahash with initial deliveries expected in Q1 2025.

Call Option Trade

During October 2024, the Company sold covered call options on Bitcoin for proceeds of $2.9 million to generate cash flow on a portion of its digital assets. The Company has pledged Bitcoin as collateral with one of its digital asset custodians in a quantity equal to the notional amount for the covered call options sold. The covered call options are only exercisable upon the date of expiry, are automatically exercised if the underlying reference price is greater than the strike price of the call option, and are settled with delivery of the underlying Bitcoin. The reference price is the BRR at 4:00pm London time for a given date.

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

As of September 30, 2024, our total energy capacity under management was 1,322 MW across twenty sites: 967 MW across ten Bitcoin mining sites in North America, 310 MW across four natural gas power generation facilities in Canada, 3 MW across five cloud and colocation data centers in Canada, and 42 MW at a non-operational site in Canada. During the quarter ended September 30, 2024, we also brought online 1,000 NVIDIA H100 GPUs for our GPU-as-a-Service business.

Merger of USBTC and Hut 8

On February 6, 2023, USBTC, Legacy Hut, and Hut 8 entered into a business combination agreement pursuant to which, among other things, Legacy Hut and its direct wholly-owned subsidiary amalgamated to continue as Hut Amalco and both Hut Amalco and USBTC became wholly-owned subsidiaries of Hut 8 Corp.

On November 30, 2023, the Business Combination was completed, and Hut 8 Corp. began trading on the Nasdaq on December 4, 2023.

Given that the Business Combination closed after the end of the quarterly period ended September 30, 2023, the information included in this Quarterly Report principally describes Hut 8’s business and operations following the closing of the Business Combination, but includes the historical financial statements of USBTC, the accounting acquirer, and related management’s discussion and analysis, which describes the business, financial condition, results of operations, liquidity and capital resources of USBTC prior to the Business Combination.

Business Segments

We have four reportable business segments: Digital Asset Mining, Managed Services, High Performance Computing – Colocation and Cloud, and Other.

Digital Asset Mining

Currently, one of our largest revenue streams is derived from Digital Asset Mining (also referred to as self-mining), which consists entirely of mining Bitcoin (43% of total revenue for the nine months ended September 30, 2024 and 26% of total revenue for the three months ended September 30, 2024).

Our self-mining business spanned four sites during the three months ended September 30, 2024:

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

As of September 30, 2024, including our net share of the King Mountain JV, we owned approximately 49,400 miners totaling approximately 4.7 EH/s with an average fleet efficiency of 32.0 J/TH. In addition to miners, this business segment also includes the mining infrastructure related to our owned and leased sites used for self-mining.

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

As of September 30, 2024, we managed 582 MW of energy capacity under this program across six sites in the United States, which included 280 MW owned by the King Mountain JV and 302 MW owned by Ionic.

High Performance Computing – Colocation and Cloud

Our HPC business spans five locations in Canada (Mississauga, Ontario; Vaughan, Ontario; Kelowna, British Columbia; and two locations in Vancouver, British Columbia) with a total energy capacity of 3 MW and more than 36,000 square feet of geo-diverse data center space powered by predominantly emission-free energy sources. Our infrastructure is designed to support a variety of compute, storage, and network workloads across traditional enterprise, B2B, machine learning, visual effects, and AI. This segment serves computing needs unrelated to Digital Asset Mining. The data centers are geo-diverse and carrier neutral with network diversity and redundancy from multiple telecommunications providers.

The fee structure for our HPC business is based on two models:

●	Allocation: Under the allocation model, customers pay a fixed recurring monthly fee based on a set amount of resources assigned.
●	Consumption: The consumption model for both the colocation and cloud businesses is generally a function of additional consumption of compute, storage, network, or power usage above and beyond the contractual commitment.

We believe high-density colocation services available in some of our locations position us well to support the increasing demand for power densities driven by AI and graphics processing unit (“GPU”) requirements, along with traditional central processing unit (“CPU”) performance increases. In addition to colocation services, our cloud services are a core product offering: we support public and private cloud, managed backup, business continuity and disaster as a recovery service, and high performance high-capacity storage solutions.

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

As of September 30, 2024, we hosted approximately 8,500 miners (about 0.8 EH/s) at our wholly owned Alpha site, which has a total capacity of 50 MW.

Equipment sales and repairs

We may enter into equipment sale contracts when we believe there is an opportunity to generate profit from selling machines and other mining equipment. For example, as market prices of miners fluctuate, there may be opportunities where we believe the market value of miners exceeds the prices that we can procure them for. We may also repair miners for third parties in exchange for a fee, as we have a fully equipped, MicroBT-certified repair center space at our Medicine Hat site.

Power

We provide capacity and energy to the grid through the natural gas power plants in Ontario, Canada through the majority-owned Far North entities. The power generation facilities that are connected to the IESO, which operates Ontario’s power grid, primarily generate revenue from capacity sales. Revenue generated from electricity sales is variable and depends on several factors including but not limited to the supply and demand for electricity, generation capacity in the market, and the prevailing price of natural gas. Power revenue is strictly derived from the 80% interest we have in the Far North JV.

GPU-as-a-Service

On September 26, 2024, we launched our GPU-as-a-Service offering as our inaugural GPU cluster came fully online. The cluster, hosted at a tier-three data center in Chicago, Illinois, comprises multiple HPE Cray supercomputers powered by 1,000 NVIDIA H100 GPUs. We have entered into a contract with an AI cloud services provider pursuant to which the provider pays us a fixed infrastructure fee and a share of its revenues from the sale of its services at the cluster.

Joint Ventures

King Mountain JV

The King Mountain JV is a 50/50 joint venture with one of the world’s largest renewable energy producers. The King Mountain JV has 280 MW of self-mining and hosting operations colocated behind-the-meter at a wind farm in McCamey, Texas.

As of September 30, 2024, the King Mountain JV owned approximately 18,000 miners for self-mining (about 1.8 EH/s) and hosted approximately 68,200 miners (about 7.7 EH/s) for MARA Holdings at its wholly owned King Mountain site, which has a total capacity of 280 MW.

We account for the King Mountain JV using the equity method of accounting, resulting in reporting the King Mountain JV as an unconsolidated joint venture. As part of the acquisition of our 50% interest in the King Mountain JV, we also assumed the TZRC Secured Promissory Note. Our 50% portion of any distributions made from the King Mountain JV are swept to pay down the TZRC Secured Promissory Note. See Note 9. Investments in unconsolidated joint venture and Note 10. Loans and notes payable to the Unaudited Condensed Consolidated Statements found elsewhere in this Quarterly Report for additional information on the King Mountain JV and TZRC Secured Promissory Note.

Below is the condensed consolidated income statement for the King Mountain JV for the three and nine month periods ended September 30, 2024 and 2023.

Condensed Consolidated Income Statement

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in USD thousands)	2024	2023	2024	2023
Revenue - Digital Asset Mining	$5,345	$6,684	$27,604	$25,184
Revenue - Hosting	26,154	25,596	78,134	72,563
Total revenue, net	31,499	32,280	105,738	97,747
Gross profit	14,784	17,301	54,105	54,080
Net (loss) income	(496)	663	6,456	5,817
Net (loss) income attributable to investee	(248)	332	3,228	2,910

Our board of directors and management team also evaluate Adjusted EBITDA for the King Mountain JV, which is a non-GAAP financial measure. We define Adjusted EBITDA as net (loss) income before depreciation and amortization and interest income. We use Adjusted EBITDA to assess the King Mountain JV’s financial performance because it allows us to compare the operating performance on a consistent basis across periods by removing the effects of the King Mountain JV’s capital structure.

Net (loss) income is the GAAP measure most directly comparable to Adjusted EBITDA. This non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in USD thousands)	2024	2023	2024	2023
Net (loss) income	$(496)	$663	$6,456	$5,817
Depreciation and amortization	15,706	15,236	46,813	45,725
Interest income	(1,496)	—	(2,411)	—
Adjusted EBITDA	$13,714	$15,899	$50,858	$51,542

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

We account for the Far North JV using the acquisition method of accounting, resulting in consolidation of the Far North entities with a non-controlling interest. As of September 30, 2024, the consolidated balance sheet included the following balances from Far North:

September 30,
(in USD thousands)	2024
Assets:
Cash and cash equivalents	$2,507
Accounts receivable, net	2,631
Deposits and prepaid expenses	1,702
Property and equipment, net	37,398
Total assets	$44,238

Liabilities:
Accounts payable and accrued expenses	6,312
Finance lease liability	24,660
Total liabilities	$30,972

Non-controlling interests	$8,581

Recent Developments

Miner Fleet Upgrade

On November 6, 2024, we entered into an agreement to purchase 31,145 BITMAIN Antminer S21+ ASIC miners at $15.00 per terahash with initial deliveries expected in Q1 2025.

Call Option Trade

During October 2024, we sold covered call options on Bitcoin for proceeds of $2.9 million to generate cash flow on a portion of our digital assets. We have pledged Bitcoin as collateral with one of our digital asset custodians in a quantity equal to the notional amount for the covered call options sold. The covered call options are only exercisable upon the date of expiry, are automatically exercised if the underlying reference price is greater than the strike price of the call option, and are settled with delivery of the underlying Bitcoin. The reference price is the BRR at 4:00pm London time for a given date.

Anchorage Loan Conversion

On September 27, 2024, we entered into a Debt Repayment Agreement with Anchorage to exchange the $37.9 million outstanding balance of the Anchorage Loan (exclusive of $1.5 million of deferred financing costs) as of the agreement date for 2,313,435 shares of our common stock (the “Conversion”). Upon completion of the Conversion, the outstanding loan and all of our other related obligations, including those of our subsidiaries, under the Anchorage Loan were satisfied, and we recorded a gain on debt extinguishment of $6.0 million. See Note 10. Loans and notes payable in our Unaudited Condensed Consolidated Statements included elsewhere in this Quarterly Report for additional information.

Launch of GPU-as-a-Service Business

On September 26, 2024, we launched our GPU-as-a-Service offering as our inaugural GPU cluster came fully online under our wholly owned subsidiary Highrise AI, Inc., which has its own management team. The cluster, hosted at a tier-three data center in Chicago, Illinois, comprises multiple HPE Cray supercomputers powered by 1,000 NVIDIA H100 GPUs. We have entered into a contract with an AI cloud services provider pursuant to which the provider pays us a fixed infrastructure fee and a share of its revenues from the sale of its services at the cluster.

Bitmain Partnership and Hosting Services Agreement

On September 19, 2024, we expanded our partnership with Bitmain by launching a next-generation ASIC miner. These miners will be hosted at the 205 MW Texas Panhandle site (“Vega”) through a hosting agreement with Bitmain that includes a capacity of approximately 15 EH/s. Deployment of these miners is planned for the second quarter of 2025.

The agreement includes a fixed hosting fee and provides us with an option to purchase all or a portion of the hosted machines at a set price within six months of their energization. As of the three months ended September 30, 2024, we made a $32.0 million deposit toward this purchase option.

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

During the three months ended September 30, 2024 and 2023, the price of Bitcoin ranged from approximately $49,100 to $70,000 and $24,900 to $31,900, respectively. During the nine months ended September 30, 2024 and 2023, the price of Bitcoin ranged from approximately $38,500 to $73,800 and $16,500 to $31,900, respectively.

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

Average network difficulty and average network hash rate were 87.0T and 622.6 EH/s, respectively, for the three months ended September 30, 2024, compared to 53.3T and 381.3 EH/s, respectively, for the three months ended September 30, 2023. Average network difficulty and average network hashrate were 83.1T and 594.6 EH/s, respectively, for the nine months ended September 30, 2024, compared to 47.7T and 341.2 EH/s, respectively, for the nine months ended September 30, 2023.

Block reward and halving

During the three and nine months ended September 30, 2023, the Bitcoin reward for solving a block was 6.25 Bitcoin. Since April 19, 2024, the Bitcoin reward for solving a block has decreased to 3.125 Bitcoin. The Bitcoin network is programmed such that the Bitcoin block reward is halved every 210,000 blocks mined, or approximately every four years (the “Halving”). This reduction in reward spreads out the release of Bitcoin over a long period of time as an ever smaller number of coins are mined with each Halving. The maximum supply of Bitcoin is 21,000,000 Bitcoin, which is projected to be fully mined around the year 2140.

Bitcoin Halving events impact the amount of Bitcoin we mine which, in turn, may have a potential impact on our results of operations. The next Halving is expected to occur in March 2028.

Cost of electricity

Electricity prices are a significant factor affecting our results of operations. We manage our cost of electricity through participation in various demand response programs, power purchase agreements, and curtailment of miners when electricity prices make it unprofitable to mine Bitcoin.

Key Performance Indicators

In addition to our financial results and non-GAAP financial measures, we use certain key performance indicators to evaluate our business, identify trends, and make strategic decisions.

The following table presents our key performance indicators for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Cost to mine a Bitcoin (excluding hosted facilities)(1)	$31,482	$15,020	$25,249	$11,367
Cost to mine a Bitcoin(2)	$31,482	$17,274	$26,277	$15,039
Weighted average revenue per Bitcoin mined(3)	$61,025	$28,033	$56,686	$26,661
Bitcoin mined(4)	234	675	1,229	1,938
Energy cost per MWh	$28.83	$42.73	$32.89	$38.08
Hosting cost per MWh	$—	$60.33	$68.72	$60.91
Energy capacity under management (mining)(5)	967 MW	730 MW	967 MW	730 MW
Total energy capacity under management(6)	1,322 MW	730 MW	1,322 MW	730 MW
(1)	Cost to mine a Bitcoin (excluding hosted facilities) is equivalent to the all-in electricity cost, net of credits from participation in ancillary demand response programs, to mine a Bitcoin at owned or leased sites and includes our net share of the King Mountain JV.
(2)	Cost to mine a Bitcoin is calculated as the sum of total all-in electricity expense, net of credits from participation in ancillary demand response programs, and hosting expense divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV.
(3)	Weighted average revenue per Bitcoin mined is calculated as the sum of total self-mining revenue divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV; it excludes our discontinued operations at Drumheller, Alberta.
(4)	Bitcoin mined includes our net share of the King Mountain JV and excludes our discontinued operations at Drumheller, Alberta. Bitcoin mined excluding our net share of the King Mountain JV was 190 and 553 for the three months ended September 30, 2024 and 2023, respectively, and 993 and 1,447 for the nine months ended September 30, 2024 and 2023, respectively.
(5)	Energy capacity under management (mining) includes 180 MW of self-mining sites comprised of Alpha, Medicine Hat, and Salt Creek, 205 MW of hosting capacity at Vega, and 280 MW of capacity under management at our King Mountain JV. The remaining 302 MW is from our Managed Services agreement with Ionic.
(6)	Total energy capacity under management includes the 967 MW of energy capacity under management (mining) above, 310 MW of capacity from our four natural gas power generation facilities, 3 MW of capacity from our five cloud and colocation data centers, and 42 MW of capacity at a non-operational site in Canada.

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

Our cost to mine a Bitcoin (excluding hosted facilities) for the three months ended September 30, 2024 was $31,482 compared to $15,020 for the three months ended September 30, 2023. The increase was primarily due to the Halving event in April 2024 which decreased the Bitcoin reward from 6.25 Bitcoin per block to 3.125 Bitcoin per block, in addition to an increase in average network difficulty during the period (87.0T for the three months ended September 30, 2024 compared to 53.3T for the three months ended September 30, 2023). This was partially offset by a decrease in our energy cost per MWh (see below for further discussion on energy cost per MWh).

Our cost to mine a Bitcoin (excluding hosted facilities) for the nine months ended September 30, 2024 was $25,249 compared to $11,367 for the nine months ended September 30, 2023. The increase was also primarily due to the Halving event in April 2024 and an increase in average network difficulty during the period (83.1T for the nine months ended September 30, 2024 compared to 47.7T for the nine months ended September 30, 2023), partially offset by a decrease in our energy cost per MWh (see below for further discussion on energy cost per MWh).

Inclusive of hosted facilities, our cost to mine a Bitcoin for the three months ended September 30, 2024 was $31,482 compared to $17,274 for the three months ended September 30, 2023. As of April 30, 2024, we were no longer self-mining at hosted facilities, and we did not incur hosting costs during the three months ended September 30, 2024, so our cost to mine a Bitcoin for the three months ended September 30, 2024 consisted solely of energy costs.

Inclusive of hosted facilities, our cost to mine a Bitcoin for the nine months ended September 30, 2024 was $26,277 compared to $15,039 for the nine months ended September 30, 2023. The increase was driven by the Halving event in April 2024, an increase in average network difficulty during the period (83.1T for the nine months ended September 30, 2024 compared to 47.7T for the nine months ended September 30, 2023) and an increase in our hosting cost per MWh due to a higher variable hosting rate that is tied to hashprice. This was partially offset by a decrease in our energy cost per MWh (see below for further discussion on energy cost per MWh) and a decrease in energy consumption at hosted facilities after exiting the Kearney and Granbury sites.

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

Energy cost per MWh for the three months ended September 30, 2024 was $28.83 compared to $42.73 for the three months ended September 30, 2023. The decrease was primarily driven by lower energy costs at our newly built Salt Creek site in addition to credits received for participating in ancillary demand response programs and efficient economic curtailment of miners using our proprietary software. The current quarter reflects three months of combined company self-mining activity at our Alpha, Medicine Hat, Salt Creek, and King Mountain sites while the prior quarter reflects three months of USBTC’s self-mining activity at our Alpha and King Mountain sites.

Energy cost per MWh for the nine months ended September 30, 2024 was $32.89 compared to $38.08 for the nine months ended September 30, 2023, and the decrease was also primarily driven by lower energy costs at our newly built Salt Creek site in addition to credits received for participating in ancillary demand response programs. The current period reflects nine months of combined company self-mining activity at our Alpha, Medicine Hat, Salt Creek, and King Mountain sites while the prior period reflects nine months of USBTC’s self-mining activity at our Alpha and King Mountain sites.

Hosting cost per MWh for the three months ended September 30, 2024 was nil compared to $60.33 for the three months ended September 30, 2023. The decrease was due to us no longer self-mining at the Kearney and Granbury sites as of April 30, 2024, and we did not incur any hosting costs during the current quarter.

Hosting cost per MWh for the nine months ended September 30, 2024 was $68.72 compared to $60.91 for the nine months ended September 30, 2023. The increase was due to a higher variable hosting rate (tied to hashprice) at the Kearney and Granbury sites during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Bitcoin mined

Bitcoin mined represents the number of Bitcoin we mined during the respective periods and includes our net share of the King Mountain JV. Our management looks at this metric as it directly impacts our Digital Asset Mining segment and King Mountain JV for the respective periods.

Bitcoin mined for the three months ended September 30, 2024 and 2023 was 234 and 675, respectively. The decrease in Bitcoin mined was primarily due to the Halving and an increase in network difficulty (87.0T for the three months ended September 30, 2024 compared to 53.3T for the three months ended September 30, 2023).

Bitcoin mined for the nine months ended September 30, 2024 and 2023 was 1,229 and 1,938, respectively. The decrease in Bitcoin mined was primarily due to the Halving and, an increase in network difficulty (83.1T for the nine months ended September 30, 2024 compared to 47.7T for the nine months ended September 30, 2023).

Energy capacity under management

Energy capacity under management (mining) includes the energy capacity of our self-mining and hosting infrastructure, as well as the energy capacity of the sites that we manage for our clients under the Managed Services line of business. Total energy capacity under management includes energy capacity under management (mining) plus energy capacity from our natural gas power generation facilities, traditional data centers, and our non-operational site in Canada.

Energy capacity under management (mining) as of September 30, 2024 was 967 MW compared to 730 MW as of September 30, 2023. The increase was due to: (i) the addition of Medicine Hat, a 67 MW self-mining facility that we own as a result of the Business Combination, (ii) the addition of five digital asset mining facilities owned by Ionic, totaling 302 MW, through a Management Services Agreement with Ionic, (iii) the addition of Salt Creek, a 63 MW facility that we own, and (iv) the addition of Vega, a 205 MW facility that we own. These increases were partially offset by the transition of our previously managed Kearney and Granbury sites totaling 400 MW.

Total energy capacity under management increased to 1,322 MW as of September 30, 2024 from 730 MW as of September 30, 2023. The increase was due to: (i) the addition of 310 MW of natural gas power generation facilities as a result of the Far North transaction, (ii) 3 MW of traditional data centers as a result of the Business Combination, and (iii) the addition of Drumheller, a 42 MW self-mining facility that we own as a result of the Business Combination. These increases were partially offset by the transition of our previously managed Kearney and Granbury sites totaling 400 MW.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA to evaluate our business, measure our performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest expense, income tax provision, depreciation and amortization, further adjusted by the removal of gains on the extinguishment of debt (if applicable), gain (loss) on derivatives, depreciation and amortization embedded in the equity in earnings (losses) from an unconsolidated joint venture, foreign exchange gain, gain on the sale of property and equipment (if applicable), non-recurring transactions, net income attributable to noncontrolling interest, and stock-based compensation expense in the period presented. You are encouraged to evaluate each of these adjustments and the reasons our Board and management team consider them appropriate for supplemental analysis.

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

Results of Operations

Three Months Ended September 30, 2024 and 2023

	Three Months Ended
	September 30,	September 30,	Increase
(in USD thousands)	2024	2023	(Decrease)
Revenue:
Digital Asset Mining	$11,611	$15,565	$(3,954)
Managed Services	20,820	4,777	16,043
High Performance Computing – Colocation and Cloud	3,421	—	3,421
Other	7,883	1,361	6,522
Total revenue	43,735	21,703	22,032

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue - Digital Asset Mining	7,257	10,875	(3,618)
Cost of revenue - Managed Services	2,812	1,422	1,390
Cost of revenue - High Performance Computing – Colocation and Cloud	2,610	—	2,610
Cost of revenue - Other	4,880	1,229	3,651
Total cost of revenue	17,559	13,526	4,033

Operating expenses:
Depreciation and amortization	10,462	4,486	5,976
General and administrative expenses	16,175	4,171	12,004
Losses on digital assets	1,552	185	1,367
Gain on sale of property and equipment	(444)	—	(444)
Total operating expenses	27,745	8,842	18,903
Operating loss	(1,569)	(665)	(904)

Other income (expense):
Foreign exchange gain	703	—	703
Interest expense	(7,938)	(5,723)	(2,215)
Gain on debt extinguishment	5,966	—	5,966
Gain on derivatives	2,704	—	2,704
Equity in earnings of unconsolidated joint venture	1,495	2,075	(580)
Total other income (expense)	2,930	(3,648)	6,578

Income (loss) from continuing operations before taxes	1,361	(4,313)	5,674

Income tax provision	(453)	(61)	(392)

Net income (loss) from continuing operations	$908	$(4,374)	$5,282

Net income (loss)	908	(4,374)	5,282
Less: Net income attributable to non-controlling interests	(261)	—	(261)
Net income (loss) attributable to Hut 8 Corp.	$647	$(4,374)	$5,021

Net income (loss)	$908	$(4,374)	$5,282
Other comprehensive loss:
Foreign currency translation adjustments	8,057	—	8,057
Total comprehensive income (loss)	8,965	(4,374)	13,339
Less: Comprehensive income attributable to non-controlling interest	(395)	—	(395)
Comprehensive income (loss) attributable to Hut 8 Corp.	$8,570	$(4,374)	$12,944

Adjusted EBITDA reconciliation:

	Three Months Ended
	September 30,	September 30,	Increase
(in USD thousands)	2024	2023	(Decrease)
Net Income (loss)	$908	$(4,374)	$5,282
Interest expense	7,938	5,723	2,215
Income tax provision	453	61	392
Depreciation and amortization	10,462	4,486	5,976
Gain on debt extinguishment	(5,966)	—	(5,966)
Gain on derivatives	(2,704)	—	(2,704)
Share of unconsolidated joint venture depreciation and amortization (1)	5,486	5,250	236
Foreign exchange gain	(703)	—	(703)
Gain on sale of property and equipment	(444)	—	(444)
Non-recurring transactions (2)	(14,530)	—	(14,530)
Net income attributable to non-controlling interests	(261)	—	(261)
Stock-based compensation expense	4,957	303	4,654
Adjusted EBITDA	$5,596	$11,449	$(5,853)

(1) Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 323. See Note 9. Investments in unconsolidated joint venture of our Unaudited Condensed Consolidated Financial Statements for further detail.

(2) Non-recurring transactions for the three months ended September 30, 2024 primarily represent a $13.5 million contract termination fee received from MARA Holdings and a release of relocation fees that were over-accrued in the prior period. Non-recurring transactions for the three months ended September 30, 2023 were nil.

Revenue

Total revenue for the three months ended September 30, 2024 and 2023 was $43.7 million and $21.7 million, respectively, and consisted of Digital Asset Mining, Managed Services, HPC, and Other.

Digital Asset Mining

Digital Asset Mining revenue was $11.6 million and $15.6 million for the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by a decrease in Bitcoin mined due to: (i) the Halving, and (ii) an increase in network difficulty. Bitcoin mined (excluding our net share of the King Mountain JV) for the three months ended September 30, 2024 and 2023 was 190 and 553, respectively. This was partially offset by an increase in average revenue per Bitcoin mined (excluding our net share of the King Mountain JV), which was about $61,100 for the three months ended September 30, 2024 compared to about $28,100 for the three months ended September 30, 2023.

Managed Services

Managed Services revenue was $20.8 million for the three months ended September 30, 2024, consisting of $4.1 million in management fees, $1.9 million in cost reimbursements, $1.3 million in the form of customer equity, and $13.5 million in termination fees. Managed Services revenue was $4.8 million for the three months ended September 30, 2023, consisting of $3.4 million in management fees and $1.4 million in cost reimbursements. The increase was primarily driven by management fees related to the Ionic Management Services Agreement signed at the end of January 2024, and the $13.5 million termination fee received from MARA Holdings related to the termination of the PMAs for the Kearney and Granbury sites that occurred on April 30, 2024.

High Performance Computing – Colocation and Cloud

HPC revenue was $3.4 million and nil for the three months ended September 30, 2024 and 2023, respectively. The revenue for the three months ended September 30, 2024 represents three months of combined company activity in connection with the Business Combination and consists of recurring revenue from small and medium enterprises predominantly domiciled in Canada.

Other

Other revenue was $7.9 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively. Other revenue for the three months ended September 30, 2024 consisted of $1.8 million in hosting cost reimbursements, $0.6 million in hosting services revenue, $5.4 million in power revenues from our natural gas power plants that were acquired as part of the Far North JV, and $0.1 million in equipment repair revenue.

Cost of revenue

Digital Asset Mining

Cost of revenue for Digital Asset Mining for the three months ended September 30, 2024 and 2023 was $7.3 million and $10.9 million, respectively. This decrease was driven by a decrease in costs after completing the relocation of our fleet from hosted to owned sites, including to our new site, Salt Creek, which has a favorable energy profile, the implementation of our proprietary curtailment system, resulting in more efficient management of our energy costs, and credits from participation in ancillary demand response programs. The three months ended September 30, 2024 includes three months of costs at the Medicine Hat site, which was acquired as a result of the Business Combination.

Managed Services

Cost of revenue for Managed Services for the three months ended September 30, 2024 and 2023 was $2.8 million and $1.4 million, respectively. The $1.4 million increase was primarily driven by a $0.8 million increase in reimbursable payroll costs and a $0.6 million increase in other reimbursable site operating costs driven by the addition of the five Ionic sites.

High Performance Computing – Colocation and Cloud

Cost of revenue for HPC for the three months ended September 30, 2024 and 2023 was $2.6 million and nil, respectively. The cost of revenue reflects three months of activity in connection with the newly acquired HPC business from the Business Combination.

Other

Cost of revenue for Other for the three months ended September 30, 2024 was $4.9 million and consisted primarily of $2.6 million in cost of hosting services revenue, which included $2.2 million in electricity costs, and $2.3 million in cost of power revenues from our natural gas power plants that were acquired as part of the Far North JV. Cost of revenue for Other for the three months ended September 30, 2023 was $1.2 million and consisted entirely in cost of hosting services revenue.

Depreciation and amortization

Depreciation and amortization expense was $10.5 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively. The increase was primarily driven by depreciation and amortization of property and equipment acquired through the Business Combination and Far North transaction.

General and administrative expenses

G&A expenses were $16.2 million and $4.2 million for the three months ended September 30, 2024 and 2023, respectively. The $12.0 million increase in G&A expenses was driven by: (i) a $4.7 million increase in stock-based compensation, (ii) a $4.6 million increase in salary and benefit costs due to added headcount as part of the Business Combination and to support our growth, (iii) a $0.7 million increase in insurance expenses, (iv) a $0.7 million increase in professional fees, (v) a $0.7 million increase in other G&A expenses, and (vi) a $0.6 million increase in sales tax expenses.

Losses on digital assets

Losses on digital assets were $1.6 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. The increase was primarily driven the impact of foreign currency translation adjustments, partially offset by the increase in the market value from the last reporting period to the current reporting period of our Bitcoin in accordance with ASU 2023-08, which requires us to recognize our digital assets at fair value with changes recognized in net income during the reporting period. The price of Bitcoin on June 30, 2024 was $62,668 compared to the price of Bitcoin on September 30, 2024 of $63,301. This increase in Bitcoin price was offset by the impact of foreign currency translation adjustments during the quarter, resulting in a loss of $1.6 million.

Other income (expense)

Other income (expense) totaled $2.9 million and ($3.6) million for the three months ended September 30, 2024 and 2023, respectively. The increase of $6.6 million was primarily due to a $6.0 million gain on debt extinguishment related to our Anchorage Loan, a $2.7 million gain on derivatives related to the covered call options, and a $0.7 million in foreign exchange gain. This was partially offset by a $0.6 million decrease in equity in earnings of unconsolidated joint venture and a $2.2 million increase in interest expense resulting from higher debt balances for the three months ended September 30, 2024 compared to September 30, 2023.

Income tax

Our income tax provision was $0.5 million for the three months ended September 30, 2024 compared to $0.1 million for the three months ended September 30, 2023. The increase in income tax provision was primarily due to lower taxable income for the three months ended September 30, 2024 compared to the prior year period.

Adjusted EBITDA

Adjusted EBITDA was $5.6 million and $11.5 million for the three months ended September 30, 2024, and 2023, respectively. This decline was primarily driven by a $8.5 million increase in general and administrative expenses (net of stock-based compensation expense and a release of over-accrued relocation fees), a $1.4 million increase in losses on digital assets, and a $0.6 million decrease in equity earnings from unconsolidated joint ventures. These impacts were partially offset by a $4.5 million increase in gross margin (excluding the one-time $13.5 million termination fee).

For a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Results of Operations—Adjusted EBITDA reconciliation” above.

Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended
	September 30,	September 30,	Increase
(in USD thousands)	2024	2023	(Decrease)
Revenue:
Digital Asset Mining	$55,880	$39,069	$16,811
Managed Services	39,072	14,976	24,096
High Performance Computing – Colocation and Cloud	10,112	—	10,112
Other	25,627	3,835	21,792
Total revenue	130,691	57,880	72,811

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue - Digital Asset Mining	31,346	27,427	3,919
Cost of revenue - Managed Services	8,693	5,319	3,374
Cost of revenue - High Performance Computing – Colocation and Cloud	7,699	—	7,699
Cost of revenue - Other	18,604	1,274	17,330
Total cost of revenue	66,342	34,020	32,322

Operating (income) expenses:
Depreciation and amortization	33,465	11,454	22,011
General and administrative expenses	54,073	15,757	38,316
(Gains) losses on digital assets	(201,180)	185	(201,365)
(Gain) loss on sale of property and equipment	(634)	445	(1,079)
Realized gain on sale of digital assets	—	(2,376)	2,376
Impairment of digital assets	—	1,431	(1,431)
Legal settlement	—	(1,531)	1,531
Total operating (income) expenses	(114,276)	25,365	(139,641)
Operating income (loss)	178,625	(1,505)	180,130

Other (expense) income:
Foreign exchange loss	(976)	—	(976)
Interest expense	(20,231)	(18,955)	(1,276)
Gain on debt extinguishment	5,966	23,683	(17,717)
Gain on derivatives	19,923	—	19,923
Equity in earnings of unconsolidated joint venture	8,457	8,717	(260)
Total other income	13,139	13,445	(306)

Income from continuing operations before taxes	191,764	11,940	179,824

Income tax provision	(2,975)	(672)	(2,303)

Net income from continuing operations	$188,789	$11,268	$177,521

Loss from discontinued operations	(9,364)	—	(9,364)

Net income	179,425	11,268	168,157
Less: Net loss attributable to non-controlling interests	232	—	232
Net income attributable to Hut 8 Corp.	$179,657	$11,268	$168,389

Net income	$179,425	$11,268	$168,157
Other comprehensive loss:
Foreign currency translation adjustments	(10,379)	—	(10,379)
Total comprehensive income	169,046	11,268	157,778
Less: Comprehensive loss attributable to non-controlling interest	162	—	162
Comprehensive income attributable to Hut 8 Corp.	$169,208	$11,268	$157,940

Adjusted EBITDA reconciliation:

	September 30,	September 30,	Increase
(in USD thousands)	2024	2023	(Decrease)
Net income	$179,425	$11,268	$168,157
Interest expense	20,231	18,955	1,276
Income tax provision	2,975	672	2,303
Depreciation and amortization	33,465	11,454	22,011
Gain on debt extinguishment	(5,966)	(23,683)	17,717
Gain on derivatives	(19,923)	—	(19,923)
Share of unconsolidated joint venture depreciation and amortization (1)	16,306	15,762	544
Foreign exchange loss	976	—	976
(Gain) loss on sale of property and equipment	(634)	445	(1,079)
Non-recurring transactions (2)	(10,194)	(1,531)	(8,663)
Loss from discontinued operations	9,364	—	9,364
Net loss attributable to non-controlling interests	232	—	232
Stock-based compensation expense	16,441	1,651	14,790
Adjusted EBITDA	$242,698	$34,993	$207,705

(1) Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 323. See Note 9. Investments in unconsolidated joint venture of our Unaudited Condensed Consolidated Financial Statements for further detail.

(2) Non-recurring transactions for the nine months ended September 30, 2024 represent approximately $3.8 million of restructuring costs and $1.7 million related to the Far North transaction costs, offset by a $13.5 million contract termination fee received from MARA Holdings, and a $2.2 million tax refund.

Revenue

Total revenue for the nine months ended September 30, 2024 and 2023 was $130.7 million and $57.9 million, respectively, and consisted of Digital Asset Mining, Managed Services, HPC, and Other.

Digital Asset Mining

Digital Asset Mining revenue was $55.9 million and $39.1 million for the nine months ended September 30, 2024 and 2023, respectively. This increase was primarily driven by an increase in the average price of Bitcoin in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The average revenue per Bitcoin mined (excluding our net share of the King Mountain JV) was about $56,300 during the nine months ended September 30, 2024 compared to about $27,000 during the nine months ended September 30, 2024. The increase in average revenue per Bitcoin mined (excluding our net share of the King Mountain JV) was partially offset by a decrease in Bitcoin mined driven by: (i) the Halving, (ii) an increase in average network difficulty, (iii) the relocation of miners from the Kearney and Granbury sites to Alpha and Salt Creek, and (iv) planned downtime at the Salt Creek site to fortify the upstream electrical infrastructure supporting the facility. Bitcoin mined (excluding our net share of the King Mountain JV) for the nine months ended September 30, 2024 and 2023 was 993 (excluding the Bitcoin mined at Drumheller) and 1,447, respectively. Average network difficulty for the nine months ended September 30, 2024 and 2023 was 83.1T and 47.7T, respectively.

Managed Services

Managed Services revenue was $39.1 million for the nine months ended September 30, 2024, consisting of $20.6 million in management fees, $5.0 million in cost reimbursements, and $13.5 million in contract termination fees. Managed Services revenue was $15.0 million for the nine months ended September 30, 2023, consisting of $9.4 million in management fees and $5.6 million in cost reimbursements. The increase was primarily driven by the $13.5 million in contract termination fees received from MARA Holdings, and management fees related to the Ionic Management Services Agreement signed at the end of January 2024.

High Performance Computing – Colocation and Cloud

HPC revenue was $10.1 million and nil for the nine months ended September 30, 2024 and 2023, respectively. The revenue for the nine months ended September 30, 2024 represents nine months of combined company activity in connection with the Business Combination and consists of recurring revenue from small and medium enterprises predominantly domiciled in Canada.

Other

Other revenue was $25.6 million and $3.8 million for the nine months ended September 30, 2024 and 2023, respectively. Other revenue for the nine months ended September 30, 2024 consisted of $7.3 million in equipment sales, $6.6 million in hosting cost reimbursements, $3.9 million in hosting services revenue, $7.6 million in power revenues, and $0.2 million in equipment repair revenue. Other revenue for the nine months ended September 30, 2023 consisted primarily of hosting services revenue.

Cost of revenue

Digital Asset Mining

Cost of revenue for Digital Asset Mining for the nine months ended September 30, 2024 and 2023 was $31.3 million and $27.4 million, respectively. The increase was driven primarily by an increase in electricity costs from additional miners online and higher network difficulty. The nine months ended September 30, 2024 includes nine months of costs at the Medicine Hat site, which was acquired as a result of the Business Combination.

Managed Services

Cost of revenue for Managed Services for the nine months ended September 30, 2024 and 2023 was $8.7 million and $5.3 million, respectively. The $3.4 million increase was primarily due to increased reimbursable site operating costs driven by the addition of the five Ionic sites, partially offset by the termination of the PMAs for the Kearney and Granbury sites that occurred on April 30, 2024.

High Performance Computing – Colocation and Cloud

Cost of revenue for HPC for the nine months ended September 30, 2024 and 2023 was $7.7 million and nil, respectively. The cost of revenue reflects nine months of activity in connection with the newly acquired HPC business from the Business Combination.

Other

Cost of revenue for Other for the nine months ended September 30, 2024 was $18.6 million and consisted primarily of $9.4 million in cost of hosting services revenue, of which $8.4 million is electricity costs, $3.9 million in cost of equipment sold, and $5.3 million in cost of power revenues. Cost of revenue for Other for the nine months ended September 30, 2023 was $1.3 million and consisted primarily in cost of hosting service revenue.

Depreciation and amortization

Depreciation and amortization expense was $33.5 million and $11.5 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily driven by property and equipment acquired through the Business Combination and the Far North transaction. Additionally, during the three months ended March 31, 2024, management performed an operational efficiency review of its mining equipment ahead of the anticipated Halving. The outcome was a change in the expected useful life of our MicroBT M31S and M31S+ and Canaan Avalon servers. The mining equipment was originally estimated to have a useful life of four years from the date the mining equipment was put into service. After the operational efficiency review, the mining equipment was estimated to have a useful life of five months as of January 1, 2024. The result is a change in estimate and applied prospectively, which increased depreciation expense by $5.6 million for the nine months ended September 30, 2024.

General and administrative expenses

G&A expenses were $54.1 million and $15.8 million for the nine months ended September 30, 2024 and 2023, respectively. The $38.3 million increase in G&A expenses was driven by: (i) a $14.8 million increase in stock-based compensation, (ii) a $9.7 million increase in salary and benefit costs due to added headcount as part of the Business Combination and to support our growth, (iii) a $4.0 million increase in other G&A expenses related to additional cost centers as part of the Business Combination to support our growth, (iv) a $3.8 million increase in restructuring costs, (v) a $2.8 million increase in insurance expenses, and (vi) a $1.7 million increase in expenses related to the Far North transaction. The remaining $1.5 million increase is related to the Company’s growth since the Business Combination.

Gains on digital assets

Gains on digital assets were $201.2 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively. The increase, which primarily consists of increases in the market value of our Bitcoin, was due to our decision to adopt ASU 2023-08, effective July 1, 2023, which requires us to recognize our digital assets at fair value with changes recognized in net income during the reporting period. The price of Bitcoin on December 31, 2023 was $42,288 compared to the price of Bitcoin on September 30, 2024 of $63,301, such that the increase in Bitcoin price during the nine months ended September 30, 2024 resulted in the significant gain of $201.2 million.

Legal settlement

Legal settlement was nil and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively. USBTC became a plaintiff in a malpractice lawsuit in September 2021. In April 2023, USBTC settled the lawsuit for a gross amount of $3.1 million. In May 2023, USBTC received approximately $1.5 million, net of legal fees.

Other income

Other income totaled $13.1 million and $13.4 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $0.6 million was primarily due to gain on debt extinguishment of $6.0 million compared to $23.7 million during the nine months ended September 30, 2024 and 2023, related to our conversion of the Anchorage Loan in September 2024, and restructuring of the NYDIG debt in February 2023, respectively. The decrease in other income was partially offset by a gain on call options of $19.9 million and nil for the nine months ending September 30, 2024 and 2023, respectively, interest expense of $20.2 million and $19.0 during the nine months ended September 30, 2024 and 2023, respectively, equity in earnings of unconsolidated joint venture of $8.4 million and nil during the nine months ended September 30, 2024 and 2023, respectively, and foreign exchange loss of $1.0 million and nil during the nine months ended September 30, 2024 and 2023, respectively.

Income tax

Our income tax provision was $3.0 million for the nine months ended September 30, 2024 compared to $0.7 million for the nine months ended September 30, 2023. The increase in income tax provision was primarily due to higher deferred tax expenses recognized in the nine months ended September 30, 2024 compared to the prior year period.

Loss from discontinued operations

Loss from discontinued operations was $9.4 million and nil for the nine months ended September 30, 2024 and 2023, respectively. On March 6, 2024, we announced the closure of our Drumheller site in Alberta, Canada in connection with restructuring and optimization initiatives designed to strengthen financial performance. Of the $9.4 million loss related to the closure of our Drumheller site, the impairment of the long term assets contributed $6.1 million and the remaining $3.3 million loss was from other operational activities.

Adjusted EBITDA

Adjusted EBITDA was $242.7 million and $34.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily driven by the $201.2 million fair value gain on digital assets, higher gross margin per Bitcoin mined, and additional profitable revenue from Managed Services, HPC, and Other. For a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Results of Operations—Adjusted EBITDA reconciliation” above.

Liquidity and Capital Resources

Our earnings and ability to meet any debt obligations will depend on the cash flows resulting from our operations. Our cash needs historically were primarily for growth through acquisitions and working capital to support equipment financing and the purchase of additional miners. Cash needs for operations have historically been financed with cash generated from operations, sales of our mined Bitcoin or financings. Our strategy is primarily to sell new Bitcoin mined and we intend to use existing Bitcoin held in reserve to build balance sheet value and finance growth initiatives. Bitcoin held in reserve may be deployed through direct sales, option strategies, or other approaches. See Note 10. Loans and notes payable to the Unaudited Condensed Consolidated Financial Statements found elsewhere in this Quarterly Report for additional information on our existing financing arrangements.

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

We believe that cash flows generated from operating activities and our Bitcoin held in reserve will meet our anticipated cash requirements in the short-term. On a long-term basis, we would rely on access to the capital markets for any long-term funding not provided by operating cash flows, cash on hand, and our Bitcoin held in reserve.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,	September 30,
(in USD thousands)	2024	2023
Cash flows used in operating activities	$(46,895)	$(343)
Cash flows (used in) provided by investing activities	(60,703)	37,593
Cash flows provided by (used in) financing activities	149,612	(31,213)

Operating Activities

Net cash used in operating activities was $46.9 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash used in operating activities for the nine months ended September 30, 2024 resulted from net income and related adjustments of $27.9 million in addition to unfavorable changes in working capital of $19.0 million. Net cash provided by operating activities for the nine months ended September 30, 2023 resulted from net income and related adjustments of $5.5 million offset by favorable changes in working capital of $5.2 million.

Investing Activities

Net cash (used in) provided by investing activities was ($60.7) million and $37.6 million for the nine months ended September 30, 2024 and 2023, respectively. Cash increases for the nine months ended September 30, 2024 were primarily due to $65.6 million in proceeds from the sale of Bitcoin, $4.9 million in proceeds from the sale of property and equipment, and $1.8 million in cash acquired from the Far North acquisition. This was partially offset by $48.5 million in deposits on property and equipment, $78.1 million in purchases of property and equipment primarily related to the AI cluster under our GPU-as-a-Service business and, from the Salt Creek buildout, and a $6.4 million investment in Ionic. Cash increases for the nine months ended September 30, 2023 were primarily due to $39.6 million in proceeds from the sale of Bitcoin, partially offset by $1.0 million in deposits on miners and $1.1 million in purchases of property and equipment.

Financing Activities

Net cash provided by (used in) financing activities was $149.6 million and ($31.2) million for the nine months ended September 30, 2024 and 2023, respectively. Cash provided by financing activities for the nine months ended September 30, 2024 was driven by $150.0 million in proceeds from the Coatue convertible note, $20.8 million in proceeds from covered call options premium, and $14.8 million in proceeds from the Coinbase loan, and $0.5 million in proceeds from the issuance of common stock – stock option exercises. This was partially offset by $34.0 million in repayments of loans and notes payable, $0.9 million in debt issuance costs paid, and $1.6 million in principal payments on finance leases. Cash used for the nine months ended September 30, 2023 was due to $30.0 million in repayment of notes payable and $1.2 million in debt issuance costs paid.

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

As of September 30, 2024, we held 9,106 Bitcoin and the fair value of a single Bitcoin was approximately $63,300. Therefore, the fair value of our Bitcoin holdings as of September 30, 2024 was approximately $576.5 million. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

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

In addition, we have two loans that maintain a variable interest rate. The first is the TZRC Secured Promissory Note, which includes a floating interest rate subject to a maximum rate of 15.25%. The second is the Coinbase credit facility, which bears interest at a rate of 6.0% plus the greater of (i) the federal funds rate on the date of the applicable borrowing and (ii) 3.25%. As a result, changes in the market interest rate could have an effect on our operations over certain periods. As of September 30, 2024, the interest rate on the TZRC Secured Promissory Note was 15.25%, the maximum interest rate. As of September 30, 2024, the interest rate on the Coinbase credit facility was 11.00%. Based on the outstanding balance of the Coinbase credit facility as of Sepetmber 30, 2024, for every 100 basis point increase in the US Federal Funds Target Rate - Upper Bound, we would incur approximately $0.7 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.

For more information regarding the TZRC Secured Promissory Note and Coinbase credit facility, see Note 10. Loans and notes payable to the Unaudited Condensed Consolidated Financial Statements found elsewhere in this Quarterly Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of Hut 8’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of September 30, 2024. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of material legal proceedings in which we are involved, see Note 18. Commitments and contingencies to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Report on Form 8-K filed with the SEC on October 1, 2024, there were no unregistered sales of equity securities by us during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Durable Sell-to-Cover 10b5-1 Trading Arrangements

Our executive officers listed in the table below each adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) during the fiscal quarter ended September 30, 2024. The trading arrangements are in the form of durable sell-to-cover instructions and provide for sales of common stock necessary to satisfy such individual’s tax withholding obligations incurred in connection with the vesting and settlement of restricted stock units and performance stock units previously granted or that could in the future be granted by the Company (whether vesting is based on the passage of time or the achievement of performance goals). The total number of shares of common stock that may be sold pursuant to the sell-to-cover instructions is not determinable and the sell-to-cover instructions will remain in place indefinitely unless revoked in writing.

Name	Title	Date Adopted	Plan Expiration Date
Asher Genoot	Chief Executive Officer	September 9, 2024	None
Sean Glennan	Chief Financial Officer	September 9, 2024	None
Victor Semah	Chief Legal Officer and Corporate Secretary	September 9, 2024	None

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Hut 8 Corp.	8-K	3.1	12/01/2023
3.2	Amended and Restated Bylaws of Hut 8 Corp.	8-K	3.2	12/01/2023
10.1	Debt Repayment Agreement, dated as of September 27, 2024, by and among Hut 8 Corp., U.S. Data Mining Group, Inc. (d/b/a U.S. Bitcoin Corp.), US Data Guardian LLC, U.S. Data Technologies Group Ltd. and Anchorage Lending CA, LLC.	8-K	10.1	10/01/2024
10.2*#	Employment Agreement, dated as of July 25, 2024, by and between Sean Glennan and Hut 8 Corp.
31.1	Certification of Principal Executive Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data File
104	Cover Page Interactive Data File
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

Dated: November 13, 2024		Hut 8 Corp.

	By:	/s/ Asher Genoot
Asher Genoot
Chief Executive Officer