Form 10-K
period 2024-12-31
Hut 8 Corp.
filed 2025-03-03
CIK 1964789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.           ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error or previously issued financial statements.          ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $1,210,746 thousand.

As of February 28, 2025, the registrant had 103,855,686 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

Introductory Note

Business Combination and Change in Fiscal Year End

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

USBTC was deemed the accounting acquirer in the Business Combination and it historically had a June 30 fiscal year end. Effective July 1, 2023, USBTC changed its fiscal year end from June 30 to December 31. The six months ended December 31, 2023 served as a transition period. See our transition Annual Report on Form 10-KT filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024. Our fiscal year for 2024 commenced on January 1, 2024 and ended on December 31, 2024. References to years ended prior to December 31, 2023 are for a twelve-month period ended June 30.

Given that the Business Combination closed on November 30, 2023, the information included in this Annual Report on Form 10-K (the “Annual Report”) principally describes Hut 8 Corp.’s business and operations following the closing of the Business Combination. However, the historical financial statements and related management’s discussion and analysis (“MD&A”) for the six months ended December 31, 2023 describe five months of USBTC results and one month of combined company results. The historical financial statements and related MD&A for the twelve months ended December 31, 2023 describe eleven months of USBTC results and one month of combined company results. This Annual Report includes the financial statements for the following periods:

●	audited financial statements for the twelve months ended December 31, 2024 compared to unaudited financials for the twelve months ended December 31, 2023;
●	audited financial statements for the six months ended December 31, 2023 compared to unaudited financials for the six months ended December 31, 2022; and
●	audited financial statements for the twelve months ended June 30, 2023 compared to audited financials for the twelve months ended June 30, 2022.

As used in this Annual Report, unless otherwise noted or the context otherwise requires:

●	references to the “Company,” “Hut 8,” “we,” “us,” “our” and similar terms refer to Hut 8 Corp. and its consolidated subsidiaries including those existing prior to the consummation of the Business Combination;
●	references to “USBTC” are to U.S. Data Mining Group, Inc. and its consolidated subsidiaries prior to the consummation of the Business Combination; and
●	references to “Legacy Hut” are to Hut 8 Mining Corp. and its consolidated subsidiaries prior to the consummation of the Business Combination.

Change in Reporting Segments

We changed our reporting segments during the year ended December 31, 2024 to better align with our objectives and operations. Accordingly, all financial results included in this Annual Report have been restated to align with our new reporting segments: Power, Digital Infrastructure, Compute, and Other. Our previous reporting segments were Digital Asset Mining, Managed Services, High Performance Computing – Colocation and Cloud, and Other. Further details on the new reporting segments are included elsewhere in this Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions, that, if proven incorrect or do not materialize, could cause our results to differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements generally are identified by the words “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including the risk factors discussed in this Annual Report. Except as required by law, we do not assume any obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that make an investment in our securities speculative or risky, any one of which could materially adversely affect our business, financial condition, or results of operations. These risks include those listed below. This list is not complete, and should be read together with the “Risk Factors” found elsewhere in this Annual Report, as well as the other information in this Annual Report and the other filings that we make with the SEC.

Risks Related to Our Business and Operations

●	Failure of critical systems related to our offerings and/or infrastructure could have a material adverse effect on our business, financial condition, and results of operations.
●	Our business may be heavily impacted by geopolitical, social, economic, and other events and circumstances in the United States, Canada, or elsewhere.
●	We may not be able to compete effectively against our current and future competitors.
●	We are subject to risks associated with our need for significant electrical power.
●	We may be exposed to cybersecurity threats and breaches.
●	We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.
●	Most of our infrastructure is located on leased premises and the termination or higher renewal rate of our leases could have a material adverse effect on our business, financial condition, and results of operations.
●	We may face the risk of Internet-related disruptions.
●	Our success depends on key personnel whose continued service is not guaranteed.
●	We are an early-stage company with limited operating history.
●	We may not be able to attract and retain customers across our platform.

Risks Related to Our Growth

●	New offerings or lines of business may subject us to additional risks.
●	We may not adequately respond to price fluctuations and rapidly changing technology.
●	Our construction of new data centers, data center expansions, or data center redevelopment could involve significant risks to our business.
●	If we do not accurately predict our facility requirements, it could have a material adverse effect on our business, financial condition, and results of operations.
●	We may acquire other businesses and/or assets or form strategic alliances or joint ventures that could negatively affect our operating results, dilute shareholder ownership, increase debt, or cause us to incur significant expenses.
●	We operate in the United States and Canada and may further expand our operations internationally, which may expose us to risks associated with doing business internationally.

Risks Related to Bitcoin

●	If we fail to grow our hashrate, we may be unable to compete, and our business, financial condition, and results of operations could suffer.
●	We may be unable to purchase miners at scale or face delays or difficulty in obtaining new miners at scale.
●	Our reliance on third-party mining pool service providers, including Foundry and Luxor, for our mining revenue payouts may have a negative impact on our business, financial condition, and results of operations.
●	The further development and acceptance of the Bitcoin network and other digital assets is subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of Bitcoin and other digital asset systems may adversely affect our business, financial condition, and results of operations.
●	The Bitcoin reward for successfully uncovering a block will halve several times in the future and Bitcoin’s value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.
●	Our operations, investment strategies, and profitability may be adversely affected by competition from other methods of investing in Bitcoin.

Risks Related to Our Capital Needs and Capital Strategy

●	We are highly concentrated in Bitcoin. Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin have in the past influenced, and are likely to continue to influence, our business, financial condition, and results of operations and the market price of our common stock.
●	From time to time, we have entered, and may continue to enter, into certain hedging transactions to mitigate our exposure to fluctuations in the price of Bitcoin, which may expose us to risks associated with such transactions, including counterparty risk.
●	We may be subject to additional risks associated with holding Bitcoin for our own account.
●	We may experience liquidity constraints and may need to raise additional capital. We may be unable to raise the additional capital needed to operate and grow our business.
●	We face risks associated with our current indebtedness, and our failure to service debt or remain in compliance with certain covenants may have a material adverse effect on our business, financial condition, and results of operations.
●	We operate in the United States and Canada and may experience currency risk as a result of our operations.

Risks Related to Certain Regulations and Laws, Including Tax Laws

●	Our operations are subject to various legal, regulatory, governmental, and technological uncertainties.
●	We may be subject to substantial environmental or energy regulation and may be adversely affected by legislative or regulatory changes.
●	Increased scrutiny and changing expectations from stakeholders with respect to our practices and the impacts of climate change may result in additional costs or risks.
●	We may be adversely affected by physical risks related to climate change and our response to it.
●	We are involved in legal proceedings from time to time, which could adversely affect us.

Risks Related to Ownership of Our Common Stock

●	The market price of our common stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control.
●	We have identified material weaknesses in our internal control over financial reporting, which, if not timely remediated may adversely affect the accuracy and reliability of our future financial statements, and our reputation, business and the price of our common stock, as well as may lead to a loss of investor confidence in us.
●	Future issuances of our capital stock or rights to purchase capital stock could result in dilution to our stockholders and could cause our stock price to decline.

PART I

Item 1. Business

Hut 8: Where Power Unlocks Potential

Hut 8 is an energy infrastructure platform that integrates power, digital infrastructure, and compute at scale to fuel next-generation, energy-intensive use cases such as Bitcoin mining and high-performance computing (“HPC”). We take a power-first, innovation-driven approach to developing, commercializing, and operating the critical infrastructure that underpins the breakthrough technologies of today and tomorrow.

Our Platform

Our platform comprises three layers: Power, Digital Infrastructure, and Compute. Together, these layers form the engine for energy-intensive technologies like Bitcoin mining and HPC (see Exhibit 1). Our integrated model positions us to capitalize on innovation-driven opportunities in an evolving energy and infrastructure landscape. Across our three layers, we strategically allocate resources and capital with the aim of optimizing returns, mitigating sector-specific volatility, enhancing speed to market, and capturing opportunities at multiple stages of the value chain. Our objective is to maximize long-term value creation for stockholders by building and sustaining competitive advantages at each layer while capturing synergies across our broader platform.

Exhibit 1. Our platform

Layer 1	Layer 2	Layer 3
Power	Digital Infrastructure	Compute
We acquire, develop, and manage critical energy assets such as interconnects, powered land, and other electrical infrastructure.	We design, build, monetize, and operate purpose-built facilities for energy-intensive applications.	We acquire, monetize, and operate specialized hardware for energy-intensive applications.

Power. Power is the foundation of our platform. We acquire, develop, and manage critical energy assets such as interconnects, powered land, and other electrical infrastructure to address the load demands of energy-intensive applications such as Bitcoin mining and HPC. As of December 31, 2024, our Power layer comprised 1,020 megawatts (“MW”) of energy capacity under management across 15 sites in the United States and Canada, which consists of energy assets that we own, lease, or manage for third parties.

The value of high-quality energy assets continues to rise as demand grows to support both current and emerging technologies while supply remains stagnant or subscale. To meet this increasing demand, our strategy focuses on maximizing the scale of our Power layer, monetizing each megawatt in our portfolio with the use case we believe will drive the highest returns and value creation, and optimizing yield over time through value creation initiatives such as the transition of sites to new use cases. To meet both current and future demand, we continue to build and advance a scaled development pipeline. Capacity from this pipeline converts to energy capacity under management upon the execution of a purchase or lease agreement. As of December 31, 2024, our development pipeline comprised approximately 12,300 MW of energy capacity, with approximately 2,800 MW under exclusivity (see Exhibit 2).

Exhibit 2. Our development pipeline

As of the end of
Stage	Description	Q2 2024	Q3 2024	Q4 2024
Diligence

Sites identified for large-load use cases such as Bitcoin mining and HPC. At this stage, we assess potential by engaging with utilities, landowners, and other stakeholders to evaluate critical factors, including power availability, zoning and permitting, electrical infrastructure, and commercial viability.

		2,000+ MW	3,500+ MW	~9,500 MW
Exclusivity

Sites where we have secured a clear path to ownership through either: (i) an exclusivity agreement that prevents the sale of designated land and power capacity to another party or (ii) a tendered interconnection agreement, confirming a viable path to securing power and infrastructure for deployment.

		1,000+ MW	1,500+ MW	~2,800 MW
Total	All sites under diligence or exclusivity	3,000+ MW	5,000+ MW	~12,300 MW

A power-first, innovation-driven approach differentiates us from traditional data center operators, who have historically treated power acquisition as an afterthought in the digital infrastructure development process (see Exhibit 3). Our power-native team is the cornerstone of this approach, leveraging decades of collective experience at leading generation owners, utilities, and other players across the energy ecosystem to execute a disciplined development strategy. Equipped with a deep understanding of the electrical grid and its regulatory idiosyncrasies across regions as well as the demands of our load profiles and their impact on energy markets, we seek to identify and secure what we believe to be the most attractive development opportunities in the market—optimizing for scale, cost, speed to market, and long-term value creation potential.

Our management team has extensive experience across the energy, digital infrastructure, and technology sectors, with a track record of advising and partnering with major energy generation owners and utilities in power origination, commercialization, and strategic transactions. Our board of directors (the “Board”) includes current and former senior executives and advisors from a variety of relevant industries, including some of the largest energy generation and financial services companies in North America. Across our organization, we have many decades of collective experience across the development and commercialization value chain from leading companies across the energy sector, including NextEra Energy, Constellation Energy, Exelon Corporation, Clearway Energy, Invenergy, ACCIONA, J.P. Morgan, Citigroup Energy, and GE Capital.

Exhibit 3. Our framework for securing new capacity

1	2	3	4	5
Prioritize near-term access to scarce power by sourcing both front-of-the-meter and behind-the-meter assets, driving flexibility and efficiency in site origination	Target sites with excess transmission capacity driven by imbalances in load and generation, driving access to scaled, stranded, quick-to-market, and low-cost energy	Leverage our deep, firsthand understanding of the commercial challenges faced by utilities and generation owners to structure highly tailored, mutually beneficial commercial structures	Aim to proactively manage supply chain constraints by procuring long lead items in advance, accelerating energization timelines	Design and construct electrical infrastructure in-house or with third parties to alleviate bottlenecks, streamline execution, and provide additional value to partners

Digital Infrastructure. The second layer of our platform is Digital Infrastructure. We design, build, monetize, and operate purpose-built facilities for energy-intensive applications with the aim of maximizing long-term returns from our Power layer. We seek to monetize each asset in our Power portfolio through a targeted, asset-by-asset approach, mirroring the model of a private equity firm managing a diverse portfolio of independent businesses underpinned by a single thesis and platform. We believe this approach enables us to maximize the return potential of individual projects while maintaining flexibility across our broader platform and mitigating secular market risk for the Company. As of December 31, 2024, our Digital Infrastructure layer comprised five Bitcoin mining data centers, five HPC data centers, and one non-operational site (see Exhibit 4). Looking forward, as markets and technologies evolve, our Digital Infrastructure layer may expand beyond its current focus areas, supporting emerging applications and diversifying our portfolio into other types of infrastructure.

Exhibit 4. Our Power and Digital Infrastructure assets

Asset	Hut 8 Ownership(1)	Location	Power Source	Application	Total Capacity
Vega	100%	Texas Panhandle	Wind + ERCOT(2) grid	Bitcoin mining	205 MW
Medicine Hat	100%	Medicine Hat, AB	CCGT(3) + AESO(4) grid	Bitcoin mining	67 MW
Salt Creek	100%	Orla, TX	ERCOT(2) grid	Bitcoin mining	63 MW
Alpha	100%	Niagara Falls, NY	NYISO(5) grid	Bitcoin mining	50 MW
Drumheller	100%	Drumheller, AB	AESO(4) grid	Non-operational	42 MW
Kelowna	100%	Kelowna, BC	Grid (utility tariff)	HPC	1.1 MW
Mississauga	100%	Toronto, ON	Grid (utility tariff)	HPC	0.9 MW
Vaughan	100%	Toronto, ON	Grid (utility tariff)	HPC	0.6 MW
Vancouver II	100%	Vancouver, BC	Grid (utility tariff)	HPC	0.5 MW
Vancouver I	100%	Vancouver, BC	Grid (utility tariff)	HPC	0.3 MW
King Mountain	50.0%	McCamey, TX	Wind + ERCOT(2) grid	Bitcoin mining	280 MW
Iroquois Falls	80.1%	Iroquois Falls, ON	CCGT(3) power plant	Power generation	120 MW
Kingston	80.1%	Kingston, ON	CCGT(3) power plant	Power generation	120 MW
North Bay	80.1%	North Bay, ON	CCGT(3) power plant	Power generation	35 MW
Kapuskasing	80.1%	Kapuskasing, ON	CCGT(3) power plant	Power generation	35 MW
(1)	Generally, percentage owned denotes our ownership of power infrastructure at owned or leased sites, whereas for HPC sites, percentage owned denotes our ownership of mechanical and electrical infrastructure at leased data center locations
(2)	Electric Reliability Council of Texas (“ERCOT”)
(3)	Combined cycle gas turbine (“CCGT”)
(4)	Alberta Electric System Operator (“AESO”)
(5)	New York Independent System Operator (“NYISO”)

Developing data centers for Bitcoin mining ASIC compute is a cornerstone of our power-first strategy, allowing us to scale our Power layer aggressively while preserving the flexibility to potentially transition assets to other high-value use cases in the future. Historically, our deep expertise in rapidly deploying low-cost Bitcoin mining infrastructure development has enabled us to energize sites within three months of breaking ground, including a site initially energized in 78 days at an all-in development cost of approximately $250,000 per megawatt, driving rapid payback periods and strong unlevered returns. Bitcoin mining developments allow us to quickly monetize power assets even in scenarios where those assets are not suitable for traditional data center workloads like AI compute in the short term due to longer commercialization timelines, land constraints, load capacity dynamics, or restricted fiber access. In essence, suitable sites can begin their lives as Bitcoin mining data centers with the potential to be repurposed for other, higher return workloads in the future, enabling us to immediately capture upside while maximizing the long-term yield of each Power asset in our portfolio.

We believe our ability to rapidly monetize and scale our Power layer through Bitcoin mining gives us a structural advantage relative to markets with more complex commercialization dynamics. Our agility in capital deployment and power monetization reinforces our ability to secure attractive development opportunities and expand our footprint often faster and more cost-efficiently than developers constrained by traditional data center development cycles.

Equally important to our power-first approach to digital infrastructure development is our focus on greenfield development, which has historically enabled us to design, build, and scale Bitcoin mining infrastructure with significant cost and speed advantages over traditional outsourced models. Our development model is driven by a robust in-house team with end-to-end expertise in engineering, procurement, and construction. By limiting our reliance on third-party developers, we reduce vendor dependencies, mitigate the risk of supply chain bottlenecks, and retain control over project design, cost, and execution. With a focus on innovation and value engineering, we aim to iterate on design and construction methodologies in real time to drive continued improvements in infrastructure flexibility, performance, capital efficiency, and returns.

Case study: How Bitcoin mining enables rapid, cost-efficient power acquisition

In early 2024, we began diligence on our Vega site in Texas, a large-scale, behind-the-meter asset with an existing substation and immediate access to some of the lowest locational wholesale power prices in North America. While the site was potentially attractive for an HPC data center, a contractual requirement to begin consuming power by Q2 2025 would have created an unrealistic timeline for an HPC data center project. To meet this deadline, we underwrote Vega as a Tier I data center for Bitcoin mining ASIC compute, enabling us to secure the site and begin development rapidly. Today, we are on track to energize Vega by Q2 2025, less than a year after acquiring the site, for an all-in development cost of less than $400,000 per megawatt and expect to generate approximately $125 million in annualized revenue through a Bitcoin mining colocation agreement at the site. Importantly, we retain the flexibility to repurpose the site for other applications to optimize long-term value.

We monetize projects in our Digital Infrastructure layer under various models, including joint ventures and hosting or colocation. Under a hosting or colocation model, we either contract with a third-party customer or, in certain cases, simulate the role of a customer for internal purposes. While the latter does not constitute customer revenue from a financial reporting perspective, it enables us to establish an in-house testing environment free from the demands and risks associated with traditional customer contracts. This approach allows us to focus on value engineering and innovation throughout the project lifecycle. This includes testing new products and technologies, piloting new design, development, and operating processes, and gathering operational insights post-energization. We can then apply these innovations and process optimizations to new projects or scale them across our existing portfolio to target higher returns on our Power and Digital Infrastructure assets.

Compute. The third layer of our platform is Compute. We acquire, monetize, and operate specialized hardware for energy-intensive technologies like Bitcoin mining and HPC, which includes the sales of cloud services to third-party customers. As of December 31, 2024, our compute layer comprised 5.5 exahash per second (“EH/s”) of Bitcoin self-mining capacity and 1,000 NVIDIA H100 GPUs for AI compute, operated through our GPU-as-a-Service subsidiary, Highrise AI.

Through our Compute layer, we build deep, firsthand expertise in the technologies addressed by our Digital Infrastructure layer in addition to capturing the economics offered by emerging markets like Bitcoin mining and HPC. By acquiring, operating, and monetizing specialized hardware, such as ASICs for Bitcoin mining and GPUs for HPC, we generate valuable operational data and insights that enable us to optimize the design, development, and operations of our digital infrastructure. This iterative process enables us to enhance performance, improve cost efficiency, and drive stronger returns over time (see Exhibit 5).

Exhibit 5: Illustrative feedback loop between our compute and digital infrastructure layers

As technology continues to evolve, so too may opportunities within our Compute layer. The applications that deliver the highest returns from our Power and Digital Infrastructure layers today may shift as new, energy-intensive technologies emerge. By actively monitoring these developments and maintaining a long-term perspective when securing Power assets and building our Digital Infrastructure layer, we aim to ensure our platform is agile, responsive to change, and independent of any single market driver. Our goal is to capitalize on these opportunities, sustain growth, and remain at the forefront of innovation well into the future.

Other. We continuously evaluate opportunities to leverage our expertise in power, digital infrastructure, and compute to enhance our risk-adjusted returns. While our primary focus remains on the three core layers of our platform, we may expand into complementary business lines that align with our strategic capabilities. Our Other reporting segment includes activities that fall outside the scope of our Power, Digital Infrastructure, and Compute layers. Revenue from this segment is currently generated through Equipment Sales and Repairs.

Our Focus on Innovation

We take an application-agnostic approach to digital infrastructure development. Our development framework centers on a tiered classification system based on redundancy and resiliency levels, rather than specific applications like Bitcoin mining or AI workloads. An application-agnostic approach allows us to innovate and deliver scalable, value-engineered solutions designed to support a range of current and future applications.

Today, our strategic focus is on developing infrastructure at both ends of our development framework. At one end are data centers built to support GPUs for HPC workloads, where uptime, resiliency, and redundancy are critical. These facilities require significant capital investment and are designed to meet the stringent requirements of mission-critical applications. At the other end are data centers for ASIC compute, where lower capital requirements and minimal redundancy requirements make low operating costs and rapid deployment the priority.

With extensive experience across the data center development value chain, we take a first-principles approach to innovation with the goal of delivering superior solutions to our end markets and customers. Our integrated model, spanning Power, Digital Infrastructure, and Compute, positions us to generate deep operational insight into the technical and commercial challenges that drive infrastructure design and performance. This end-to-end expertise allows us to develop and implement innovations that enhance performance, reduce costs, and enhance the flexibility of our digital infrastructure layer.

Case study: Pioneering a new data center form factor for Bitcoin mining ASIC compute

At our Vega site, we are pioneering a new data center form factor that challenges conventional assumptions about Bitcoin mining infrastructure and narrows the gap between Bitcoin mining and HPC data center architecture. Historically, data centers designed for Bitcoin mining relied on shelf-based deployments and forced-air cooling, making them suitable for ASIC compute but incompatible with workloads like GPU compute, which rely on rack-based deployments and, increasingly, liquid cooling. This architecture constrained infrastructure flexibility, limited potential applications, and left significant efficiency gains untapped. With our Vega project, we are disrupting this paradigm. The custom infrastructure we developed and engineered in-house for the project features high-density racks, direct-to-chip liquid cooling, and HVAC-supported air cooling. Inspired by traditional data center architecture but optimized for the economics and deployment speed of our agile Bitcoin mining infrastructure developments, this design will enable Vega to support rack-based deployments of ASIC compute at densities of 180 kilowatts per rack, surpassing even the 120-kilowatt density required by NVIDIA’s latest Blackwell GPUs. And, despite these innovations, we expect to build Vega for less than $400,000 per megawatt, a fraction of traditional data center costs, within nine months of breaking ground.

Case study: Developing and commercializing a next-generation ASIC miner

We partnered with BITMAIN Technologies Ltd. (“BITMAIN”), the world’s leading manufacturer of digital currency mining servers, to develop and launch the U3S21EXPH ASIC miner, an integral input in the design and commercialization of a new Bitcoin mining data center form factor. The U3S21EXPH will be the first ASIC miner mass-commercialized by BITMAIN to feature direct liquid-to-chip cooling in a U form factor, allowing for high-density deployments of ASIC compute in the rack-based architecture we developed for Vega.

Case study: Energizing a greenfield Bitcoin mining data center with custom containers in 78 days

In Q1 2022, after acquiring 60 acres of land in West Texas, USBTC designed, developed, and energized Bravo, a 42 MW Bitcoin mining data center, in just 78 days at an all-in cost of approximately $350,000 per MW. This project was an early proof point of our innovation-driven approach. Rather than following the outsourced development model common among operators, we designed and built the site from the ground up, optimizing for speed, cost efficiency, and long-term performance. A key differentiator was our collaboration with a manufacturer to develop custom-modified containers engineered for the environmental conditions of West Texas, including extreme heat and dust exposure. These enhancements improved cooling, airflow, and operational efficiency, ultimately leading the manufacturer to mass-commercialize the design based on our innovations. Bravo established our internal benchmark for rapid, cost-effective infrastructure deployment, a standard we further advanced with our Salt Creek project, which we completed at an all-in cost of approximately $250,000 per MW.

Our Technology-Driven Operating Philosophy

We have adopted a technology-driven operating philosophy, implementing scalable, data-driven processes that enhance the efficiency of our human capital, decrease operating expenses, and reduce the marginal costs of expanding our operations. To support these objectives, we have developed a proprietary software suite comprising three specialized applications (see Exhibit 6). Recognizing that energy costs represent a significant component of our overall cost structure, we have also established a dedicated data science function focused on developing advanced decision-making algorithms at the server level. This team uses thorough profitability modeling to guide curtailment decisions, optimize energy consumption, and improve returns within our Compute layer.

Exhibit 6: Our proprietary software suite

Application	Description	Key Functions
Operator	A front-end platform designed to optimize on-the-ground operations	- Delivers real-time operational visibility for onsite personnel - Supports inventory, asset, and work-order management - Streamlines daily task coordination and issue resolution
Overwatch	A back-end system designed to ensure data integrity and actionable intelligence	- Centralizes collection and analytics of all data displayed in Operator - Ensures data integrity and system observability - Provides actionable insights for performance optimization
Reactor	An infrastructure control solution designed to optimize energy consumption	- Automates curtailment control and demand response - Enables dynamic energy management and resource allocation - Integrates profitability modeling for optimized consumption decisions

Case study: How Reactor optimizes energy consumption and drives Compute layer returns

As mining economics continue to evolve, our objective is to optimize profitability and returns rather than less meaningful headline metrics like hashrate and fleet efficiency. Factors such as the deployment of new, higher-breakeven machines, which increase energy costs per unit of Bitcoin mined, and Bitcoin network halving events, which reduce block rewards, make efficiency and power optimization critical to driving returns from our Compute layer. To offset self-mining gross margin compression following the Bitcoin network halving in April 2024, we leveraged Reactor, our proprietary energy curtailment software, to dynamically manage power consumption across our sites. This supported a ~28% decline in our average energy cost per kilowatt-hour (kWh), from $0.040 in Q1 2024 to $0.029 in Q3 2024, enabling us to preserve self-mining economics in a post-halving environment.

Our Investment Approach

We invest in power, digital infrastructure, and compute assets that we believe will generate strong risk-adjusted returns, strengthen our competitive position, and drive long-term shareholder value creation. Our investment approach is defined by rigorous underwriting, disciplined capital allocation, and active portfolio management. As we expand and diversify our business, we expect that more predictable and financeable, lower-cost-of-capital segments will form a larger share of our revenue mix.

Underwriting and Diligence. Before deploying capital, we generally undertake a comprehensive, data-driven due diligence process to evaluate risk-adjusted returns across financial, operational, commercial, legal, macroeconomic, and geopolitical dimensions. Our framework incorporates scenario modeling, stress testing, and sensitivity analysis to quantify downside risk and assess long-term value creation potential. Across our platform, we generally invest only when expected returns are projected to meet or exceed disciplined thresholds for value creation. Beyond financial metrics, we prioritize opportunities that support our broader strategic objectives, enhance operational performance, and strengthen our competitive differentiation. Each opportunity is assessed for its potential to unlock platform synergies, drive scalable efficiencies, and reinforce our competitive position.

Portfolio Management. We take an active approach to portfolio management, driven by a dedicated portfolio management team that works cross-functionally to identify and address both asset-level and platform-wide value creation opportunities. Our approach includes targeted initiatives such as infrastructure upgrades, land expansion, and site-level use case transition. We leverage real-time energy market intelligence and analytics to optimize power costs, mitigate against volatility, and capitalize on arbitrage opportunities. We also maintain active engagement with governing bodies and grid operators to navigate regulatory complexities and to ensure the long-term reliability of our power assets and the grid.

Our Capital Strategy

Our capital strategy centers on two objectives: securing the lowest possible cost of capital and minimizing enterprise risk. We aim to maintain a robust, liquid balance sheet that enables us to explore creative financing approaches and prioritize non-dilutive sources of funding whenever possible.

Financing. We strive to optimize our cost of capital by taking a disciplined approach to capital formation and leveraging a range of financing instruments at the corporate and project levels. At the corporate level, we aim to balance equity issuance with strategic leverage in alignment with our view of the Company’s intrinsic value. While we remain sensitive to dilution, we recognize the importance of retaining the flexibility to raise capital when compelling growth opportunities arise or when market conditions are favorable. To support this, we employ tools such as at-the-market (“ATM”) and share buyback programs, which we view as strategic levers to optimize stockholder value and enhance our ability to navigate market volatility. These tools enable us to fund growth initiatives and navigate the markets in which we operate. At the project level, we structure financing to align with the distinct objectives and needs of each opportunity we pursue. While traditional project financing has historically been unavailable for Bitcoin mining infrastructure development, we believe it is a viable option as we expand into HPC data center development.

Treasury Management. Our treasury management strategy aims to enhance balance sheet flexibility and optimize capital efficiency as we pursue capital-intensive growth initiatives such as digital infrastructure development. A key component of our proactive approach to treasury management is our strategic Bitcoin reserve, which totaled 10,171 Bitcoin with a market value of $949.5 million as of December 31, 2024. Built primarily through a fundamentals-driven production strategy, our holdings serve as a flexible asset that can be monetized through options strategies, pledges, sales, or other mechanisms to optimize return on invested capital. We make decisions to utilize Bitcoin held in reserve on a case-by-case basis. By aligning our capital and operating strategies, our reserve is designed to create a flywheel effect that accelerates value creation across the business (see Exhibit 7).

Exhibit 7: Flywheel effect accelerates value creation across capital and operating strategies

projects with high ROIC and strengthen balance sheet through low-cost production and strategic at-market purchases		both scale and geography Infrastructure layer operations and decrease cost of BTC production
Capital Strategy Allocate capital to projects with high ROIC Capture BTC price upside and strengthen balance sheet Grow strategic BTC reserve through low-cost production and strategic at-market purchases	Focus on delivering superior long-term returns to shareholders	Operating Strategy Expand Power layer in both scale and geography Develop Digital Infrastructure layer Increase scale of BTC Mining operations and decrease cost of BTC production

Our Team

We aim to attract top talent and provide an environment where our teams are inspired to do their best work. We had 222 full-time employees in the United States and Canada as of December 31, 2024. We also hire part-time employees, temporary employees, or consultants as necessary, and we consider our relations with our employees to be good.

Competition

Driven by the proliferation of energy-intensive applications such as Bitcoin mining and HPC, demand for energy capacity continues to outpace supply. For example, HPC workloads require high-density infrastructure with capacity demands multiples greater than many legacy data centers can provide, while Bitcoin mining remains a competitive market that requires operational efficiency and low-cost energy at scale. At the same time, grid interconnection bottlenecks have further constrained access to power and digital infrastructure development, while supply chain disruptions and regulatory constraints have extended lead times for critical infrastructure, including GPUs, ASICs, turbines, generators, and transformers.

In this supply-constrained environment, we believe success depends on the ability to secure scarce assets like power, data center equipment, and customers. We compete with digital infrastructure developers and large-scale Bitcoin miners for access to powered land and key inputs for facility development, such as building materials, data center equipment, and skilled labor. Additionally, we compete with cloud services providers and digital infrastructure developers for customers and specialized hardware. Within Bitcoin Mining, we participate in mining pools that compete for block rewards. See “Risk Factors—Risks Related to Our Business and Operations—We may not be able to compete effectively against our current and future competitors.”

Nonetheless, we believe we have established a defensible competitive advantage through our power-first, innovation-driven strategy, which is underpinned by a power-native team with deep access to power markets, an application-agnostic framework for digital infrastructure design, end-to-end greenfield development capabilities, and our ability to use Bitcoin mining infrastructure development to rapidly and cost-effectively secure and monetize power.

Customers and Partners

We provide cloud and colocation services to customers across technology, financial services, government, media, and other industries. As of December 31, 2024, we served over 250 customers through our five enterprise-grade data centers in Canada.

At the corporate level, we actively seek to partner with developers of digital infrastructure and large-scale consumers of load capacity, leveraging our expertise in power-intensive computing to drive infrastructure expansion and efficiency. Our current partners include a Fortune 200 energy generation company, a multinational financial services firm, and a leading institutional investor. For example, in June 2024, we received a strategic investment from a fund managed by Coatue Management, L.L.C. (“Coatue”) to support the build-out of AI infrastructure and in September 2024, we launched a next-generation ASIC miner, developed in collaboration with BITMAIN as part of a broader technological and commercial innovation partnership.

Intellectual Property

We actively use specialized hardware and software for our operations. In some instances, source code and other software assets may be subject to an open-source license, as much technology development in this sector is open source. We intend to adhere to the terms of any license agreements that may be in place for these works.

We rely upon intellectual property protections, including trade secrets, trademarks, and copyright, and license the use of intellectual property rights owned and controlled by others. We have submitted one non-provisional patent, which is currently under review by the U.S. Patent and Trademark Office. In addition, we have developed and may further develop specific proprietary hardware, software applications, or other intellectual property, and may choose to seek patents or other protections in the future.

Regulatory Landscape

The laws and regulations applicable to our offerings are evolving and subject to interpretation and change. We operate in a complex and rapidly evolving regulatory environment and we are subject to a wide range of laws and regulations enacted by federal, state, provincial, and local governments, governmental agencies, and regulatory authorities, including the SEC, the Commodity Futures Trading Commission (“CFTC”), the Federal Trade Commission, and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”), as well as similar entities in Canada and other countries. Other regulatory bodies, governmental or semi-governmental, have shown an interest in regulating or investigating companies engaged in the blockchain or digital asset businesses.

For example, businesses that are engaged in the transmission and custody of Bitcoin and other digital assets, including brokers and custodians, can be subject to FinCEN regulations as money services businesses as well as state money transmitter licensing requirements. The potential application of these policies to Bitcoin mining continues to evolve.

Bitcoin and other digital assets are subject to anti-fraud regulations under federal and state commodity and/or securities laws, and digital asset derivative instruments are regulated by the CFTC and SEC. Certain jurisdictions, including, among others, New York, and a number of countries other than the United States, have developed regulatory requirements specifically for digital assets and companies that transact in them. Furthermore, regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our business, or when they will be effective. For example, in January 2025, the SEC announced the launch of a new crypto task force focused on developing a regulatory framework for crypto assets and related goals. In addition, the recent U.S. presidential election and change of administration could have a significant impact on the digital asset industry and our business in the United States. For example, in January 2025, the President signed an Executive Order titled “Strengthening American Leadership in Digital Financial Technology,” which, among other things, stated that the current administration’s policy will be “to support the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy” by “providing regulatory clarity and certainty” regarding digital assets and blockchain technologies.

As the regulatory and legal environment evolves, we may become subject to new laws and regulations, which may affect Bitcoin mining and other activities. For instance, various bills have been proposed in the U.S. Congress related to our offerings, which may be adopted and have an impact on us. In January 2023, the U.S. House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and its intention to develop a regulatory framework for the digital asset industry. Bipartisan leadership of the Senate Banking Committee announced that goal as well. The U.S. Treasury Department has also requested additional authorities to address such risks.

We are unable to predict the impact that any new standards, legislation, laws, or regulations may have on our business at the time of filing this Annual Report. For additional discussion regarding the potential risks existing and future regulations pose to our business, see “Risk Factors.”

Additional Information

Our principal executive offices are located at 1101 Brickell Avenue, Suite 1500, Miami, FL 33131. We were incorporated in the State of Delaware on January 27, 2023 for the purposes of effecting the Business Combination.

Our website address is www.hut8.com and our investor relations website is located at www.hut8.com/investors. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available on our investor relations website free of charge as soon as reasonably practicable after they are filed with the SEC. The information contained on our website is not included in, nor incorporated by reference into, this Annual Report. Reports filed with the SEC also may be viewed at www.sec.gov.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should consider carefully the risks and uncertainties described below, together with the financial and other information contained in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. If any of the following risks or uncertainties actually occur, our business, financial condition, and results of operations could be materially and adversely affected. In that case, the market price of our common stock could decline and you may lose all or a part of your investment. The risks discussed below are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Business and Operations

Failure of critical systems related to our offerings and/or infrastructure could have a material adverse effect on our business, financial condition, and results of operations.

The critical systems related to our offerings and infrastructure are subject to failure. Failure of any of our critical systems, including a breakdown in critical plant, equipment or services, routers, switches or other equipment, power supplies, or network connectivity, whether or not within our control, could result in service interruptions to us or our customers and/or damage to equipment, which could significantly disrupt the normal business operations of our customers, harm our reputation, and reduce our revenue. The destruction or severe impairment of any of the facilities operated by us could result in significant downtime. For certain of our business lines, our ability to attract and retain customers depends on our ability to provide a reliable service, so even minor interruptions in service could harm our reputation and negatively impact our business, financial condition, and results of operations.

Our infrastructure and offerings are subject to temporary or permanent interruption by factors that include but are not limited to:

●	power loss or plant downtimes;
●	equipment failure;
●	human error and accidents;
●	theft, sabotage, and vandalism;
●	failure by us or our suppliers to provide adequate service or maintain equipment;
●	network connectivity downtime and fiber cuts;
●	service interruptions resulting from server relocation;
●	security breaches of infrastructure;
●	improper or inadequate building maintenance;
●	physical, electronic, and cybersecurity breaches;
●	animal incursions;
●	fire, earthquake, hurricane, tornado, flood, and other natural disasters;
●	extreme temperatures;
●	water damage;
●	public health emergencies; and
●	terrorism.

The occurrence of any of these events may have a material adverse effect on our business, financial condition, and results of operations. Moreover, service interruptions and equipment failures may expose us to potential legal liability. As the services provided by us may be critical to our customers’ business operations, any disruption in services could result in lost profit or other indirect or consequential damages to our customers. Although customer contracts typically contain provisions limiting our liability, there can be no assurance that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption that they ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we may be liable for substantial damage awards, which could have a material adverse effect on our business, financial condition, and results of operations.

Our business may be heavily impacted by geopolitical, social, economic, and other events and circumstances in the United States, Canada, or elsewhere.

Our business may be heavily impacted by geopolitical, social, economic, and other events and circumstances in the United States, Canada and elsewhere. These include natural disasters, pandemics (like the COVID-19 pandemic), geopolitical tensions, acts of terrorism, hostilities or the perception that hostilities may be imminent, military conflicts and acts of war (such as the Russia-Ukraine conflict) and related responses, including sanctions or other restrictive actions, interest rate fluctuations, inflationary issues and associated changes in monetary policy or potential economic recession, commodity prices, legislative and regulatory changes, foreign currency fluctuations, international tariffs, fluctuations in capital markets, and broad trends in industry and finance. For example, equipment necessary for our operations and our offerings is manufactured in large part outside of the United States. There is currently significant uncertainty about the future relationship between the United States and other countries, including Canada, Mexico, China, the European Union, and others, with respect to trade policies, treaties, tariffs, and taxes. These events and circumstances are largely outside of our influence and control and, while the impact of such events or circumstances is not presently known, any of them could adversely affect our business, financial condition, and results of operations. See “Risks Related to Certain Regulations and Laws, Including Tax Laws—Our operations are subject to various regulatory, governmental, and technological uncertainties.”

We may not be able to compete effectively against our current and future competitors.

The industries in which we operate are highly competitive and continuously evolving. We expect competition to further intensify as existing and new competitors introduce new offerings or enhance existing offerings and as the industries that we operate in continue to grow. As we continue to expand in our existing markets and enter new markets, we compete against an increasing number of companies operating both within North America and abroad, that may be more established or have greater financial and other resources and/or expertise.

Driven by the proliferation of energy-intensive applications such as Bitcoin mining and HPC, demand for energy capacity continues to outpace supply. For example, HPC workloads require high-density infrastructure with capacity demands multiples greater than legacy data centers can provide, while Bitcoin mining remains a competitive market that requires operational efficiency and low-cost energy at scale. At the same time, supply chain disruptions and regulatory constraints have extended lead times for critical infrastructure, including GPUs, ASICs, generators, and transformers. Grid interconnection bottlenecks have further constrained access to power and digital infrastructure development. In this evolving landscape, we compete directly with cloud services providers, digital infrastructure developers, and large-scale Bitcoin miners. The nature of competition varies across the layers of our platform:

●	Power: We compete primarily for access to powered land.
●	Digital Infrastructure: We compete primarily for customers, as well as key inputs for facility development, including building materials, data center equipment, and skilled labor.
●	Compute: We compete primarily for customers, specialized hardware, and Bitcoin rewards.

Taken as a whole, we believe success depends on the ability to secure, monetize, and optimize power capacity at scale. We believe we have established a defensible competitive advantage through our power-first, innovation-driven strategy, which is underpinned by a power-native team with deep access to power markets, an application-agnostic framework for digital infrastructure design, end-to-end greenfield development capabilities, and our ability to use Bitcoin mining infrastructure development to rapidly and cost-effectively secure and monetize power. However, these factors might not provide the competitive advantage we anticipate, or if they do, such competitive advantage might not endure. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition, and results of operations could be adversely affected.

We are subject to risks associated with our need for significant electrical power.

Our operations require significant amounts of electrical power and our business, financial condition, and results of operations may be impacted by the unavailability of power and price fluctuations in the power market. Market prices for power, capacity, and other ancillary services are unpredictable and tend to fluctuate substantially. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. Power availability and prices may also be materially impacted by other factors outside of our control, including:

●	changes in generation capacity in our markets, including changes in the supply of power as a result of the development of new plants, expansion or reduction of existing plants, the continued operation of uneconomic power plants due to state subsidies, or additional or reduced transmission capacity;
●	environmental regulations and legislation;
●	electric supply disruptions, including plant outages and transmission disruptions;
●	changes in power transmission infrastructure;
●	fuel price volatility;
●	fuel transportation capacity constraints or inefficiencies;
●	development of new fuels, new technologies, and new forms of competition for the production of power;
●	changes in law, including judicial decisions;
●	weather conditions, including extreme weather conditions and seasonal fluctuations, including the effects of climate change;
●	changes in commodity prices and the supply of commodities, including natural gas, coal, and oil;
●	changes in the demand for power or in patterns of power usage;
●	economic and political conditions;
●	supply and demand for energy commodities;
●	supply chain disruption of electrical components needed to transmit energy;
●	availability of competitively priced alternative energy sources;
●	ability to procure satisfactory levels of inventory; and
●	changes in capacity prices and capacity markets.

Such factors and the associated fluctuations in power availability and prices could affect wholesale power generation profitability and cost of power for our operations. We currently draw power from various power sources, which include the New York Independent System Operator (“NYISO”) grid, the Electric Reliability Council of Texas (“ERCOT”) grid, and the City of Medicine Hat. We also operate, through a joint venture with Macquarie Equipment Finance Ltd, a subsidiary of Macquarie Finance Group Limited (“Macquarie”), four natural gas power plants in Ontario. Power grids, including those we rely on, and power plants or facilities, including those we operate, subject us to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems, disruptions of fuel supply, and performance below expected levels. These events may impact our ability to conduct our businesses efficiently and lead to increased costs, expenses, or losses.

Although we maintain limited backup power at certain sites, it may not be feasible to run our operations on back-up power generators in the event of a restriction on electricity or a power outage. Planned or unplanned outages at the power grids that we rely on or at our power generation facilities may require us to purchase power at then-current market prices, either to continue our operations or satisfy our commitments, which could have a negative impact on the cost structure of our operations. Failure to do so could subject us to penalties and damages. To the extent we are unable to receive adequate power supply and are forced to reduce or cease our operations due to the unavailability or cost of electrical power, our business, financial condition, and results of operations would be adversely affected.

Furthermore, there can be no assurance that power suppliers will service our facilities or that once we have entered into a power purchase agreement, such supplier will continue to provide us with power for any period of time. These agreements may be terminated, or we may lose access to power under certain other circumstances, and we may not be able to find an adequate replacement at a reasonable cost, or at all, especially in light of the limited availability of power and grid constraints in many markets. The inability to secure a power purchase agreement or the termination of a power purchase agreement could have a material adverse effect on our business, financial condition, and results of operations.

Moreover, there may be significant competition for suitable locations with access to affordable power as we look to expand our operations. See “Risks Related to Our Growth—Our construction of new data centers, data center expansions, or data center redevelopment could involve significant risks to our business.”

We may be exposed to cybersecurity threats and breaches.

Threats to network and data security are increasingly diverse and sophisticated and security breaches, computer malware and computer hacking attacks have been an increasing concern. Despite our efforts and processes in place to prevent them, our computer servers and systems may be vulnerable to cybersecurity risks, including denial-of-service attacks, physical or electronic break-ins, employee theft or misuse and similar disruptions from unauthorized tampering. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Recent developments in the cyber threat landscape include use of artificial intelligence (“AI”) and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with the potential for higher ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. Further, any adoption of AI by us or by third parties may pose new security challenges. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate the proprietary or sensitive information of us, our customers, or our employees, or cause interruptions or malfunctions in our operations or our customers’ operations. We also may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by cyber breaches in our physical or virtual security systems. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation, and increases in our security costs, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, we hold our Bitcoin with third-party custodians. If our custodians are exposed to a cyberattack or breach, we may temporarily or permanently lose access to some or all of our Bitcoin, which would have a material adverse effect on our business, financial condition, and results of operations. See “Risks Related to Our Capital Needs and Capital Strategy—We may be subject to additional risks associated with holding Bitcoin for our own account.” The cybersecurity regulatory landscape continues to evolve and compliance with the proposed reporting requirements could further complicate our ability to resolve cyberattacks. Although we maintain insurance coverage for certain cyber risks, such coverage may be unavailable or insufficient to cover our losses.

We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.

Our operations are subject to many hazards and operational risks inherent to our business, including:

●	general business risks;
●	the presence of construction or repair defects or other structural or building damage;
●	operating large and often hazardous pieces of equipment;

●	any noncompliance with or liabilities under applicable environmental, health, or safety regulations, or requirements or building permit requirements;
●	any damage resulting from natural or manmade disasters; and
●	claims by employees, contractors, customers, or the general public as a result of exposure to potentially dangerous environments at or near our operations.

The measures we take to protect against these risks may not be sufficient. The realization of any hazard or operational risk may result in business interruption, liability, or litigation. We maintain an amount of insurance protection that we consider adequate, but we cannot provide any assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject and, even if we do have insurance coverage for a particular circumstance, we may be subject to a large deductible and maximum cap. We carry liability, property, business interruption, and other insurance policies to cover certain insurable risks to our company. We select the types of insurance, the limits, and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit, and general industry standards. Our insurance policies contain certain industry standard exclusions for events such as war and nuclear reaction. A successful claim for which we are not fully insured could materially harm our business, financial condition, and results of operations. For example, we are currently party to a securities class action claim. To the extent that we are unsuccessful in defending against this claim, we may owe an amount in excess of our insurance coverage, which could have a material adverse effect on our business, financial condition, and results of operations. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.

Most of our infrastructure is located on leased premises and the termination or higher renewal rate of our leases could have a material adverse effect on our business, financial condition, and results of operations.

Most of our infrastructure is located in leased premises and there can be no assurance that we will remain in compliance with the leases, that the landlord will continue to support our operations, and that the leases will not be terminated despite negotiation for long term lease periods and renewal provisions. When the initial terms of our existing leases expire, in some instances, we have the right to extend the terms of our leases for one or more renewal periods. Upon the end of our initial term or, if applicable, the renewal periods, we would have to renegotiate our lease terms with the applicable landlords. If renewal rates are less favorable than those we currently have, we may be required to increase revenues to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs could adversely impact our operating income. We may also not be able to renew such leases at all. The termination of a lease could have a material adverse effect on our business, financial condition, and results of operations.

We may face the risk of Internet-related disruptions.

Our digital infrastructure and compute offerings are dependent upon access to the Internet. We are not an Internet provider, and as such, we rely on third parties to provide us with access to the Internet. There can be no assurance that Internet providers will service our data centers or that once a provider has decided to deliver Internet connectivity to our data centers, it will continue to do so for any period of time. If we face a significant disruption in Internet connectivity, we may be required to reduce the impacted operations or cease them altogether. If this occurs, our business, financial condition, and results of operations may be materially and adversely affected.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of our key personnel, including our senior leadership, many of whom have strong technology, finance, real estate, and/or power expertise and industry reputations. They are important to our success for many reasons, including that they attract investors and business and investment opportunities and assist us in negotiations with investors, lenders, existing and potential customers, and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders and other capital markets participants, existing and prospective customers, and industry personnel could suffer. As the number of our competitors increases, it becomes more likely that a competitor would attempt to hire certain of these individuals away from us. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our business, financial condition, and results of operations.

We also depend on the talents and efforts of highly skilled technical individuals. Our success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled technical personnel for all areas of our business. Competition in our industry for qualified technical employees is intense, and the availability of qualified technical personnel is not guaranteed. We cannot assure you that we will be able to attract or retain the personnel we require. If we are unable to identify, hire, develop, motivate, and retain such personnel, it could have a material adverse effect on our business, financial condition, and results of operations.

We are an early-stage company with limited operating history.

We are an early-stage company currently and have a limited operating history. Although we have achieved profitable quarters in the past, we have not maintained consistent profitability from period to period, and no assurances can be made that we will achieve consistent profitability in the near future, if ever. Accordingly, you should consider our business prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in the early stages of development. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

●	successfully implement or execute our business plan, or demonstrate that our business plan is sound;
●	adjust to changing conditions or keep pace with increased demand;
●	attract and retain an experienced management team; or
●	raise sufficient funds to effectuate our business plan.

We are required to obtain, maintain, and comply with the terms and conditions of government permits and approvals.

We are required to obtain, maintain, and comply with the terms and conditions of numerous permits and licenses from federal, state, provincial, and local governmental agencies. The process of obtaining and renewing necessary permits and licenses can be lengthy and complex and can result in the establishment of conditions that make the project or activity for which the permit or license was sought unprofitable or otherwise unattractive. In addition, such permits or licenses may be subject to denial, revocation, or modification under various circumstances and may be impacted by legal and regulatory changes. Failure to obtain or comply with the conditions of permits or licenses, or failure to comply with applicable laws or regulations, may result in the delay or temporary suspension of our development or operations.

We may not be able to attract and retain customers across our platform.

To date, we have generated a significant share of our Power and Digital Infrastructure revenue from a small number of customers. Any failure to meet expectations could result in the cancellation or non-renewal of these customer contracts and loss of associated revenue, which could have a material adverse impact on our business, financial condition, and results of operations. In addition, as of December 31, 2024, we served over 250 customers through our five enterprise-grade data centers in Canada. There can be no assurances that we are able to retain our existing customers and attract new customers across our platform for a number of reasons, including if:

●	there is a reduction in the demand for our offerings due to macroeconomic factors;

●	there is a reduction in demand for our offerings due to a broader secular reduction in demand for such offerings in the underlying industries in which we operate;
●	we are unable to provide offerings or launch new offerings that meet the needs of existing or potential customers;
●	we fail to effectively market ourselves and our offerings to potential customers;
●	we fail to price our offerings attractively;
●	we provide offerings that are deemed by existing and potential customers to be inferior to those of our competitors;
●	we fail to meet customers’ ongoing and evolving program qualification standards, based on a range of factors, including available power, preferred site design specifications, security considerations, and connectivity;
●	businesses decide to build and/or operate sites internally as an alternative to the use of our offerings;
●	we fail to successfully communicate the benefits of our offerings to potential customers; and
●	we are unable to strengthen awareness of our brand.

If we are unable to obtain customers at favorable terms or at all, it could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, any event leading to the early termination of a customer contract, including customer bankruptcy or force majeure events that disrupt facility operations or damage customer infrastructure, could result in the loss of revenue associated with those contracts. If we were unable to offset lost revenue, it could have a material adverse effect on our business, financial condition, and results of operations.

Failure to price our customer contracts correctly may lead us to operate these contracts at a loss.

Our ability to generate a profit on customer contracts, in part, requires that we accurately forecast costs over the contracted time-period. Failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Growth

New offerings or lines of business may subject us to additional risks.

We are a development stage company with a small management team and are subject to the strains of ongoing development and growth, which will place significant demands on our management and operational and financial infrastructure. To remain competitive with peers, we may need to modify aspects of our business model or we may implement new offerings or lines of business, from time to time. For example, this past year, we acquired, through a joint venture with Macquarie, four natural gas power plants in Ontario and launched a GPU-as-a-Service vertical with the inaugural deployment of 1,000 NVIDA H100 GPUs. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or where the operational requirements of new offerings or lines of business differ substantially from existing offerings or lines of business. We cannot offer any assurance that these or any other changes will be successful or will not result in harm to our business. In developing and marketing new offerings or lines of business or expanding our current offerings or lines of business, we may invest significant time and resources. Initial timetables for the introduction and development of new offerings or lines of business may not be achieved and profitability targets may not prove feasible. External factors, such as compliance with regulations, competition, and shifting market preferences, may also impact the successful implementation of a new offering or line of business. In addition, our personnel and technology systems may fail to adapt to the changes or we may fail to effectively integrate new offerings or lines of business into our existing operations and we may lack experience in managing new offerings or lines of business. In addition, we may be unable to proceed with the operations as planned or compete effectively due to different competitive landscapes. Even if we expand our businesses into new jurisdictions or areas, the expansion may not yield intended profitable results. Furthermore, any new offering or line of business could have a significant impact on the effectiveness of our internal control system. Failure to successfully manage these risks in the development and implementation of new offerings or lines of business could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in the market. As a result, we may not capture those opportunities. Such circumstances could have a material adverse effect on our business, financial condition, and results of operations.

We may not adequately respond to price fluctuations and rapidly changing technology.

Competitive conditions within the industries in which we operate require that we use sophisticated technology in the operation of our business. These industries are characterized by rapid technological changes, new product introductions, enhancements, and evolving industry standards. New technologies, techniques, or offerings could emerge that might offer better performance than the technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive. We intend to continue to invest in hardware, equipment and technology at our facilities. We may not be successful, generally or relative to our competitors, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions and failures during such implementation. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our business, financial condition, and results of operations may suffer.

Our construction of new data centers, data center expansions, or data center redevelopment could involve significant risks to our business.

In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility, or acquire suitable land, with or without structures, to build new data centers. Expansions or new builds are currently underway, or being contemplated, in new and existing markets. These projects expose us to many risks which could have an adverse effect on our business, financial condition, and results of operations. Global supply chain and inflation issues have exacerbated many of these risks and created additional risks for our business. Some of the risks associated with the development, redevelopment and construction of data centers include:

●	construction delays;
●	power and power grid constraints;
●	lack of availability and delays for data center and/or power equipment, including items such as generators and switchgear;
●	unexpected budget changes;
●	increased prices for and delays in obtaining building supplies, raw materials, and data center equipment;
●	labor availability, labor disputes, and work stoppages with contractors, subcontractors, and other third parties;
●	unanticipated environmental issues and geological problems;
●	delays related to permitting and approvals to open from public agencies and utility companies;
●	unexpected lack of power access;
●	delays in site readiness leading to our failure to meet commitments made to customers planning to expand into a new build; and
●	unanticipated customer requirements that would necessitate alternative data center design, making our sites less desirable or leading to increased costs in order to make necessary modifications or retrofits.

We may experience rising construction costs as a result of increasing costs of labor and raw materials, supply chain and logistic challenges, and high demand. Furthermore, delays, difficulty finding replacement products, continued high inflation, and additional or unexpected disruptions to our supply chain could significantly affect the cost of our existing or anticipated projects. Site selection is also a critical factor in our expansion plans. There may not be suitable properties available in our markets with the necessary combination of high-power capacity and fiber connectivity, or selection may be limited. We expect that we will continue to experience limited availability of power and grid constraints in many markets as well as shortages of associated equipment because of the current high demands and finite nature of these resources. These shortages could result in site selection challenges, construction delays or increased costs.

If we do not accurately predict our facility requirements, it could have a material adverse effect on our business, financial condition, and results of operations.

The costs of developing, leasing, and maintaining our facilities may constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for our planned and existing operations while minimizing unnecessary excess capacity costs, we continuously evaluate our short- and long-term infrastructure requirements. There can be no assurance that we accurately predict our short- and long-term requirements and that existing or future market demand will be sufficient to fill this capacity. If we overestimate our capacity requirements or the demand for our offerings and therefore secure excess capacity, our operating margins could be materially reduced and we could experience operating losses. If we underestimate our facility requirements, we may not be able to service our and our customers’ expanding needs and may be required to limit our growth opportunities or new customer acquisition, which could have a material adverse effect on our business, financial condition, and results of operations.

We may acquire other businesses and/or assets or form strategic alliances or joint ventures that could negatively affect our operating results, dilute shareholder ownership, increase debt, or cause us to incur significant expenses.

We have previously engaged in strategic transactions, including the completion of the Business Combination, and, as part of our growth strategy, in the future, we may pursue additional acquisitions of businesses and/or assets and/or enter into strategic alliances or joint ventures. However, we cannot offer any assurance that any such acquisition or partnership will be successful. We may not be able to identify suitable partners or acquisition candidates and may not be able to complete such transactions on favorable terms, if at all. If we complete any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business. In addition, in the event that we acquire any existing businesses, we may assume unknown or contingent liabilities.

Any such acquisitions also could result in the issuance of stock, incurrence of debt, contingent liabilities, write-offs of intangible assets or goodwill, restructuring and other related expenses, or litigation, any of which could have a negative impact on our business, financial condition, and results of operations. Integration of an acquired company may also disrupt ongoing operations and carry substantial compliance burdens and costs, which may limit our ability to realize the anticipated benefits of such acquisitions, and which may require management resources that would otherwise be focused on developing and expanding our existing business. We may experience losses related to potential investments in other companies, which could materially and adversely affect our business, financial condition, and results of operations. Furthermore, the benefits of any acquisition, strategic alliance, or joint venture may also take considerable time to develop, and we cannot be certain that any particular acquisition, strategic alliance, or joint venture will produce the intended benefits in a timely manner or to the extent anticipated or at all.

We face risks associated with the King Mountain JV and the Far North JV and may face similar risks in the future by entering into other joint ventures.

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

Although we expect that our interest in the King Mountain JV and in our joint venture entity, Far North Power Corp. (“the Far North JV”), in partnership with Macquarie will result in benefits to us, we may not realize those benefits. Business decisions or other actions or omissions of the partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our interest in our joint ventures, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand. Our ability to realize value from our joint ventures may be limited by applicable securities laws and regulations. If we fail to address the foregoing risks or other problems encountered in connection with current or future joint ventures, it could have a material adverse effect on our business, financial condition, and results of operations.

We operate in the United States and Canada and may further expand our operations internationally, which may expose us to risks associated with doing business internationally.

We currently operate in the United States and Canada and may further expand our operations internationally. As a result, we are and may become increasingly exposed to risks inherent in conducting business outside of the United States. These risks include the following:

●	adverse changes in foreign currency exchange rates;
●	increased difficulty in protecting our intellectual property rights and trade secrets, including litigation costs and the outcome of such litigation in jurisdictions outside the United States;
●	increased exposure to events that could impair our ability to operate internationally with third parties such as problems with such third parties’ operations, finances, insolvency, labor relations, manufacturing capabilities, costs, insurance, natural disasters, public health emergencies, or other catastrophic events;
●	unexpected legal or government action or changes in legal or regulatory requirements;
●	difficulties in managing, growing, and staffing international operations;
●	social, economic, or political instability;
●	potential negative consequences from changes to taxation or tariff policies;
●	challenges to the transfer pricing of cross-border intercompany transactions;
●	increased difficulty in ensuring compliance by employees, agents, and contractors with our policies as well as with the laws of multiple jurisdictions, including international environmental, health, and safety laws and increasingly complex regulations relating to the conduct of international commerce, including import/export laws and regulations, economic sanctions laws and regulations, and trade control; and
●	increased exposure to cybersecurity risks in foreign jurisdictions that may materially and adversely affect our business, financial condition and results of operations.

We may incur significant expenses as a result of our international operations, and we may not be successful in converting those expenditures into increased profitability. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition and results of operations.

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

Risks Related to Bitcoin

If we fail to grow our hashrate, we may be unable to compete, and our business, financial condition, and results of operations could suffer.

Generally, a Bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a Bitcoin reward is a function of the miner’s hashrate (i.e., the amount of computing power devoted to supporting the Bitcoin blockchain), relative to the global network hashrate. As demand for Bitcoin has increased, the global network hashrate has increased, and to the extent more adoption of Bitcoin occurs, we would expect the demand for Bitcoin would increase, drawing more mining companies into the industry and further increasing the global network hashrate. As new and more powerful miners are deployed, the global network hashrate will continue to increase, meaning a miner’s percentage of the total daily rewards will decline unless it deploys additional hashrate at pace with the growth of global hashrate. Accordingly, to compete, we believe we will need to continue to acquire new miners, both to replace those lost to ordinary wear-and-tear and other damage, and to increase our hashrate to keep up with a growing global network hashrate. However, there can be no assurance that we will have the resources to acquire new miners and increase our hashrate in order to maintain the profitability of our mining operations. See “—We may be unable to purchase miners at scale or face delays or difficulty in obtaining new miners at scale.”

Furthermore, predicting the growth in network hashrate is extremely difficult. Generally, we would expect hashrate increases to be correlated with increases in Bitcoin price, but that has not always been the case, including during recent periods of time during 2022 and 2023. To the extent that hashrate increases but the price of Bitcoin does not, there can be no assurance that we would be able to recover our investment in the hardware and processing power required to upgrade our mining operations, and the results of our Bitcoin mining operations will suffer.

We may be unable to purchase miners at scale or face delays or difficulty in obtaining new miners at scale.

Our Bitcoin mining operations can only be profitable if the costs, inclusive of hardware and electricity costs, associated with mining Bitcoin are lower than the price of the Bitcoin mined at the time of sale. As the cost of obtaining new miners increases, the cost of producing Bitcoin also increases. For example, miners experience ordinary wear-and-tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. Additionally, as technology evolves, we may acquire newer models of miners to remain competitive in the market. The continual upgrade and refresh of mining machines requires substantial capital investment, and we may face challenges in doing so on a timely basis based on the price and availability of new miners and our access to adequate capital resources.

In the past, we have observed periods of shortage in new miners available for purchase and a delay in delivery schedules for new miner purchases. There is no assurance that miner manufacturers or any other equipment manufacturers will be able to keep pace with potential surges in demand for mining equipment. It is uncertain how manufacturers will respond to increased global demand and whether they fulfill purchase orders fully and in a timely manner. Supply chain issues or geopolitical matters, including the relationship of the United States and Canada with China and other countries may also impact equipment manufacturers’ ability to fully and timely fulfill purchase orders. In the event that miner manufacturers or other suppliers are not able to keep pace with, or fail to satisfy, demand, we may not be able to purchase miners or other equipment in sufficient quantities or on the delivery schedules required to meet our business needs. For example, if delivery of our recently purchased BITMAIN Antminer S21+ miners is delayed or prevented, our business, financial condition, and results of operations may suffer. In the past, including for our recent purchase of BITMAIN Antminer S21+ miners, miner manufacturers have required advance deposits for miner purchases. If this continues in the future, we may need to tie up significant amounts of capital for prolonged periods before we receive and are able to deploy purchased miners to generate revenue. Should any suppliers default on purchase agreements with us, we may need to pursue recourse under international jurisdictions, which could be costly and time-consuming. The outcome of any actions initiated in such international jurisdictions, and our ability to enforce judgments (if any) issued in our favor on such jurisdictions is inherently uncertain given differences in legal systems, biases against foreign litigants in certain jurisdictions, and other factors outside our control.  Furthermore, there is no guarantee that we would succeed in recovering any of the deposits paid for such purchases, which could materially and adversely affect our business, financial condition, and results of operations.

Our reliance on third-party mining pool service providers, including Foundry and Luxor, for our mining revenue payouts may have a negative impact on our business, financial condition, and results of operations.

We receive Bitcoin rewards from our mining activity through third-party mining pool operators, including Foundry and Luxor. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. We provide computing power to mining pools, which use this computing power to operate nodes and validate blocks on the blockchain. The pools then distribute our pro-rata share of Bitcoin mined to us based on the computing power we contribute.

Under our mining pool agreements with Foundry and Luxor, our daily payout is calculated based on our hashrate contribution delivered to the pool in the applicable calculation period, after deducting the applicable pool fee, if any. Our pool fee in relation to these agreements is currently below 1.0% of our daily payout.

Should one of our pool operator’s systems suffer downtime due to a cyberattack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive Bitcoin mining rewards. Furthermore, we are dependent on the accuracy of the mining pool operators’ record keeping to accurately record the total processing power provided by us and other mining pool participants to the pool for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both our processing power provided and the total used by the pool, the mining pool operator uses its own recordkeeping to determine our proportion of a given reward. We have little means of recourse against mining pool operators if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business, financial condition, and results of operations.

The further development and acceptance of the Bitcoin network and other digital assets is subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of Bitcoin and other digital asset systems may adversely affect our business, financial condition, and results of operations.

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

During 2022 and early 2023, some well-known digital asset market participants, including Celsius Network, Voyager Digital Ltd., Three Arrows Capital, and Genesis Global Holdco LLC, declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem, negative publicity surrounding digital assets more broadly, decreased liquidity, and extreme price volatility. Even if there was no direct material impact on our business from such bankruptcies, we have been and may continue to be impacted indirectly.

Furthermore, the closure and temporary shutdown of major digital asset exchanges and trading platforms, such as FTX, due to fraud or business failure, has disrupted investor confidence in digital assets and led to a rapid escalation of oversight of the digital asset industry. Thus, the failures of key market participants and systemic contagion risk is expected to, as a consequence, invite stricter regulatory scrutiny. This could have a negative impact on further development and acceptance of digital asset networks and digital assets, including Bitcoin.

Other factors that could affect further development and acceptance of digital asset networks and other digital assets include:

●	continued worldwide growth in the adoption and use of digital assets as a medium of exchange or store of value;
●	governmental regulation of Bitcoin and its use, or restrictions on or regulation of access to and operation of the Bitcoin network or similar digital asset systems;

●	limitations on financial institutions processing funds for Bitcoin transactions, processing wire transfers to or from Bitcoin exchanges, Bitcoin-related companies or service providers, or servicing or maintaining accounts for persons or entities transacting in Bitcoin;
●	changes in consumer demographics and public tastes and preferences;
●	the maintenance and development of the open-source software protocol of the network, including software updates and changes to network protocols that could introduce bugs or security risks;
●	the increased consolidation of contributors to the Bitcoin blockchain through mining pools;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	the use of the networks supporting digital assets for developing smart contracts and distributed applications;
●	general economic conditions and the regulatory environment relating to digital assets;
●	environmental restrictions on the use of power to mine Bitcoin and a resulting decrease in global Bitcoin mining operations;
●	an increase in Bitcoin transaction costs and a resultant reduction in the use of and demand for Bitcoin; and
●	negative consumer sentiment and perception of Bitcoin specifically and digital assets generally.

The outcome of these factors could have negative effects on our business, financial condition, and results of operations as well as potentially negative effect on the value of any Bitcoin we mine or otherwise acquire or hold for our own account, which would harm investors in our securities.

The Bitcoin reward for successfully uncovering a block will halve several times in the future and Bitcoin’s value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.

Halving is a process incorporated into many proof-of-work consensus algorithms that reduces the coin reward paid to miners over time according to a pre-determined schedule. This reduction in reward spreads out the release of digital assets over a long period of time resulting in an ever smaller number of coins being mined. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For example, the mining reward for Bitcoin declined from 6.25 to 3.125 bitcoin on April 19, 2024. This process is scheduled to occur once every 210,000 blocks, until the total amount of Bitcoin rewards issued reaches 21 million.

As the number of Bitcoin awarded for solving a block in a blockchain decreases, our ability to achieve profitability becomes more difficult. While the Bitcoin price has had a history of price fluctuations around the halving of its rewards, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the trading price of Bitcoin or a proportionate decrease in mining difficulty does not follow these anticipated halving events, the revenue we earn from our Bitcoin mining operations would see a corresponding decrease, which would have a material adverse effect on our business, financial condition, and results of operations. If the award of Bitcoin rewards for solving blocks and transaction fees are not sufficiently high, we may not have an adequate incentive to continue mining and may decrease or cease our Bitcoin mining operations.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies may cause industry participants and consumers to abandon Bitcoin. As Bitcoin is the only digital asset we mine, we could face difficulty adapting to emergent digital ledgers, blockchains or alternatives thereto. This could prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our business, financial condition, and results of operations and the value of any Bitcoin we mine or otherwise acquire or hold for our own account.

Our operations, investment strategies, and profitability may be adversely affected by competition from other methods of investing in Bitcoin.

We compete with other users and/or companies that are mining Bitcoin and we also face significant competition from other users and/or companies that are processing transactions on one or more digital asset networks, as well as other potential financial vehicles, including securities, derivatives or futures backed by, or linked to, digital assets through entities such as exchange-traded funds. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in Bitcoin directly, which could limit the market for shares of our common stock and reduce its liquidity. The emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our ability to successfully pursue our strategy or operate at all, or to establish or maintain a public market for our securities. Such circumstances could have a material adverse effect on our business, financial condition, and results of operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, and harm our investors.

The characteristics of Bitcoin have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion, and ransomware scams. Furthermore, the exchanges on which Bitcoin trades are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for other assets. Such circumstances may result in a reduction in the price of Bitcoin and can adversely affect our business, financial condition, and results of operations.

Bitcoin and the exchanges on which Bitcoin trades are relatively new and, in most cases, largely unregulated. Certain characteristics, including the speed with which Bitcoin transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain Bitcoin transactions, and encryption technology that anonymizes these transactions make Bitcoin, and digital currencies generally, particularly susceptible to use in illegal activity such as fraud, money laundering, tax evasion, and ransomware scams. Furthermore, many Bitcoin exchanges do not typically provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, Bitcoin exchanges, including prominent exchanges handling a significant portion of the volume of Bitcoin trading.

While we continue to maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws, if we are found to have transacted with bad actors that have used Bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and may be prohibited or restricted from engaging in further transactions or dealings in Bitcoin. Furthermore, negative perception, a lack of stability in the broader Bitcoin markets, and the closure or temporary shutdown of Bitcoin exchanges due to fraud, business failure, hackers, malware, or government-mandated regulation may reduce confidence in Bitcoin and result in greater volatility in the prices of Bitcoin. A number of Bitcoin exchanges have been closed due to fraud, failure, or security breaches. In many of these instances, the customers of such Bitcoin exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin exchanges. To the extent investors view our common stock as linked to the value of our Bitcoin holdings, such a negative perception of Bitcoin exchanges could have a material adverse effect on the price of our common stock.

It may be illegal now, or in the future, to acquire, own, hold, sell, or use Bitcoin or other digital assets, participate in blockchains or utilize similar digital assets in one or more countries.

Although currently digital assets generally are not regulated or are lightly regulated in most countries, countries such as China have taken harsh regulatory action to curb the use of digital assets and may continue to take regulatory action in the future that could severely restrict the right to acquire, own, hold, sell, or use these digital assets or to exchange them for fiat currency. For example, in 2021 China instituted a blanket ban on all digital asset mining and transactions, including overseas digital asset exchange services taking place in China, effectively making all digital asset-related activities illegal in China. In certain nations, it is illegal to accept payment in Bitcoin or other digital assets for consumer transactions, and banking institutions are barred from accepting deposits of Bitcoin. Such restrictions may adversely affect us as the large-scale use of Bitcoin as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on our business, financial condition, and results of operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, ultimately harming investors.

A failure to properly monitor and upgrade the Bitcoin network’s protocol could damage that network and an investment in our securities.

As an open-source project, Bitcoin does not generate revenues for its contributors, and contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. The lack of guaranteed financial incentives for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. To the extent that contributors may fail to adequately update and maintain the Bitcoin network protocol, there may be a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.

There is a possibility of Bitcoin mining algorithms transitioning to “proof of stake” validation, which could make us less competitive and adversely affect our business, financial condition, and results of operations.

“Proof of stake” is an alternative method in validating digital asset transactions. Should the Bitcoin network shift from a “proof of work” validation method to a “proof of stake” validation method, mining would require less energy and may render companies, such as ours, less competitive. Furthermore, if our miners or other mining infrastructure cannot be modified to accommodate changes in rule or protocol of the Bitcoin network, our business, financial condition, and results of operations will be significantly affected.

If a malicious actor or botnet obtains control of a majority of the processing power active on any digital asset network, including the Bitcoin network, the blockchain may be manipulated in a manner that adversely affects an investment in us.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network, including the Bitcoin network, it may be able to alter the blockchain by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. In such alternate blocks, the malicious actor or botnet could control, exclude, or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Bitcoin or other network, or the Bitcoin or other community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible.

Miners ceasing operations would reduce the collective processing power on the Bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Bitcoin blockchain until the next scheduled adjustment in difficulty for block solutions). If a reduction in processing power occurs, the Bitcoin network may be more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the Bitcoin network. Although there are no known reports of malicious activity or control of the Bitcoin blockchain achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded, and could exceed, the 50% threshold. The possible crossing of the 50% threshold indicates a greater risk in that a single mining pool could exert authority over the validation of Bitcoin transactions. To the extent that the Bitcoin or other digital asset ecosystems, including developers and administrators of mining pools, do not act to ensure greater decentralization of Bitcoin or other digital asset mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin or other network will increase, which may adversely impact our business, financial condition, and results of operations.

Forks in the Bitcoin network may occur in the future, which may affect the value of Bitcoin held by us.

Contributors can propose refinements or improvements to the Bitcoin network’s source code that alter the protocols and software that govern the Bitcoin network and the properties of Bitcoin, including the irreversibility of transactions and limitations on the mining of new Bitcoin. This is known as a “fork.” In the event a developer or group of developers proposes modifications to the Bitcoin network that are not accepted by a majority of miners and users, but that are nonetheless accepted by a substantial plurality of miners and users, two or more competing and incompatible blockchain implementations could result running in parallel, yet lacking interchangeability and necessitating exchange-type transactions to convert currencies between the two forks. This is known as a “hard fork.”

The value of Bitcoin after the creation of a fork is subject to many factors, including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of additional forks in the future. It may be unclear following a fork which fork represents the original asset and which is the new asset. If we hold Bitcoin at the time of a hard fork into two digital assets, industry standards would dictate that we would be expected to hold an equivalent amount of the old and new assets following the fork. However, we may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons. For instance, we may determine that there is no safe or practical way to custody the new asset, that trying to do so may pose an unacceptable risk to our holdings in the old asset, or that the costs of taking possession and/or maintaining ownership of the new digital asset exceed the benefits of owning the new digital asset. Additionally, laws, regulation, or other factors may prevent us from benefiting from the new asset even if there is a safe and practical way to custody and secure the new asset. As such, we may not be able to realize the economic benefit of a fork, either immediately or ever, which could adversely affect the value of the Bitcoin we hold as well as our business, financial condition, and results of operations.

Our automated processes with respect to curtailment may adversely affect our ability to mine Bitcoin.

We may curtail the energy used by our Bitcoin mining operations in times of heightened energy prices or, in the case of a grid-wide electricity shortage, either voluntarily or by agreement with utility providers. We may also encounter other situations where utilities or government entities restrict or prohibit the provision of electricity to Bitcoin mining operations. In these cases, our ability to mine Bitcoin may be negatively affected.

Intellectual property rights claims may adversely affect the operation of some or all digital asset networks.

Third parties may assert intellectual property claims relating to the holding and transfer of digital assets, including Bitcoin, and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in some or all digital asset networks’ long-term viability or the ability of end-users to hold and transfer digital assets, including Bitcoin, may adversely affect the value of the Bitcoin we hold as well as our business, financial condition, and results of operations. Additionally, a meritorious intellectual property claim could prevent us and other end-users from accessing some or all digital asset networks or holding or transferring their digital assets. As a result, an intellectual property claim against us or other large digital asset network participants could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Capital Needs and Capital Strategy

We are highly concentrated in Bitcoin. Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin have in the past influenced, and are likely to continue to influence, our business, financial condition, and results of operations and the market price of our common stock.

Currently, our investments are highly concentrated in a single asset, Bitcoin. We generate revenue from Bitcoin rewards that we earn through self-mining in our facilities. We have also acquired, and may in the future acquire, additional Bitcoin through at-market purchases to build our strategic reserve of Bitcoin. However, Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin have in the past influenced, and are likely to continue to influence, our business, financial condition, and results of operations and the market price of our common stock. Our business, financial condition, and results of operations and the market price of our common stock would be adversely affected if the price of Bitcoin decreased substantially, including as a result of:

●	decreased user and investor confidence in Bitcoin, including due to the various factors described herein;
●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners, and investors, (ii) actual or expected significant dispositions of Bitcoin by large holders, including vehicles investing in Bitcoin or tracking Bitcoin markets, and (iii) actual or perceived manipulation of the spot or derivative markets for Bitcoin or spot Bitcoin ETPs;
●	negative publicity, media coverage, or sentiment due to events in or relating to, or perception of, Bitcoin or the broader digital assets industry, for example, (i) public perception that Bitcoin can be used as a vehicle to circumvent sanctions or to fund criminal or terrorist activities; (ii) expected or pending civil, criminal, regulatory enforcement, or other high profile actions against major participants in the Bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of Bitcoin mining and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the Bitcoin mining process;
●	changes in consumer preferences and the perceived value or prospects of Bitcoin;
●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for Bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of Bitcoin or adversely affect investor confidence in digital assets generally;
●	disruptions, failures, unavailability, or interruptions in service of Bitcoin exchanges;
●	cyber theft of Bitcoin from online wallet providers, or news of such theft from such providers or from individuals’ online wallets;
●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, exchanges, lending platforms, investment funds, or other digital asset industry participants;
●	regulatory, legislative, enforcement, and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality, or public perception of Bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, exchanges, lending platforms, or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	further reductions in mining rewards of Bitcoin, including block reward halving events or increases in the costs associated with Bitcoin mining, including increases in electricity costs and hardware and software used in mining, that may cause a decline in support for the Bitcoin network;
●	scaling challenges, including transaction congestion or slow settlement times and higher transaction fees, associated with processing transactions on the Bitcoin network;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
●	developments in mathematics or technology, including in digital computing, algebraic geometry ,and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and
●	changes in national and international economic and political conditions.

From time to time, we have entered, and may continue to enter, into certain hedging transactions to mitigate our exposure to fluctuations in the price of Bitcoin, which may expose us to risks associated with such transactions, including counterparty risk.

From time to time, we have entered, and may continue to enter, into certain hedging transactions to mitigate our exposure to the market price of Bitcoin. Engaging in hedging transactions may expose us to risks associated with such transactions, including counterparty risk. Hedging against a decline in the values of portfolio investments caused by volatile Bitcoin market prices does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline for other reasons. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio investments should increase. Moreover, it may not be possible to hedge against a particular fluctuation that is so generally anticipated by the markets that a hedging transaction at an acceptable price is unavailable. In light of these and other factors, we may not be successful in mitigating our exposure to volatile Bitcoin prices through any hedging transactions we undertake.

We may be subject to additional risks associated with holding Bitcoin for our own account.

Our Bitcoin are not insured and we do not hold our Bitcoin with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Therefore, our Bitcoin are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. Instead, we safeguard and keep our Bitcoin private by utilizing storage solutions provided by NYDIG Trust Company LLC (“NYDIG”), BitGo Trust Company Inc. (“BitGo”), and Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Although our Bitcoin custodians use security procedures with various elements, such as redundancy, segregation, and cold storage, to minimize the risk of loss, damage, and theft, neither the custodians nor we can guarantee the prevention of such loss, damage, or theft, whether caused intentionally, accidentally, or by force majeure. In light of the significant amount of Bitcoin we hold, these additional risks, including security breaches or cyberattacks or the risk that our Bitcoin could be determined to be property of a bankruptcy estate, are of particular concern and any loss, whether temporary or permanent, of our Bitcoin could adversely affect our business, financial condition, and results of operations.

Bitcoin may only be controlled by the possessor of both the unique public key and private key relating to the local or online digital wallet in which they are held. We are required to publish the public key relating to a digital wallet in use once we first verify a spending transaction from that digital wallet and broadcast such information into the respective network. We safeguard the private keys relating to our Bitcoin by relying on our custody providers. However, to the extent a private key is lost, destroyed, or otherwise compromised and no backup of the private key is accessible, we will be unable to access our Bitcoin and the private key will not be capable of being restored by the Bitcoin network. Any loss of private keys relating to digital wallets used to store our Bitcoin could adversely affect our business, financial condition, and results of operations.

Further, it is possible that, through computer or human error, theft, or other criminal action, our Bitcoin could be transferred in incorrect amounts or to unauthorized third parties or accounts. In general, Bitcoin transactions are irrevocable, and stolen or incorrectly transferred Bitcoin may be irretrievable, and we may have extremely limited or no effective means of recovering such Bitcoin. As a result, any incorrectly executed or fraudulent Bitcoin transactions could adversely affect our business, financial condition, and results of operations.

Bitcoin and other blockchain-based digital assets have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack on us or our custodians could result in a partial or total loss of our Bitcoin in a manner that may not be covered by insurance or indemnity provisions of the custody agreement with a custodian who holds our Bitcoin. Access to our Bitcoin could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Such a loss could have a material adverse effect on our business, financial condition, and results of operations.

In addition, we believe that existing law and the terms and conditions of our contractual arrangements with our custodians would not result in the Bitcoin held by our custodians being considered part of the custodian’s bankruptcy estate were the custodian to file for bankruptcy. However, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts and, if our custodially-held Bitcoin were, in the event of a bankruptcy of any of our custodians, nevertheless considered to be the property of a bankruptcy estate, the Bitcoin custodially-held on our behalf could be subject to bankruptcy proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such Bitcoin. Any such outcome could have a material adverse effect on our business, financial condition, and results of operations.

Furthermore, in connection with our treasury management processes, in preparing to sell Bitcoin, we may temporarily store all or a portion of our Bitcoin on various digital asset trading platforms, which requires us to rely on the security protocols of these trading platforms to safeguard our Bitcoin. While our treasury management processes are designed to mitigate exposure to trading platforms by diversifying our use of custodians and trading platforms, no security system is perfect and trading platforms have been subject to hacks resulting in the loss of digital assets in the past. Such trading platforms may be undercapitalized or over-exposed, as seen with FTX, and may not have adequate insurance necessary to cover any loss or may not compensate for loss where permitted under the laws of the relevant jurisdiction. In addition, malicious actors may be able to intercept our Bitcoin when we transact in or otherwise transfer our Bitcoin or while we are in the process of selling our Bitcoin via such trading platforms. An actual or perceived security breach or data security incident at the digital asset trading platforms with which we have accounts could harm our ability to operate, result in loss of our assets, damage our reputation and negatively affect the market perception of our effectiveness, all of which could adversely affect our business, financial condition, and results of operations.

We may experience liquidity constraints and may need to raise additional capital. We may be unable to raise the additional capital needed to operate and grow our business.

Liquidity risk is the risk that we will not be able to meet our financial obligations as they fall due. We currently settle our financial obligations out of cash and cash equivalents, including the net proceeds from the sale of common stock under our ATM program, and from the sale of our Bitcoin. We have a planning and budgeting process to help determine the funds required to support our normal spending requirements on an ongoing basis and our expansionary plans. However, the capital required to operate our business and implement our growth initiatives is substantial. As a result, we may need to raise additional funds through equity or debt financings in order to meet our operating and capital needs, fund our growth initiatives, and/or respond to competitive pressures or unanticipated working capital requirements, especially if the price of Bitcoin declines. However, we may be unable to do so in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all. If we are unable to raise the additional capital needed to maintain our operations and execute on our growth initiatives, we may be less competitive in our industry and our business, financial condition, and results of operations may suffer, and the market price for our securities may be materially and adversely affected. If we were to raise additional equity financing, our stockholders may experience significant dilution of their ownership interest, and the value of their investment could decline. Furthermore, if we were to raise additional debt financing, our debtors would likely have priority over holders of equity with respect to order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions, including terms that require us to maintain a specified level of liquidity or other balance sheet ratios that may not be in the interests of other stockholders.

We face risks associated with our current indebtedness, and our failure to service debt or remain in compliance with certain covenants may have a material adverse effect on our business, financial condition, and results of operations.

We and certain of our subsidiaries are party to various arrangements with lenders as described in more detail in this Annual Report, and we may become party to additional debt financing arrangements in the future. As of December 31, 2024, we had approximately $306.0 million of outstanding debt. Our level of indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. In addition, the increased amount of liquidity and capital required to pay interest on our indebtedness could reduce funds available for capital expenditures, growth initiatives and other activities, which may create competitive disadvantages for us relative to other companies with lower debt levels.

Agreements governing our current debt obligations, and any debt we may incur in the future may, contain financial covenants and covenants that restrict our and our subsidiaries’ ability to take certain corporate and operational actions. As a result of these covenants, we can be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Any violation by us of any of these covenants could provide the lender with the ability to accelerate the maturity of the indebtedness and exercise a variety of remedies, including foreclosing on any collateral securing the debt.

We operate in the United States and Canada and may experience currency risk as a result of our operations.

Currency risk is the risk that the value of a financial instrument will fluctuate due to changes in foreign exchange rates. Our functional currency is the U.S. dollar and most purchases are transacted in U.S. dollars. However, our Canadian entities use Canadian dollars as their functional currency, we incur costs in Canadian dollars, and we hold cash balances in Canadian dollars. As a result, we are exposed to fluctuations in currency exchange rates, which could negatively affect our business, financial condition, and results of operations. Management currently does not hedge our foreign exchange risk.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide digital asset-related services or that accept digital assets as payment.

Although a number of significant U.S. banks and investment institutions allow customers to carry and invest in Bitcoin and other digital assets, the acceptance and use by banks of digital assets, including Bitcoin, varies. However, a number of companies that provide Bitcoin or other digital asset-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. This risk may be further exacerbated in light of several high-profile bankruptcies in the digital assets industry, as well as bank failures, which have disrupted investor confidence in digital assets and led to a rapid escalation of oversight of the digital asset industry. For example, certain banks have implemented enhanced know-your-customer and anti-money laundering requirements in connection with potential digital asset customers. These enhanced requirements may make it more difficult for digital asset-related companies to find banking or financial services.

A number of companies and individuals or businesses associated with digital assets may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to maintain these services for our business.

The difficulty that many businesses that provide Bitcoin or other digital asset-related services have and may continue to have in finding banks and financial institutions willing to provide them services may decrease the usefulness of digital assets as a payment system and harm public perception of digital assets. Similarly, the usefulness of digital assets as a payment system and the public perception of digital assets could be damaged if banks or financial institutions were to close the accounts of businesses providing Bitcoin or other digital asset-related services. This could occur as a result of compliance risk, cost, government regulation, or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and commodities exchanges, the over-the-counter market, and the Depository Trust Company. Such factors would have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Certain Regulations and Laws, Including Tax Laws

Our operations are subject to various legal, regulatory, governmental, and technological uncertainties.

As of December 31, 2024, our platform included five Bitcoin mining sites in North America, four natural gas power generation facilities in Canada, five cloud and colocation data centers in Canada, and a non-operational site in Canada. We also brought online 1,000 NVIDIA H100 GPUs for our GPU-as-a-Service business. Our various lines of business operating across multiple jurisdictions subject us to extensive laws, rules, regulations, policies, orders, determinations, directives, and legal and regulatory interpretations and guidance.

Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, digital assets, AI, and/or related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the crypto and AI economies, are subject to significant uncertainty, and vary widely across U.S. and Canadian federal, state, provincial, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto and AI industries requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied, or are deemed to have not complied, with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our offerings, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, financial condition, and results of operations.

Additionally, various governmental and regulatory bodies, including legislative and executive bodies, in the United States, Canada, and in other countries may adopt new laws and regulations, the direction and timing of which may be influenced by changes in the governing administrations and major events in the economy. For example, in light of the recent change in administration in the United States, there is considerable uncertainty and potential conflict regarding and among existing laws, judicial orders and bans, new presidential executive orders, regulatory frameworks, leadership changes, and enforcement priorities and strategies. Penalties for non-compliance with any of these orders or regulations may be significant. Proposed tariffs to be imposed by the United States on imports from certain countries and potential counter-tariffs in response, could lead to increased costs and supply chain disruptions. If we are not able to navigate these changes, it could have a material adverse effect on our business, financial condition, and results of operations.

Due to our business activities, we may be subject to examinations, oversight, reviews, investigations, and inquiries, many of which have broad discretion to audit and examine our business. Moreover, laws and regulations related to economic sanctions, export controls, anti-bribery and anti-corruption, and other international activities may restrict or limit our ability to engage in transactions or dealings with certain counterparties in, or with, certain countries or territories, or in certain activities. We cannot guarantee compliance with all such laws and regulations, and failure to comply with such laws and regulations could expose us to fines, penalties, or costly and expensive investigations. Any new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying if and how we provide our offerings. Adverse changes to, or our failure to comply with, any laws and regulations may have an adverse effect on our business, financial condition, and results of operations.

We may be subject to substantial environmental or energy regulation and may be adversely affected by legislative or regulatory changes.

Our business is subject to extensive U.S. and Canadian federal, state, provincial, and local laws. Compliance with, or changes to, the requirements under these legal and regulatory regimes may cause us to incur significant additional costs or adversely impact our ability to compete on favorable terms with competitors. Our plans and strategic initiatives are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our plans, if we are able to adapt them at all, to such changes. Failure to comply with such requirements could result in the shutdown of a non-complying facility, the imposition of liens, fines, and/or civil or criminal liability, costly litigation, or substantial delays or modifications to our operations or strategic initiatives. Changes to these laws and regulations could result in temporary or permanent restrictions on the development or operation of our facilities or restrictions on their use. Compliance with, or opposing such regulation, may be costly. In addition, we may be responsible for any on-site liabilities associated with the environmental condition of facilities that we have acquired, leased, developed, or sold, regardless of when the liabilities arose and whether they are now known or unknown.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because Bitcoin mining and AI compute, with their energy demand, and Far North, as an operator of power plants, may become targets for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our business, financial condition, and results of operations. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business, financial condition, and results of operations.

Increased scrutiny and changing expectations from stakeholders with respect to our practices and the impacts of climate change may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to environmental, social, and governance (“ESG”) matters. Investor advocacy groups, certain institutional investors, investment funds, and other influential investors are increasingly focused on ESG and in recent years have placed increasing importance on the non-financial impacts of their investments. In May 2021, the SEC proposed rule changes that would require public companies to include certain climate-related disclosures in their periodic reports. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees. The implementation of the SEC’s proposed rule changes was stayed in April 2024 in response to consolidated legal challenges. However, should the rule changes ultimately become effective, in either their current or a revised form, we, as a public company, may also face increased oversight from the SEC with respect to our climate-related disclosures. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, our business, financial condition, and results of operations could be negatively impacted.

We may be adversely affected by physical risks related to climate change and our response to it.

Severe weather events, such as droughts, wildfires, flooding, heat waves, hurricanes, typhoons, and winter storms, and other natural and manmade events pose a threat to our operations through physical damage to facilities or equipment, power supply disruption, and long-term effects on the cost of electricity. The frequency and intensity of severe weather events are reportedly increasing as part of broader climate changes. Changes in global weather patterns may also pose long-term risks of physical impacts to our business.

We maintain certain disaster recovery and business continuity plans that would be implemented in the event of severe weather events that interrupt our operations. While these plans are designed to allow us to recover from natural disasters or other events that can interrupt our business, we cannot be certain that our plans will work as intended to mitigate the impacts of such disasters or events. Failure to prevent impact to us and our customers from such events could adversely affect our business, financial condition, and results of operations.

Our interactions with a blockchain may expose us to specially designated nationals (“SDN”) or blocked persons and new legislation or regulation could adversely impact our business or the market for digital assets.

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its SDN list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our policies prohibit any transactions with such SDN individuals, and we take commercially reasonable steps to avoid such transactions, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to transacting in Bitcoin. Moreover, there is a risk that some bad actors will continue to attempt to use digital assets, including Bitcoin, as a potential means of avoiding federally imposed sanctions.

We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the digital asset industry, or the potential impact of the use of Bitcoin or other digital assets by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business, financial condition, and results of operations and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any enforcement actions, all of which could harm our business, financial condition, and results of operations.

The application of the U.S. Commodities Exchange Act of 1936, as amended (the “CEA”) and the regulations promulgated thereunder to our business is unclear and is subject to change in a manner that is difficult to predict.

The application of the CEA, and the regulations promulgated thereunder by the CFTC to our business is unclear and is subject to change in a manner that is difficult to predict. To the extent we become or are deemed to be subject to regulation by the CFTC in connection with our business activities, we may incur additional regulatory obligations and compliance costs, which may be significant.

The CFTC has stated, and judicial decisions involving CFTC enforcement actions have confirmed, that Bitcoin and other digital assets fall within the definition of a “commodity” under the CEA, and the regulations promulgated by the CFTC thereunder (“CFTC Rules”). As a result, the CFTC has general enforcement authority to police against manipulation and fraud in the spot markets for Bitcoin and other digital assets. From time to time, manipulation, fraud, and other forms of improper trading by other participants involved in the markets for Bitcoin and other digital assets have resulted in, and may in the future result in, CFTC investigations, inquiries, enforcement action, and similar actions by other regulators, government agencies, and civil litigation. Such investigations, inquiries, enforcement actions, and litigation may cause negative publicity for Bitcoin and other digital assets, which could adversely impact mining profitability, the value of such assets, and the price of our common stock.

In addition to the CFTC’s general enforcement authority, the CFTC has regulatory and supervisory authority with respect to commodity futures, options, and/or swaps (“Commodity Interests”) and certain transactions in commodities offered to retail purchasers on a leveraged, margined, or financed basis. Changes in our activities, the CEA, CFTC Rules, or the interpretations and guidance of the CFTC may subject us to additional regulatory requirements, licenses, and approvals, which could result in significant increased compliance and operational costs.

Furthermore, trusts, syndicates, and other collective investment vehicles operated for the purpose of trading in Commodity Interests may be subject to regulation and oversight by the CFTC and the National Futures Association as “commodity pools.” If our mining activities or transactions in Bitcoin were deemed by the CFTC to involve Commodity Interests and the operation of a commodity pool for our shareholders, we could be subject to regulation as a commodity pool operator and required to register as such. Such additional registrations may result in increased expenses, thereby materially and adversely impacting our business, financial condition, and results of operations. If we determine it is not possible or practicable to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in our business.

If regulatory changes or interpretations require our registration as a “money services business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act (the “BSA”), or otherwise under state laws, we may incur significant compliance costs.

FinCEN regulates providers of certain services with respect to “convertible virtual currency,” including Bitcoin. Businesses engaged in the transfer of convertible virtual currencies are subject to registration and licensure requirements at the U.S. federal level and also under U.S. state laws. While FinCEN has issued guidance that digital assets mining, without engagement in other activities, does not require registration and licensure with FinCEN, this could be subject to change as FinCEN and other regulatory agencies continue their scrutiny of the Bitcoin network and digital assets generally. To the extent that our business activities cause us to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our activities would cause us to be deemed a “money transmitter” or equivalent designation under state law in any state in which we may operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, including implementing a know-your-counterparty program and transaction monitoring, maintenance of certain records, and other operational requirements.

Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses. Furthermore, we may not be capable of complying with certain federal or state regulatory obligations applicable to “money services businesses” and “money transmitters,” such as monitoring transactions and blocking transactions, because of the nature of the Bitcoin blockchain. If we are deemed to be subject to and determine not to comply with such additional regulatory and registration requirements, we may cease or alter our activities and offerings.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical or impossible for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act. We intend to conduct our operations so that we will not be deemed an investment company. We believe that we are not and will not be primarily engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. The SEC and its staff have taken the position that certain digital assets fall within the definition of a “security” under the U.S. federal securities laws. Although public statements by senior officials and the staff of the SEC indicate that the SEC does not intend to take the position that Bitcoin is a security (in its current form), such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court.

As a result of our investments and our Bitcoin mining activities, it is possible that the investment securities we hold in the future could exceed 40% of our total assets, exclusive of U.S. government securities and cash items, particularly if the SEC’s position on Bitcoin changes, and, accordingly, we could become an inadvertent investment company. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions or exemptions under the 1940 Act. One such exemption, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. As of the date of this Annual Report, we do not believe we are an inadvertent investment company. If we do become an inadvertent investment company in the future, we may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and/or Bitcoin on hand or liquidating investment securities or Bitcoin or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner. Liquidating investment securities or Bitcoin could result in losses.

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

Classification as an investment company under the 1940 Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming, expensive, and restrictive and may require a restructuring of our business, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons, and portfolio composition, and would need to file reports under the 1940 Act regime. The cost of such compliance would result in us incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact on our business, financial condition, and results of operations. Furthermore, our classification as an investment company could adversely affect our ability to engage in future combinations, acquisitions, or other transactions on a tax-free basis.

We are involved in legal proceedings from time to time, which could adversely affect us.

From time to time, we have been, and may in the future be, a party to legal and regulatory proceedings, including matters involving governmental agencies or regulators, entities with whom we do business, and other proceedings, whether arising in the ordinary course of business or otherwise. We evaluate our exposure to legal and regulatory proceedings and establish reserves, if required, for the estimated liabilities in accordance with generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties and contingencies. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liabilities, or require us to change our business practices. In addition, the expenses and liabilities of litigation and other proceedings, and the timing of these expenses from period to period, are difficult to estimate, subject to change, and could adversely affect our business, financial condition, and results of operations. For a description of material legal proceedings in which we are involved, see Note 24. Commitments and contingencies to our Consolidated Financial Statements included elsewhere in this Annual Report.

In addition, responding to lawsuits brought against us and governmental inquiries or legal actions that we may initiate can often be expensive, time-consuming, and disruptive to normal business operations. Moreover, the results of complex legal proceedings and governmental inquiries could adversely affect our business, financial condition, and results of operations, and we could incur substantial monetary liability and/or be required to change our business practices.

Prior to the closing of the Business Combination, USBTC had completed a rescission offer of privately issued securities (the “Rescission Offer”).

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

Management of USBTC became aware that (i) court orders against two of USBTC’s now-former stockholders, John Stetson and Mark Groussman, which, among other things, restrain and enjoin such stockholders from violating certain federal securities laws, may have precluded USBTC from relying on certain federal and state securities exemptions for the offerings since such stockholders may have been deemed “promoters” based on certain of their activities in one or more of the offerings, (ii) it is possible that payments made to certain persons may be deemed as a commission or finder’s fee in connection with one or more of the offerings, and (iii) given the fact that proper notification and/or other provisions for an exemption may not have been complied with, the sale of certain Rescission Securities may not have been in compliance with state securities, “blue sky” or other applicable laws. Because of the aforementioned items, it is possible that the disclosure provided to subscribers in the aforementioned offerings was incomplete. As a result, USBTC elected to conduct the Rescission Offer. All equity previously held by Messrs. Stetson and Groussman and any of their family members and/or affiliates has been sold to other equity holders of USBTC, and USBTC has taken all other actions necessary as of August 2021 so that Messrs. Stetson and Groussman no longer have any involvement with USBTC.

The Rescission Offer remained open until the earlier of (i) the date on which USBTC received written responses from all offerees and (ii) 30 days after delivery of the Rescission Offer. The Rescission Offer closed with only one holder of 126 shares of USBTC Series A Preferred Stock elected to have USBTC redeem his investment and rescind his purchase of the USBTC Series A Preferred Stock. If all securityholders were to have accepted the Rescission Offer, USBTC would have been required to pay approximately $41.2 million in the aggregate. USBTC has voluntarily paid off all of the promissory notes included within the Rescission Securities, and therefore those notes are no longer subject to potential rescission.

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

Changes in tax laws or unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in various jurisdictions in the United States and Canada, and may become subject to taxation in additional jurisdictions as we expand. Our effective tax rate could be adversely affected in the future by several factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application, changes in the geographic mix of our earnings, and the outcome of income tax audits in any of the jurisdictions in which we operate or are otherwise subject to tax.

A significant change in U.S. or Canadian tax laws and regulations may materially and adversely impact our income tax liability, provision for income taxes, and effective tax rate. We regularly assess these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the outcome of income tax audits and related litigation could be materially different than that reflected in our historical income tax provisions and accruals. There can be no assurance that the resolution of any audits or litigation will not have an adverse effect on business, financial condition, and results of operations.

Developments regarding the treatment of Bitcoin for applicable U.S. and Canadian federal, state, provincial, local, and other tax purposes could adversely impact our business.

Due to the new and evolving nature of Bitcoin and the absence of comprehensive guidance with respect to Bitcoin and related transactions, many significant aspects of the applicable U.S. and Canadian federal, state, provincial, local and other tax treatment of transactions involving Bitcoin, such as the purchase and sale of Bitcoin and the receipt of staking rewards and other digital asset incentives and rewards products, are uncertain, and it is unclear what guidance may be issued in the future with respect to the tax treatment of Bitcoin and related transactions.

Current Internal Revenue Service (“IRS”) guidance indicates that for U.S. federal income tax purposes digital assets, including Bitcoin, should be treated and taxed as property, and transactions involving the payment of Bitcoin for goods and services should be treated in effect as barter transactions. The IRS has also released guidance to the effect that, under certain circumstances, hard forks and airdrops of digital currencies may give rise to taxable events and guidance with respect to the determination of the tax basis of digital currencies. However, current IRS guidance does not address other significant aspects of the U.S. federal income tax treatment of digital assets and related transactions. Moreover, although current IRS guidance addresses the treatment of certain hard forks and airdrops, there continues to be uncertainty with respect to the timing and amount of income inclusions for various crypto asset transactions, including staking rewards, other digital asset incentives, and reward products. Generally, while current IRS guidance creates a potential tax reporting requirement for any circumstance where the ownership of a Bitcoin passes from one person to another, it preserves the right to apply capital gains treatment to those transactions, which may be favorable for investors in Bitcoin.

There can be no assurance that the IRS will not alter its existing position with respect to digital assets in the future or that Canadian federal, or applicable state, provincial, local, and other taxing authorities or courts will follow, or continue to follow, the approach of the IRS with respect to the treatment of digital assets, including Bitcoin. Generally, any alteration of existing guidance or issuance of new or different guidance may have negative consequences, including the imposition of a greater tax burden on investors in Bitcoin or imposing a greater cost on the acquisition and disposition of Bitcoin, In either case, this may have a negative effect on the trading price of Bitcoin or otherwise negatively impact our business, financial condition, and results of operations. In addition, future technological and operational developments that may arise with respect to digital currencies may increase the uncertainty of its treatment for applicable U.S. and Canadian federal, state, provincial, local, and other tax purposes.

We may not protect our intellectual property rights and other proprietary rights effectively, which would allow competitors to duplicate our offerings.

Our success and ability to compete in our markets depends, in part, upon our proprietary technology. We may not be able to obtain broad protection in the United States, Canada, or elsewhere for our existing and future intellectual property and other proprietary rights. Protecting our intellectual property rights and other proprietary rights may require significant expenditure of our financial, managerial, and operational resources. Any of our intellectual property rights and other proprietary rights, whether registered, unregistered, issued or unissued, may be challenged by others or invalidated through administrative proceedings and/or litigation. Moreover, the steps that we may take to protect our intellectual property and other proprietary rights may not be adequate to protect such rights or prevent third parties from infringing or misappropriating such rights. A third party might try to reverse engineer or otherwise obtain and use our technology without our permission, allowing competitors to duplicate our products. We cannot guarantee that others will not readily ascertain by proper means the proprietary technology used in or embodied by our products, services or technology or that others will not independently develop substantially equivalent products, services or technology or that we can meaningfully protect the rights to unpatented products, services, or technology. We cannot guarantee that our agreements with our employees, consultants, advisors, sublicensees and strategic partners restricting the disclosure and use of trade secrets, inventions and confidential information relating to our products, services or technology will provide meaningful protection.

Our products, services or technology may infringe claims of third-party intellectual property rights or other proprietary rights, which could adversely affect our business and profitability.

Our commercial success depends, in part, on our ability to operate without infringing third-party intellectual property rights or other proprietary rights. For example, there may be issued patents of which we are not aware that our products, services or technology infringe on. Also, there may be patents we believe we do not infringe on, but that we may ultimately be found to by a court of law or government regulatory agency. Moreover, patent applications, in some cases, are maintained in secrecy until patents are issued. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our services or products allegedly infringe on. For example, prior to the closing of the Business Combination, on May 11, 2023, Lancium, LLC (“Lancium”) filed a lawsuit claiming USBTC infringed upon a number of its patents with respect to USBTC’s use of certain energy software and sought unspecified compensatory damages, treble damages, and attorney’s fees and costs. On January 16, 2024, the lawsuit by Lancium was dismissed without prejudice. However, if any party asserts claims against us, litigation may have a material adverse effect on us even if we successfully defend ourselves. Any claims against us, with or without merit, would likely be time-consuming, requiring our management team to dedicate substantial time to addressing the issues presented. Furthermore, the party bringing the claim may have greater resources than we do. In lieu of expensive intellectual property litigation, we may seek one or more patent or other intellectual property licenses, but we cannot assure you that we could secure a license on reasonable terms.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control.

The trading price of our common stock has been, and is likely to continue to be, volatile, and may be influenced by market conditions, including the risks, uncertainties, and factors described in this Annual Report and our other filings with the SEC, as well as factors beyond our control or of which we may be unaware. As a result, investment in our common stock is inherently risky and as a holder, you might not be able to sell your shares of our common stock at or above the price that you paid for them.

In addition, the price of Bitcoin has been highly volatile and unpredictable, and the trading price of our common stock has often been highly and directly correlated with the price fluctuations of Bitcoin. Specifically, we have experienced adverse effects on the price of our common stock when the value of Bitcoin has fallen, and we anticipate similar outcomes. Furthermore, if the market for Bitcoin or capital markets in general experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, and results of operations. That is, the trading price of our common stock is subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence share prices or the value of non-digital assets such as revenue, cash flows, profitability, growth prospects, or business activity levels since the value and price, as determined by the investing public, may be influenced by future anticipated adoption or appreciation in value of Bitcoin, other digital assets, or Blockchains generally, factors over which we have little or no influence or control.

Factors that may contribute to market price fluctuations of our common stock include the following:

●	volatility in the price of Bitcoin;
●	actual or anticipated fluctuations in our results of operations and/or future prospects;
●	recommendations by securities research analysts;
●	changes in the economic performance or market valuations of companies in the industry in which we operate;
●	addition to or departure of our executive officers, directors, and/or other key personnel;
●	sales or perceived sales of additional shares of our common stock;
●	operating and financial performance that vary from the expectations of management, securities analysts, and investors;
●	regulatory changes affecting our industry generally and our business and operations;
●	announcements of developments and other material events by us or our competitors and related market expectations;
●	fluctuations to the costs of vital products and services used by us in our business;
●	changes in global financial markets, global economies, and/or general market conditions, such as interest rates;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
●	litigation or regulatory action against us;
●	news reports, investor speculation, social media, chat rooms, rumors, and other methods of information dissemination concerning trends, concerns, technological, or competitive developments, regulatory matters, and other related issues regarding potential developments in our business, industry, or target markets;
●	the level of short interest in our stock; and
●	current and future global economic, political, and social conditions.

Securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We have been, and may continue to be, the target of similar litigation in the future. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

We have identified material weaknesses in our internal control over financial reporting, which, if not timely remediated may adversely affect the accuracy and reliability of our future financial statements, and our reputation, business and the price of our common stock, as well as may lead to a loss of investor confidence in us.

As described under Item 9A. “Controls and Procedures” included elsewhere in this Annual Report, as we prepared the consolidated financial statements for the year ended December 31, 2024, management and our independent registered public accounting firm identified the following material weaknesses:

●	our control pertaining to the review was not operating effectively as it relates to the calculation of the deferred tax provision for Bitcoin held in an international jurisdiction; and
●	our control pertaining to the review of a complex accounting transaction related to our BITMAIN miner purchase agreement was not operating effectively.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Since the material weaknesses were identified, our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. We are taking the following actions to remediate these material weaknesses:

●	replacing our existing third-party advisor who prepared and supported our review of the deferred taxes calculation with an advisor who has additional expertise in calculating deferred income taxes in the international jurisdictions in which we operate;
●	replacing our existing third-party advisor who supported our review of the BITMAIN miner purchase agreement with an advisor who has additional expertise in Bitcoin-related transactions; and
●	developing and implementing enhanced controls related to the review of certain of our third-party advisors with respect to their review of certain complex transactions.

We cannot assure you the measures we are taking to remediate the material weaknesses will be sufficient or that they will prevent future material weaknesses. Additional material weaknesses or failure to maintain effective internal control over financial reporting could cause us to fail to meet our future reporting obligations or could result in material misstatements in our financial statements, which in turn could have an adverse effect on our financial condition. If we are unable to confirm that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could lead to a loss of investor confidence in us and cause the price of our common stock to decline.

Future issuances of our capital stock or rights to purchase capital stock could result in dilution to our stockholders and could cause our stock price to decline.

We have in the past, and may in the future, whether in the ordinary course of business or otherwise, issue shares of our common stock or securities convertible into or exchangeable for shares of our common stock, including as a result of the conversion or exercise, as applicable, of restricted stock units, performance stock units, or options. We have issued shares of common stock under our ATM program and may do so in the future. We may also issue shares of our common stock upon the possible conversion of our outstanding convertible note issued to Coatue Tactical Solutions Lending Holdings AIV 3 LP or in satisfaction of certain required payments or other obligations under an acquisition agreement, joint venture agreement, or other agreement. Any additional issuance of our common stock will dilute the ownership of our stockholders and may adversely affect prevailing market prices for our common stock.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and execute our strategic initiatives. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our business, financial condition, results of operations, cash requirements and availability, industry trends, and other factors that the Board may deem relevant. Any such decision also will be subject to compliance with contractual restrictions and covenants in the agreements governing our indebtedness. We may also incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your shares of our common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends could also adversely affect the market price of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Under the terms of the Amended and Restated Certificate of Incorporation of Hut 8 Corp. (our “Certificate of Incorporation”), our Board has the authority, without further action by our stockholders (except as required by Nasdaq or TSX listing standards or applicable law), to issue up to 25,000,000 shares of preferred stock in one or more series with such designations, powers, preferences, special rights, qualifications, limitations, and restrictions as our Board may determine from time to time. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and directors and depress the market price of our common stock.

Our Certificate of Incorporation, our amended and restated bylaws (our “Bylaws”), and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board. Among others, our Certificate of Incorporation and Bylaws include the following provisions:

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

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned 85% of the common stock, or (iii) following board approval, the business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder.

Any provision of our Certificate of Incorporation, our Bylaws, or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our Certificate of Incorporation and our Bylaws include a forum selection clause, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our Certificate of Incorporation and our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on Hut 8’s behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to any provisions of the DGCL, our Certificate of Incorporation, or our Bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our Certificate of Incorporation and our Bylaws also provide that the federal district courts of the United States of America is the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to the resolution of any complaint asserting a cause of action arising under the Exchange Act. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation and our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations.

We are a large accelerated filer and, subject to certain grace periods, may no longer provide scaled disclosures as an emerging growth company, which will increase our costs and demands on management.

As of December 31, 2024, we become a large accelerated filer, and are no longer an emerging growth company. As an emerging growth company, we had the option to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Subject to certain grace periods, we may no longer provide scaled disclosure as an “emerging growth company” as defined under the Exchange Act, which will increase our costs and demands on management. In addition, we have previously availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act. However, we may no longer avail ourselves of this exemption as a large accelerated filer, which will increase our expenses and require a significant amount of management time.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Given the inherent and growing risks of operating our business, we recognize the importance of incorporating, monitoring, and updating cybersecurity risk programs as part of operating, management, and governance practices. Our Operations Risk Management Program has been designed to monitor and mitigate risks across our operations and assess cybersecurity risks related to customers, partners, and suppliers. Our Cybersecurity Program is an integral component of our Operations Risk Management Program. It is currently owned by our Chief Legal Officer and Corporate Secretary and will be led by a Vice President of IT and Cybersecurity, a position we are actively recruiting for. We also benefit from the insights of external third-party advisors. We believe our team, boasting extensive experience and holding various industry-standard cybersecurity certifications, capably handles a wide range of complex cybersecurity demands, including assessments, operations, and remediation across the entire spectrum of cybersecurity challenges. Our internal and external security teams collaboratively spearhead our cybersecurity efforts, focusing on standards, policy creation and implementation, architecture, and processes. Our Risk Committee, comprising senior executives and leaders from various departments, oversees and advises on technological risks confronting our business, including cybersecurity. Our internal experts and external third-party advisors assess our security posture on a regular basis, and the results of those reviews are reported to our Risk Committee and other relevant members of senior management as well as to our Board. Our Incident Response Committee, which is comprised of our leaders in the areas of information security, information technology, legal, finance, privacy, and communications, is responsible for leading our response to cyber incidents. Our Cybersecurity Incident Response Plan outlines the processes by which management and our Board monitor, detect, assess, and resolve cyber incidents. It is designed to identify material risks and appropriate procedures for managing them and ensure that necessary disclosures are made promptly to uphold transparency and compliance with relevant regulations.

We, our third-party suppliers, and our customers, along with other companies in our industry, have been subject to, and are likely to continue to be the target of, data breaches, cyber-attacks, and other similar incidents as discussed in more detail in “Risk Factors.” We have implemented a Vendor Due Diligence process to oversee and identify material risks, including cybersecurity threats, stemming from our engagement with third-party service providers. Our process is designed to ensure that vendors presenting material technology or cybersecurity risks are subjected to a rigorous privacy and security review prior to engagement and monitored continuously for compliance with our stringent security standards. Despite the efforts and investments made, not all threats may be prevented. In light of the numerous cybersecurity risks that we face, it is reasonably likely that cybersecurity threats could materially affect our business, financial condition, or results of operations. See “Risk Factors.”

Cybersecurity Governance

We encounter a range of risks and continuously conduct comprehensive evaluations to refine our risk management strategies effectively. Management is principally responsible for identifying, evaluating, and managing the risks on a day-to-day basis, under the oversight of our Board and the Audit Committee. Our Audit Committee is responsible for overseeing our enterprise risk management processes, including our guidelines and policies governing the process of risk assessment and risk management, which includes cybersecurity. In addition, our Audit Committee is presented with information at its regularly scheduled and special meetings, including on risk and security posture, privacy, security initiatives and programs, and emerging conditions, and management provides more frequent, informal communications to the Board or Audit Committee between regularly scheduled meetings, as appropriate. Our Board or Audit Committee, as applicable, reviews this information and delivers strategic feedback, offers recommendations, and, when necessary, grants authorization or directs management to mitigate specific risk exposures.

Item 2. Properties

We lease our corporate offices in Miami, Florida and Toronto, Ontario along with all our data centers across Canada and the United States related to our Compute and Digital Infrastructure business segments. We maintain various leases with respect to our Bitcoin mining sites and own the 1.9 acres of land on which the Salt Creek substation sits. We also indirectly own four natural gas power plants in Ontario, Canada through an 80.1% interest in a joint venture entity, Far North Power Corp. (the “Far North JV”) in partnership with Macquarie.

We believe our existing facilities are sufficient for our current needs. In the future, we may reassess our existing facilities or add new facilities as we further expand our operations. We believe suitable space will be available on commercially reasonable terms to meet our future needs.

Item 3. Legal Proceedings

For a description of material legal proceedings in which we are involved, see Note 24. Commitments and contingencies to our consolidated financial statements included elsewhere in this Annual Report, which is incorporated herein by reference.

We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, or results of operations. However, we are subject to regulatory oversight by numerous federal, state, provincial, local, and other regulators and we are, and we may become, subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business. See “Risk Factors—Risks Related to Certain Regulations and Laws, Including Tax Laws—We are involved in legal proceedings from time to time, which could adversely affect us.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on Nasdaq and the Toronto Stock Exchange under the symbol “HUT.”

Holders of Record

As of February 28, 2025, there were 49 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and execute our strategic initiatives. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our business, financial condition, results of operations, cash requirements and availability, industry trends, and other factors that the Board may deem relevant. Any such decision also will be subject to compliance with contractual restrictions and covenants in the agreements governing our indebtedness.

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

Except as previously reported in our Current Report on Form 8-K filed with the SEC on October 1, 2024, there were no unregistered sales of equity securities by us during the twelve months ended December 31, 2024.

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

Business Overview

Hut 8 is an energy infrastructure platform that integrates power, digital infrastructure, and compute at scale to fuel next-generation, energy-intensive use cases such as Bitcoin Mining and HPC. We take a power-first, innovation-driven approach to developing, commercializing, and operating the critical infrastructure that underpins the breakthrough technologies of today and tomorrow.

2024 Highlights

●	Far North Acquisition. In February 2024, the Far North JV, a joint venture between us and Macquarie, acquired four natural gas power plants in Ontario, Canada. We have an 80.1% indirect interest in the Far North JV.
●	Coatue Convertible Note. In June 2024 we issued a $150.0 million convertible note to Coatue to support the build-out of AI infrastructure.
●	Vega Site. In July 2024, we entered into a power purchase agreement and other definitive agreements for a site in the Texas Panhandle with exclusive access to 205 MW of immediately available power capacity and land. The data center construction at Vega is expected to be completed in Q2 2025.
●	BITMAIN Partnership and Hosting Services Agreement. In September 2024, we expanded our partnership with BITMAIN by launching a next-generation ASIC miner. The miners are expected to be hosted at our Vega site through an approximately 15 EH/s colocation agreement with BITMAIN.
●	Launch of GPU-as-a-Service Business. In September 2024, we launched our GPU-as-a-Service offering under our wholly owned subsidiary, Highrise AI, Inc., through an inaugural deployment of 1,000 NVIDIA H100 GPUs.
●	Anchorage Loan Conversion. In September 2024, we entered into a Debt Repayment Agreement with Anchorage Lending CA, LLC (“Anchorage”) to exchange the approximately $37.9 million outstanding balance of our loan for 2,313,435 shares of our common stock. The share price represents a 51% premium to the 20-day VWAP through September 26, 2024, the day prior to the signing of the Debt Repayment Agreement.
●	Launch of At-the-Market Offering and Stock Repurchase Programs. In December 2024, we established a $500 million at-the-market equity program (“2024 ATM”) and $250 million stock repurchase program. As of December 31, 2024, we issued and sold 5,553,458 shares under the 2024 ATM for gross proceeds of $165.2 million.
●	Strategic Bitcoin Purchase & Miner Fleet Upgrade. In December 2024, we purchased approximately 990 Bitcoin for $100.7 million, at an average price of $101,761 per Bitcoin, to expand our strategic Bitcoin reserve and support our miner fleet upgrade. We pledged 968 Bitcoin at a price of $104,258 each as collateral for the purchase of approximately 30,000 BITMAIN Antminer S21+ ASIC miners at $15 per terahash, securing a cost-efficient financing structure that allows us to scale operations while minimizing upfront costs.

Key Factors Affecting Our Performance

Price of Bitcoin

Our business is heavily dependent on the price of Bitcoin, which has historically experienced significant volatility. We generate revenue from Bitcoin rewards that we earn through mining in our facilities. We have also acquired, and may in the future acquire, additional Bitcoin through at-market purchases to build our strategic reserve of Bitcoin. Under ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), Bitcoin is revalued at fair value at the end of each reporting period, with changes in fair value recognized in net income. As a result, fluctuations in the price of Bitcoin may significantly impact our results of operations.

Bitcoin network difficulty and hashrate

Our business is not only impacted by the volatility in Bitcoin prices, but also by increases in the competition for Bitcoin production. This increased competition is described as the network hashrate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain, and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Increased difficulty reduces the mining proceeds of the equipment proportionally and eventually requires Bitcoin miners like us to upgrade their equipment to remain profitable and compete effectively with other miners. Conversely, a decline in network hashrate results in a decrease in difficulty, increasing mining proceeds and profitability.

Block reward and halving

The current Bitcoin reward for solving a block is 3.125 Bitcoin. The Bitcoin network is programmed such that the Bitcoin block reward is halved every 210,000 blocks mined, or approximately every four years due to the Halving. This reduction in reward spreads out the release of Bitcoin over a long period of time as an even smaller number of coins are mined with each Halving. Bitcoin Halving events impact the amount of Bitcoin we mine which, in turn, may have a potential impact on our results of operations. The last Halving occurred in April 2024 and the next Halving is expected to occur in 2028.

Power Costs

Power is the foundation of our platform. We acquire, develop, and manage critical energy assets such as interconnects, powered land, and other electrical infrastructure to address the load demands of energy-intensive applications such as Bitcoin mining and HPC. We currently maintain a portfolio of competitively priced electrical power. However, there is no guarantee that we will be able to negotiate additional power agreements on similar terms, or at all. Market prices for power, capacity, and other ancillary services are unpredictable and tend to fluctuate substantially. See “Risk Factors—Risks Related to Our Business and Operations—We are subject to risks associated with our need for significant electrical power.”

Key Performance Indicators

In addition to our financial results and generally accepted accounting principles in the United States of America (“GAAP”) financial measures, we use certain key performance indicators to evaluate our business, identify trends, and make strategic decisions.

The following table presents our key performance indicators for the twelve months ended December 31, 2024 and 2023, the six months ended December 31, 2023 and 2022, and the twelve months ended June 30, 2023 and 2022.

	Twelve Months Ended		Six Months Ended		Twelve Months Ended
	December 31,	December 31,	December 31,	December 31,	June 30,	June 30,
	2024	2023	2023	2022	2023	2022
Cost to mine a Bitcoin (excluding hosted facilities)(1)	$27,959	$13,198	$16,353	$16,447	$14,672	$13,161
Cost to mine a Bitcoin(2)	$28,161	$16,570	$18,815	$16,305	$15,117	$13,175
Weighted average revenue per Bitcoin mined(3)	$60,834	$29,913	$33,197	$20,029	$22,884	$41,653
Number of Bitcoin mined(4)	1,466	2,789	1,527	1,347	2,610	1,636
Energy cost per MWh	$32.52	$40.80	$44.52	$73.19	$61.51	$70.77
Hosting cost per MWh	$68.72	$62.57	$63.33	$22.61	$60.47	$56.00
Energy capacity under management (mining)(5)	665 MW	839 MW	839 MW	730 MW	730 MW	92 MW
Total energy capacity under management(6)	1,020 MW	842 MW	842 MW	730 MW	730 MW	92 MW
Number of Bitcoin in strategic reserve(7)	10,171	9,195	9,195	47	29	44
(1)	Cost to mine a Bitcoin (excluding hosted facilities) is equivalent to the all-in electricity cost to mine a Bitcoin at owned facilities and includes our net share of the King Mountain JV.
(2)	Cost to mine a Bitcoin (or weighted average cost to mine a Bitcoin) is calculated as the sum of total all-in electricity expense and hosting expense divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV.
(3)	Weighted average revenue per Bitcoin mined is calculated as the sum of total self-mining revenue divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV. The twelve- and six-month periods ended December 31, 2023 include one month of activity from discontinued operations at our Drumheller site.
(4)	Bitcoin mined includes our net share of the King Mountain JV and excludes discontinued operations from our Drumheller site. Bitcoin mined excluding our net share of the King Mountain JV was 1,184 and 2,138 for the twelve months ended December 31, 2024 and 2023, respectively, 1,244 and 1,273 for the six months ended December 31, 2023 and 2022, respectively, and 2,168 and 1,636 for the twelve months ended June 30, 2023 and 2022, respectively.
(5)	Energy capacity under management (mining) represents the total power capacity related to Bitcoin Mining infrastructure, including self-mining sites, ASIC Colocation agreements, and Managed Services agreements.
(6)	Total energy capacity under management includes (i) energy capacity under management (mining) and (ii) all energy-related assets including Power Generation, CPU Colocation infrastructure, and non-operational sites.
(7)	Number of Bitcoin in strategic reserve includes Bitcoin held in custody, pledged as collateral, or pledged for a miner purchase under an agreement with BITMAIN.

Cost to mine a Bitcoin

Our profitability in self-mining is heavily dependent upon our cost to mine a Bitcoin, calculated as all-in electricity and hosting costs divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV. Our management reviews the cost to mine a Bitcoin excluding hosted facilities and inclusive of hosted facilities in order to assess performance under both cost structures. As of December 31, 2024, we had no Bitcoin operations in hosted facilities.

Our cost to mine a Bitcoin (excluding hosted facilities) for the twelve months ended December 31, 2024 was $27,959 compared to $13,198 for the twelve months ended December 31, 2023. The increase was primarily due to the Halving in April 2024, in addition to an increase in average network difficulty during the period (87.3T for the twelve months ended December 31, 2024 compared to 51.8T for the twelve months ended December 31, 2023). This was partially offset by a decrease in our energy cost per MWh (see below for further discussion on energy cost per MWh). Our cost to mine a Bitcoin (excluding hosted facilities) for the six months ended December 31, 2023 was $16,353 compared to $16,447 for the six months ended December 31, 2022. The decrease was primarily attributable to a decrease in our energy cost per MWh (see below for further discussion on energy cost per MWh), partially offset by an increase in network difficulty as more energy was utilized to mine a Bitcoin during the 2023 period compared to the 2022 period. Our cost to mine a Bitcoin (excluding hosted facilities) for the twelve months ended June 30, 2023 and June 30, 2022 was $14,672 and $13,161, respectively. The increase was also driven by an increase in network difficulty, which raised our energy utilized to mine a Bitcoin.

Inclusive of hosted facilities, our cost to mine a Bitcoin for the twelve months ended December 31, 2024 was $28,161 compared to $16,570 for the twelve months ended December 31, 2023. The increase was primarily due to the Halving in April 2024, in addition to an increase in average network difficulty during the period. Our cost to mine a Bitcoin for the six months ended December 31, 2023 was $18,815 compared to $16,305 for the six months ended December 31, 2022. The increase was primarily driven by an increase in network difficulty and further augmented by an increase in hosting costs per MWh (see below for further discussion on hosting cost per MWh). Our cost to mine a Bitcoin for the twelve months ended June 30, 2023 was $15,117 compared to $13,175 for the twelve months ended June 30, 2022. The increase was primarily due to an increase in our hosting rate, which became variable in the 2023 period, and an increase in network difficulty, which raised our energy utilized to mine a Bitcoin.

Energy and hosting cost per MWh

In addition to the cost to mine a Bitcoin, our management reviews the energy cost per MWh at facilities we own and the hosting cost per MWh at hosted facilities to better understand cost efficiency, operational performance, and identify opportunities for overall profitability improvements. Energy cost per MWh is calculated by dividing our total energy expense by the total MWh utilized at owned facilities during the respective periods and includes our net share of the King Mountain JV. Hosting cost per MWh is calculated by dividing our total hosting expense by the total MWh utilized at hosted facilities during the respective periods.

Energy cost per MWh for the twelve months ended December 31, 2024 was $32.52 compared to $40.80 for the twelve months ended December 31, 2023. The decrease was primarily driven by lower energy costs at our newly built Salt Creek site and efficient economic curtailment of miners using our proprietary Reactor software. The twelve months ended December 31, 2024 includes twelve months of combined company self-mining activity at our Alpha, Medicine Hat, and Salt Creek sites, and our net share of activity at the King Mountain site, whereas the prior year reflects eleven months of USBTC’s self-mining activity at our Alpha site and our net share at the King Mountain site as well as one month of combined company self-mining activity, including Medicine Hat and Drumheller. Energy cost per MWh for the six months ended December 31, 2023 was $44.52 compared to $73.19 for the six months ended December 31, 2022. The decrease was primarily driven by lower energy costs at King Mountain compared to our previous facility in Pecos, Texas, which we exchanged in February 2023 for extinguishment of debt. Energy cost per MWh for the twelve months ended June 30, 2023 and June 30, 2022 was $61.51 and $70.77, respectively. The decrease was also driven by lower energy costs at King Mountain compared to the former Pecos, Texas facility.

Hosting cost per MWh for the twelve months ended December 31, 2024 was $68.72 compared to $62.57 for the twelve months ended December 31, 2023. Even though we exited two sites owned by a third-party hosting provider located in Kearney, Nebraska (“Kearney”) and Granbury, Texas (“Granbury”) on April 30, 2024, the increase was due to a higher variable hosting rate (tied to hashprice) at these sites, as compared to the twelve months ended December 31, 2023. Hosting cost per MWh for the six months ended December 31, 2023 was $63.33 compared to $22.61 for the six months ended December 31, 2022. The increase was due to a higher variable hosting rate at the Delta site during the 2023 period compared to the hosting costs charged by the site’s former operator during the 2022 period. Hosting cost per MWh for the twelve months ended June 30, 2023 and June 30, 2022 were $60.47 and $56.00, respectively. The increase was due to a higher variable hosting rate during the 2023 period compared to a fixed rate during the 2022 period.

Number of Bitcoin in strategic reserve

Number of Bitcoin in strategic reserve represents the number of Bitcoin we own as of each reporting period end date, which is the aggregate number of our Bitcoin held in custody, pledged as collateral, or pledged for a miner purchase. We have the ability to leverage our Bitcoin in strategic reserve as a flexible financial asset to fund growth initiatives, optimize our balance sheet, and capitalize on emerging market opportunities. Our management uses this metric to assess the value of our Bitcoin in strategic reserve and determine when and how to deploy said reserve, including continuing to hold the Bitcoin.

As of December 31, 2024, we had 10,171 Bitcoin in strategic reserve. The majority of our Bitcoin was acquired as a result of the Business Combination. As noted in the 2024 Highlights above, we purchased approximately 990 Bitcoin in December 2024, of which 968 were pledged for a miner purchase under an agreement with BITMAIN for our miner fleet upgrade.

Number of Bitcoin mined

Number of Bitcoin mined represents the number of Bitcoin produced by our Compute segment during the respective period. Management views this metric as a direct driver of Compute revenue for the respective periods.

Number of Bitcoin mined for the twelve months ended December 31, 2024 and December 31, 2023 was 1,466 and 2,789, respectively. The decrease in number of Bitcoin mined was mainly due to an increase in network difficulty and the Halving. Number of Bitcoin mined for the six months ended December 31, 2023 and December 31, 2022 was 1,527 and 1,347, respectively. The increase in number of Bitcoin mined was mainly due to twelve months of combined company activity in 2024 compared to one month of combined company activity in 2023. Number of Bitcoin mined for the twelve months ended June 30, 2023 and June 30, 2022 was 2,610 and 1,636 respectively. The increase in number of Bitcoin mined was due to an increase in the number of miners in operation.

Energy capacity under management

Energy capacity under management comprises energy capacity under management (mining) and all other energy-related assets including Power Generation, CPU Colocation infrastructure, and non-operational sites. Energy capacity under management (mining) represents the total power capacity related to Bitcoin mining infrastructure, including self-mining sites, ASIC Colocation agreements, and Managed Services agreements. Management reviews these metrics to assess total energy capacity utilization across our operations to drive an efficient allocation of resources.

Energy capacity under management for the twelve months ended December 31, 2024 was 1,020 MW compared to 842 MW for the twelve months ended December 31, 2023. The increase was due to the acquisition of Far North, consisting of 310 MW across four natural gas power generation facilities in Canada, and Vega, a 205 MW facility that is currently under development. Energy capacity under management for the six months ended December 31, 2023 was 842 MW compared to 730 MW for the six months ended December 31, 2022. The increase was due to the addition of two self-mining facilities, Medicine Hat and Drumheller, and five cloud and colocation data centers due to the Business Combination. Energy capacity under management for the twelve months ended June 30, 2023 and June 30, 2022 were 730 MW and 92 MW, respectively. The increase was due to the addition of two Managed Service sites, Kearney (100 MW) and Granbury (300 MW), and 280 MW at the King Mountain site, also under the Managed Services line of business, partially offset by the loss of our former Pecos, Texas site, which was 42 MW. During the three months ended June 30, 2024, we concluded our Managed Services operations at the Kearney and Granbury sites. We received a $13.5 million payment from MARA Holdings Inc. (“MARA”) in connection with the termination of the property management agreements at those two sites.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA to evaluate our business, measure our performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), adjusted for impacts of interest expense, income tax provision or benefit, depreciation and amortization, foreign exchange gains or losses, gain on debt extinguishment, gain on derivatives, gain on bargain purchase, our share of unconsolidated joint venture depreciation and amortization, the removal of non-recurring transactions, impairment on assets, gain or loss on sale of property and equipment, loss from discontinued operations, net loss attributable to non-controlling interests, and stock-based compensation expense in the period presented. You are encouraged to evaluate each of these adjustments and the reasons our Board and management team consider them appropriate for supplemental analysis.

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

Business Segments

We have four reportable business segments: Power, Digital Infrastructure, Compute, and Other.

Power

The Power business segment consists of Power Generation and Managed Services.

Power Generation

We generate revenue from our 80.1% interest in the Far North JV, which provides capacity and energy to the electrical grid through four natural gas power plants in Ontario, Canada. The power generation facilities are connected to the Independent Electricity System Operator, which operates Ontario’s power grid, and primarily generate revenue from capacity and electricity sales. Revenue generated from capacity and electricity sales is variable and depends on several factors including generation capacity in the market, the supply and demand for electricity, and the prevailing price of natural gas.

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

Cash flows are generated through a fee structure that is typically fixed based on power capacity under management, with reimbursement of passthrough costs. In addition to the fixed fee, under certain agreements, further cash flows may be driven from incentive bonuses and certain energy management services.

As of December 31, 2024, we managed 280 MW of energy capacity under this program at one site in the United States owned by the King Mountain JV.

Digital Infrastructure

The Digital Infrastructure business segment consists of CPU Colocation and ASIC Colocation services.

CPU Colocation

Our CPU Colocation business spans five locations in Canada (Mississauga, Ontario; Vaughan, Ontario; Kelowna, British Columbia; and two locations in Vancouver, British Columbia) with a total energy capacity of 3 MW and more than 36,000 square feet of geo-diverse data center space powered by predominantly emission-free energy sources. Our infrastructure is designed to support a variety of compute, storage, and network workloads across traditional enterprise, B2B, machine learning, visual effects, and AI. This segment serves computing needs unrelated to Bitcoin Mining. These data centers are geo-diverse and carrier neutral with network diversity and redundancy from multiple telecommunications providers.

Our CPU Colocation business is based on a fixed-fee model. Customers pay a fixed recurring monthly fee based on a set amount of resources assigned.

ASIC Colocation

Under our ASIC Colocation business, we enter into contracts to host and operate mining equipment on behalf of third parties within our facilities. These services include the provision, if applicable, and hosting of mining equipment as well as the monitoring, troubleshooting, repair, and maintenance of such equipment. Revenues from ASIC Colocation services are generated through fees that may be fixed or based on profit-sharing arrangements, often with reimbursement for certain pass-through costs such as electricity.

During the fourth quarter of 2024, our agreement with Ionic Digital Inc. (“Ionic”) to host approximately 8,500 miners (0.8 EH/s) at our Alpha site was terminated. As a result, we ceased providing ASIC Colocation services at Alpha and utilized the site solely for self-mining purposes.

Looking ahead, we have secured a new ASIC Colocation contract with BITMAIN. The agreement features a fixed hosting fee with an option for us to purchase all or a portion of the hosted machines in up to three tranches at a fixed price within six months of energization of the relevant tranches. In July 2024, we entered into a power purchase agreement and other definitive agreements for a site in the Texas Panhandle with exclusive access to 205 MW of immediately available power capacity and land. The data center construction at Vega is expected to be completed in Q2 2025.

Compute

The Compute business segment consists of Bitcoin Mining, GPU-as-a-Service, and Data Center Cloud operations.

Bitcoin Mining

Currently, one of our largest revenue streams is derived from Bitcoin Mining (also referred to as self-mining).

Our Bitcoin Mining business spanned four sites as of December 31, 2024:

●	three sites with facilities we own and/or lease, and operate: (1) Alpha (Niagara Falls, New York), (2) Medicine Hat (Medicine Hat, Alberta), and (3) Salt Creek (Orla, Texas); and
●	one site that we own 50% of through a joint venture, King Mountain (McCamey, Texas).

Until April 30, 2024, we also had Bitcoin Mining operations at Kearney and Granbury. We also own a Bitcoin Mining site in Drumheller, Alberta, which has been non-operational since March 2024. The closure was due to the profitability of Drumheller being significantly impacted by several factors, including elevated energy costs and underlying voltage issues. We will consider re-energizing the site if market conditions improve.

We receive Bitcoin rewards from our mining activity through third-party mining pool operators, which allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. We provide computing power to mining pools, which use this computing power to operate nodes and validate blocks on the blockchain. The pools then distribute our pro-rata share of Bitcoin mined to us based on the computing power we contribute.

GPU-as-a-Service

Our GPU assets are deployed under our wholly owned subsidiary, Highrise AI, Inc., at a third-party colocation site near Chicago, Illinois. This segment generates recurring revenue through payments made by the provider to us based on fixed infrastructure payments and a revenue share tied to GPU utilization.

Data Center Cloud

Our Data Center Cloud services support both public and private cloud deployments, managed backup, business continuity and disaster recovery services, and high-performance, high-capacity storage solutions. We employ a consumption-based fee structure where customers commit to a baseline level of compute, storage, network, or power usage as defined in their service agreements. Any usage beyond this baseline is typically billed incrementally, so costs are aligned with actual resource consumption and customers are afforded flexibility as their needs evolve.

Other

Equipment Sales and Repairs

We may sell mining equipment when profitable opportunities arise (e.g., if market prices exceed our procurement cost). We may also repair miners for third parties in exchange for a fee, as we have a fully equipped, MicroBT-certified repair center space at our Medicine Hat site.

Results of Operations

Twelve Months Ended December 31, 2024 and 2023

	Twelve Months Ended
	December 31,	December 31,	Increase
(in USD thousands)	2024	2023	(Decrease)
Revenue:
Power	$56,602	$22,794	$33,808
Digital Infrastructure	17,482	8,291	9,191
Compute	80,701	64,851	15,850
Other	7,600	110	7,490
Total revenue	162,385	96,046	66,339

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	21,538	7,263	14,275
Cost of revenue – Digital Infrastructure	15,556	4,321	11,235
Cost of revenue – Compute	44,977	42,592	2,385
Cost of revenue – Other	4,584	18	4,566
Total cost of revenue	86,655	54,194	32,461

Operating (income) expenses:
Depreciation and amortization	47,773	17,537	30,236
General and administrative expenses	72,917	49,133	23,784
Gains on digital assets	(509,337)	(32,626)	(476,711)
(Gain) loss on sale of property and equipment	(634)	888	(1,522)
Realized gain on sale of digital assets	—	(2,376)	2,376
Impairment of digital assets	—	1,431	(1,431)
Impairment – other	4,472	—	4,472
Legal settlement	—	(1,531)	1,531
Total operating (income) expenses	(384,809)	32,456	(417,265)
Operating income (loss)	460,539	9,396	451,143

Other (expense) income:
Foreign exchange (loss) gain	(5,000)	1,002	(6,002)
Interest expense	(29,794)	(24,933)	(4,861)
Gain on debt extinguishment	5,966	23,683	(17,717)
Gain on derivatives	6,780	—	6,780
Gain on bargain purchase	3,060	—	3,060
Equity in earnings of unconsolidated joint venture	10,359	12,815	(2,456)
Total other (expense) income	(8,629)	12,567	(21,196)

Income from continuing operations before taxes	451,910	21,963	429,947

Income tax provision	(113,457)	(190)	(113,267)

Net income from continuing operations	$338,453	$21,773	$316,680

(Loss) income from discontinued operations (net of income tax benefit of $2.3 million and nil, respectively)	(7,044)	77	(7,121)

Net income	331,409	21,850	309,559
Less: Net loss attributable to non-controlling interests	473	—	473
Net income attributable to Hut 8 Corp.	$331,882	$21,850	$310,032

Net income	$331,409	$21,850	$309,559
Other comprehensive loss:
Foreign currency translation adjustments	(56,390)	10,761	(67,151)
Total comprehensive income	275,019	32,611	242,408
Less: Comprehensive loss attributable to non-controlling interest	549	—	549
Comprehensive income attributable to Hut 8 Corp.	$275,568	$32,611	$242,957

Adjusted EBITDA reconciliation:

	Twelve Months Ended
	December 31,	December 31,	Increase
(in USD thousands)	2024	2023	(Decrease)
Net income	$331,409	$21,850	$309,559
Interest expense	29,794	24,933	4,861
Income tax provision	113,457	190	113,267
Depreciation and amortization	47,773	17,537	30,236
Gain on debt extinguishment	(5,966)	(23,683)	17,717
Gain on derivatives	(6,780)	—	(6,780)
Gain on bargain purchase	(3,060)	—	(3,060)
Share of unconsolidated joint venture depreciation and amortization (1)	21,792	21,016	776
Foreign exchange loss (gain)	5,000	(1,002)	6,002
(Gain) loss on sale of property and equipment	(634)	888	(1,522)
Non-recurring transactions (2)	(9,882)	10,513	(20,395)
Impairment - other	4,472	—	4,472
Loss (income) from discontinued operations (net of income tax benefit of $2.3 million and nil, respectively)	7,044	(77)	7,121
Net loss attributable to non-controlling interests	473	—	473
Stock-based compensation expense	20,783	13,563	7,220
Adjusted EBITDA	$555,675	$85,728	$469,947
(1)

Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 323. See Note 10. Investment in unconsolidated joint venture of the consolidated financial statements included elsewhere in this Annual Report for further detail.

(2)

Non-recurring transactions for the twelve months ended December 31, 2024 represent approximately $4.0 million of restructuring costs and $1.9 million related to the Far North transaction costs, offset by a $13.5 million contract termination fee received from MARA, and a $2.2 million tax refund. Non-recurring transactions for the twelve months ended December 31, 2023 represent approximately $9.6 million related to a sales tax accrual and $2.4 million of transaction costs related to the Business Combination, partially offset by a gain from a legal settlement of $1.5 million.

Revenue

Total revenue was $162.4 million and $96.0 million for the twelve months ended December 31, 2024, and 2023, respectively, and consisted of Power, Digital Infrastructure, Compute, and Other.

Power

Power revenue was $56.6 million and $22.8 million for the twelve months ended December 31, 2024 and 2023, respectively. This $33.8 million increase was primarily driven by (i) a $13.5 million contract termination fee received from MARA, (ii) a $11.4 million increase in electricity sales related to Far North, which we acquired in February 2024, and (iii) a $8.9 million increase in Managed Services revenue related to the Ionic Managed Services agreement, which was entered into during January 2024 and terminated effective December 2024.

Digital Infrastructure

Digital Infrastructure revenue was $17.5 million and $8.3 million for the twelve months ended December 31, 2024 and 2023, respectively. This $9.2 million increase was primarily driven by (i) a $5.2 million increase in CPU Colocation revenue, reflecting a full year of revenue recognition following the Business Combination, and (ii) a $4.0 million increase in cost reimbursements related to the Ionic colocation agreement.

Compute

Compute revenue was $80.7 million and $64.9 million for the twelve months ended December 31, 2024 and 2023, respectively. This $15.8 million increase was primarily driven by (i) a $7.3 million increase in Bitcoin Mining revenue, largely due to an increase in the average revenue per Bitcoin mined from $30,398 to $60,436, partially offset by a decrease in Bitcoin mined, due to an increase in network difficulty and the Halving event (we mined 1,184 Bitcoin during the twelve months ended December 31, 2024 versus 2,138 Bitcoin mined during the twelve months ended December 31, 2023), (ii) a $6.7 million increase in recurring Data Center Cloud revenue, reflecting a full year of Data Center Cloud operations during twelve months ended December 31, 2024 compared to one month of Data Center Cloud operations following the Business Combination, and (iii) a $1.8 million contribution from our GPU-as-a-Service offering, which launched in September 2024.

Other

Other revenue was $7.6 million and nil for the twelve months ended December 31, 2024 and 2023, respectively. This increase was primarily driven by (i) a $7.4 million increase in Equipment Sales revenue, reflecting higher demand for mining-related infrastructure, and (ii) a $0.2 million increase in Equipment Repair services revenue.

Cost of Revenue

Total cost of revenue was $86.7 million and $54.2 million for the twelve months ended December 31, 2024, and 2023, respectively, and consisted of Power, Digital Infrastructure, Compute, and Other.

Power

Power cost of revenue was $21.5 million and $7.3 million for the twelve months ended December 31, 2024 and 2023, respectively. This $14.2 million increase was primarily driven by (i) a $12.8 million increase in cost of revenue related to Far North, which was acquired in February 2024, and (ii) a $1.4 million increase in operating costs related to the Ionic Managed Services agreement, which was terminated effective December 2024.

Digital Infrastructure

Digital Infrastructure cost of revenue was $15.6 million and $4.3 million for the twelve months ended December 31, 2024 and 2023, respectively. This $11.2 million increase was primarily driven by (i) a $7.5 million increase in colocation-related costs as a result of eleven months of costs related to the Ionic colocation agreement during 2024 compared to five months of costs during 2023, and (ii) a $3.8 million increase in cost of sales related to CPU Colocation operations, including rent, electricity, and connectivity costs.

Compute

Compute cost of revenue was $45.0 million and $42.6 million for the twelve months ended December 31, 2024 and 2023, respectively. This $2.4 million increase was primarily driven by (i) a $5.5 million increase in Data Center Cloud costs, reflecting a full year of Data Center Cloud operations during twelve months ended December 31, 2024 compared to one month of Data Center Cloud operations during twelve months ended December 31, 2023 following the Business Combination, and (ii) a $1.0 million increase in costs related to our new GPU-as-a-Service offering, launched in September 2024. These increases were partially offset by $4.1 million decrease in Bitcoin Mining costs due to fleet relocation from higher cost hosted to lower cost self-mining sites and the deployment of Reactor, our proprietary energy curtailment software.

Other

Other cost of revenue was $4.6 million and nil for the twelve months ended December 31, 2024 and 2023, respectively. This $4.6 million increase was primarily driven by (i) a $4.5 million increase in Equipment Sales costs as a result of the increased volume of equipment sold, and (ii) $0.1 million in costs related to our Equipment Repair service.

Depreciation and Amortization

Depreciation and amortization expense was $47.8 million and $17.5 million for the twelve months ended December 31, 2024 and 2023, respectively. This $30.3 million increase was primarily driven by (i) higher depreciation from assets acquired in the Business Combination as we recognized twelve months of combined company depreciation in 2024 compared to one month of combined company depreciation in 2023, (ii) depreciation related to the Far North transaction, which was completed in February 2024, (iii) depreciation as a result of the development of the Salt Creek site, which went live in April 2024, and (iv) depreciation from the newly acquired assets related to GPU-as-a-Service operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $72.9 million and $49.1 million for the twelve months ended December 31, 2024 and 2023, respectively. This $23.8 million increase was primarily driven by (i) a $10.6 million increase in salary and benefits due to twelve months of combined company expenses in 2024 compared to one month of combined company expenses in 2023 (our number of employees increased from 108 employees as of November 30, 2023, the date of the Business Combination, to 220 employees as of December 31, 2024), (ii) a $7.2 million increase in stock-based compensation due to new restricted stock unit and performance stock unit grants to retain and incentivize our talent, partially offset by no restricted stock award activity in 2024 compared to $8.5 million of restricted stock activity in 2023, (iii) a $3.9 million increase in restructuring expenses related to the Business Combination and, (iv) a $1.9 million increase in costs related to Far North acquisition.

Gains on digital assets

Gains on digital assets were $509.3 million and $32.6 million for the twelve months ended December 31, 2024 and 2023, respectively. This increase was due to the increased Bitcoin prices as of December 31, 2024 compared to the prior year period. The price of Bitcoin as of December 31, 2024 was approximately $93,354 compared to $42,288 as of December 31, 2023.

Other expense

Other expense was $8.6 million for the twelve months ended December 31, 2024, compared to other income of $12.6 million for the twelve months ended December 31, 2023. This $21.2 million increase was primarily driven by (i) a $17.7 million decrease in gain on debt extinguishment related to the Anchorage debt-to-equity conversion of $6.0 million in 2024, compared to $23.7 million debt extinguishment related to the NYDIG loan recorded in 2023, (ii) a $3.6 million increase in interest expense due to an increase in the amount of borrowing in 2024 compared to 2023, which comprised of the $150.0 million Coatue note and the additional $15.0 million drawdown from our loan with Coinbase Credit, Inc. (“Coinbase”), (iii) a $6.0 million increase in foreign exchange loss due to our net U.S. dollar monetary liability position in our Canadian dollar functional currency subsidiaries and a decline in the Canadian dollar to U.S. dollar exchange rate of approximately 8% compared to a 2% increase during the twelve months ended December 31, 2023 (the increase noted in the prior period is for the period from the Business Combination to December 31, 2023, reflecting one month of combined company results), and (iv) a $2.0 million decrease in equity in earnings of King Mountain JV due to the impact of the Halving on Bitcoin Mining revenue. These increases were partially offset by (i) a $7.3 million gain on derivatives due to an increase in the mark-to-market value of our call options and Bitcoin redemption option, and (ii) a $3.1 million gain on bargain purchase related to the Far North acquisition driven by the fair value of the net assets acquired being greater than the consideration transferred.

Income tax

Our income tax provision was $113.5 million and $0.2 million for the twelve months ended December 31, 2024 and 2023, respectively. This $113.3 million increase was primarily due to $93.0M in deferred taxes related to the gain on the fair value of our Bitcoin holdings, in addition to higher taxable income for the twelve months ended December 31, 2024.

Six Months Ended December 31, 2023 and 2022

	Six Months Ended
	December 31,	December 31,	Increase
(in USD thousands)	2023	2022	(Decrease)
Revenue:
Power	$12,595	$2,600	$9,995
Digital Infrastructure	5,817	14,006	(8,189)
Compute	41,347	25,744	15,603
Other	110	3,635	(3,525)
Total revenue	59,869	45,985	13,884

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	3,366	1,063	2,303
Cost of revenue – Digital Infrastructure	4,276	400	3,876
Cost of revenue – Compute	26,040	23,193	2,847
Cost of revenue – Other	18	3,112	(3,094)
Total cost of revenue	33,700	27,768	5,932

Operating expenses (income):
Depreciation and amortization	10,569	11,811	(1,242)
General and administrative expenses	37,547	10,609	26,938
Gains on digital assets	(32,626)	—	(32,626)
Loss on sale of property and equipment	443	—	443
Realized gain on sale of digital assets	—	(2,201)	2,201
Impairment of digital assets	—	2,272	(2,272)
Impairment of long-lived assets	—	63,574	(63,574)
Total operating expenses (income)	15,933	86,065	(70,132)
Operating income (loss)	10,236	(67,848)	78,084

Other income (expense):
Foreign exchange gain	1,002	—	1,002
Interest expense	(11,701)	(14,703)	3,002
Equity in earnings (losses) of unconsolidated joint venture	6,173	(510)	6,683
Total other expense	(4,526)	(15,213)	10,687

Income (loss) from continuing operations before taxes	$5,710	(83,061)	88,771

Income tax benefit	421	1,808	(1,387)

Net income (loss) from continuing operations	$6,131	(81,253)	87,384

Income from discontinued operations (net of income tax of nil and nil, respectively)	77	—	77

Net income (loss)	6,208	(81,253)	87,461

Other comprehensive income:
Foreign currency translation adjustments	10,761	—	10,761
Total comprehensive income (loss)	$16,969	$(81,253)	$98,222

Adjusted EBITDA reconciliation:

	Six Months Ended
	December 31,	December 31,	Increase
(in USD thousands)	2023	2022	(Decrease)
Net Income (loss)	$6,208	$(81,253)	$87,461
Interest expense	11,701	14,703	(3,002)
Income tax benefit	(421)	(1,808)	1,387
Depreciation and amortization	10,569	11,811	(1,242)
Share of unconsolidated joint venture depreciation and amortization (1)	10,503	2,540	7,963
Foreign exchange gain	(1,002)	—	(1,002)
Loss on sale of property and equipment	443	—	443
Non-recurring transactions (2)	12,044	—	12,044
Impairment of long-lived assets	—	63,574	(63,574)
Income from discontinued operations (net of income tax of nil and nil, respectively)	(77)	—	(77)
Stock-based compensation expense	12,216	3,263	8,953
Adjusted EBITDA	$62,184	$12,830	$49,354
(1)

Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 323. See Note 10. Investment in unconsolidated joint venture of the Consolidated Financial Statements for further detail.

(2)

Non-recurring transactions for the six months ended December 31, 2023 represent approximately $2.4 million of transaction costs related to the Business Combination and $9.6 million related to a sales tax accrual.

Revenue

Total revenue for the six months ended December 31, 2023 and 2022 was $59.9 million and $46.0 million, respectively, consisting of Power, Digital Infrastructure, Compute, and Other.

Power

Power revenue was $12.6 million for the six months ended December 31, 2023, consisting of $9.6 million in fees from Managed Services and $3.0 million in cost reimbursements. Power revenue was $2.6 million for the six months ended December 31, 2022, consisting of $1.5 million in fees and $1.1 million in cost reimbursements. We began our Managed Services offerings for third parties in November 2022; therefore, the six months ended December 31, 2023 reflects a full period of activity related to Managed Services, whereas the comparative period of the six months ended December 31, 2022 reflects less than two months of activity. The six months ended December 31, 2023 also includes revenue from an interim Managed Services agreement with Celsius Mining LLC, which was signed in December 2023.

Digital Infrastructure

Digital Infrastructure revenue was $5.8 million and $14.0 million for the six months ended December 31, 2023, and 2022, respectively. Revenue for the six months ended December 31, 2023 primarily consisted of hosting services revenue from the Alpha site and included one month of recurring CPU Colocation revenue as a result of the Business Combination. Revenue for the six months ended December 31, 2022 consisted of $14.0 million in hosting services revenue. During the 2022 period, one of our hosting customers defaulted on its contract, resulting in contract termination without a refund obligation for prepaid amounts. This resulted in the recognition of $13.1 million in remaining deferred revenue related to this customer.

Compute

Compute revenue consisted of Bitcoin Mining revenue of $41.3 million and $25.7 million for the six months ended December 31, 2023 and 2022, respectively. This was driven by an increase in the average price per Bitcoin mined and one month of combined company activity after the Business Combination. The average revenue per Bitcoin mined was approximately $33,331 as of December 31, 2023 compared to approximately $20,218 as of December 31, 2022. This was partially offset by a decrease of approximately 29 Bitcoin mined, exclusive of our net share of the King Mountain JV, period over period due to increased Bitcoin network difficulty.

Other

Other revenue was $0.1 million and $3.6 million for the six months ended December 31, 2023 and 2022, respectively. Other revenue for the six months ended December 31, 2023 consisted of $0.1 million in Equipment Repair services revenue. Other revenue for the six months ended December 31, 2022 consisted of $3.6 million in Equipment Sales.

Cost of revenue

Power

Cost of revenue for Power for the six months ended December 31, 2023 and 2022 were $3.4 million and $1.1 million, respectively, primarily consisting of reimbursable payroll and other site operating costs. The increase in costs is attributable to the full six months of activity in the 2023 period compared to only two months of activity related to Managed Services in the 2022 period.

Digital Infrastructure

Cost of revenue for Digital Infrastructure for the six months ended December 31, 2023 and 2022 were $4.3 million and $0.4 million, respectively, primarily driven by an increase in the cost of hosting services, including power costs, at our Alpha site due to an increase in hosted miners at the site.

Compute

Cost of revenue for Compute for the six months ended December 31, 2023 and 2022 were $26.0 million and $23.2 million, respectively, driven primarily by a 46% increase in electricity utilized, partially offset by a lower average power rate during the period ($61.17 compared to $73.95 for the six months ended December 31, 2023 and 2022, respectively).

Other

Cost of revenue for Other for the six months ended December 31, 2023 was less than $0.1 million due to low activity, as there were no Equipment Sales. Cost of revenue for Other for the six months ended December 31, 2022 was $3.1 million due to the cost of mining equipment sold.

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

General and administrative expenses

G&A expenses were $37.5 million and $10.6 million for the six months ended December 31, 2023 and 2022, respectively. The increase in G&A expenses was driven by (i) a $9.0 million increase in stock-based compensation due to certain stock options granted and restricted stock awards that were accelerated upon the closing of the Business Combination and certain stock options and restricted stock awards that were issued and immediately vested before the closing of the Business Combination, (ii) a $3.7 million increase in salary and benefit costs due to the headcount increasing from 49 to 208 employees as part of the Business Combination and to support the Company’s growth, and (iii) a $9.6 million sales tax provision from a non-recurring state tax accrual related to a facility build out in Texas. G&A expenses for the six months ended December 31, 2023 also include one-time transaction costs of $2.4 million primarily related to the Business Combination.

Gains on digital assets

Gains on digital assets was $32.6 million and nil for the six months ended December 31, 2023 and 2022, respectively. The increase was due to our early adoption of ASU 2023-08 for the six months ended December 31, 2023, which requires us to recognize our digital assets at fair value with changes recognized in net income during the reporting period.

Impairment of long-lived assets

Impairment of long-lived assets, including right-of-use assets, was nil and $63.6 million for the six months ended December 31, 2023 and 2022, respectively. During the six months ended December 31, 2022, adverse changes in the business climate, including decrease in the price of Bitcoin to approximately $16,530 as of December 31, 2022, and the resulting decrease in the market price of miners and mining equipment, indicated that an impairment triggering event had occurred. Testing performed indicated that the estimated fair value of our miners, mining equipment, and other mining operation assets were less than their net carrying value as of December 31, 2022. An impairment charge of approximately $63.6 million was recognized, decreasing the net carrying value of these assets to their estimated fair value.

Other expense

Other expense totaled $4.5 million for the six months ended December 31, 2023 compared to $15.2 million for the six months ended December 31, 2022. The decrease of $10.7 million was primarily driven by a $6.7 million increase in equity in earnings of our unconsolidated joint venture and a decrease of $3.0 million in interest expense driven by the NYDIG debt restructuring in February 2023.

Income tax

Our income tax benefit was $0.4 million and $1.8 million for the six months ended December 31, 2023 and 2022, respectively. This $1.4 million decrease was primarily due to lower taxable income for the six months ended December 31, 2023 compared to the prior period.

Twelve Months Ended June 30, 2023 and 2022

	Twelve Months Ended
	June 30,	June 30,	Increase
(in USD thousands)	2023	2022	(Decrease)
Revenue:
Power	$12,798	$—	$12,798
Digital Infrastructure	16,479	5,566	10,913
Compute	49,247	68,164	(18,917)
Other	3,636	—	3,636
Total revenue	82,160	73,730	8,430

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	975	—	975
Cost of revenue – Digital Infrastructure	409	2,422	(2,013)
Cost of revenue – Compute	38,601	23,361	15,240
Cost of revenue – Other	3,127	—	3,127
Total cost of revenue	43,112	25,783	17,329

Operating expenses (income):
Depreciation and amortization	18,779	11,591	7,188
General and administrative expenses	27,344	31,325	(3,981)
Loss on sale of property and equipment	445	—	445
Realized gain on sale of digital assets	(4,577)	(5,455)	878
Impairment of digital assets	3,703	30,301	(26,598)
Impairment of long-lived assets	63,574	—	63,574
Legal settlement	(1,531)	—	(1,531)
Total operating expenses (income)	107,737	67,762	39,975
Operating loss	(68,689)	(19,815)	(48,874)

Other income (expense):
Interest expense	(27,935)	(6,919)	(21,016)
Gain on debt extinguishment	23,683	—	23,683
Equity in earnings of unconsolidated joint venture	6,132	—	6,132
Total other income (expense)	1,880	(6,919)	8,799

Loss from continuing operations before taxes	(66,809)	(26,734)	(40,075)

Income tax benefit (provision)	1,198	(5,069)	6,267

Net loss	$(65,611)	$(31,803)	$(33,808)

Adjusted EBITDA reconciliation:

	Twelve Months Ended
	June 30,	June 30,	Increase
(in USD thousands)	2023	2022	(Decrease)
Net loss	$(65,611)	$(31,803)	$(33,808)
Interest expense	27,935	6,919	21,016
Income tax (benefit) provision	(1,198)	5,069	(6,267)
Depreciation and amortization	18,779	11,591	7,188
Gain on debt extinguishment	(23,683)	—	(23,683)
Share of unconsolidated joint venture depreciation and amortization (1)	13,050	—	13,050
Loss on sale of property and equipment	445	—	445
Non-recurring transactions (2)	(1,531)	6,288	(7,819)
Impairment of long-lived assets	63,574	—	63,574
Stock-based compensation expense	4,611	9,176	(4,565)
Adjusted EBITDA	$36,371	$7,240	$29,131
(1)

Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 323. See Note 10. Investment in unconsolidated joint venture of the Consolidated Financial Statements for further detail.

(2)

Non-recurring transactions for the twelve months ended June 30, 2023 represent a gain from a legal settlement of $1.5 million and the twelve months ended June 30, 2022 represent cash payments of approximately $5.3 million for certain employees and advisors related to their personal income taxes on the issuance of stock grants and a $1.0 million payment made to a government agency associated with the Rescission Offer.

Revenue

Total revenue for the twelve months ended June 30, 2023 and 2022 was $82.2 million and $73.7 million, respectively, consisting of Power, Digital Infrastructure, Compute, and Other.

Power

Power revenue was $12.8 million for the twelve months ended June 30, 2023, consisting of fees from Managed Services of $7.6 million and cost reimbursements of $5.2 million. Power revenue was nil for the twelve months ended June 30, 2022 as we launched our Managed Services offering in November 2022.

Digital Infrastructure

Digital Infrastructure revenue was $16.5 million for the twelve months ended June 30, 2023, consisting entirely of hosting services revenue. Digital Infrastructure revenue was $5.6 million for the twelve months ended June 30, 2022. We launched our hosting services business in March 2022 so the twelve months ended June 30, 2022 represents only four months of activity compared to a full year of activity in the twelve months ended June 30, 2023.

One of our hosting customers defaulted on its contract during the twelve months ended June 30, 2023, which resulted in a termination of the contract without an obligation to refund any prepayments, and we recognized the remaining deferred revenue of $13.1 million with respect to such customer.

Compute

Compute revenue was $49.2 million for the twelve months ended June 30, 2023 compared to $68.2 million for the twelve months ended June 30, 2022. While we mined approximately 532 more Bitcoin year-over-year, the average price per Bitcoin mined was approximately $22,900 for the twelve months ended June 30, 2023 compared to approximately $41,700 for the twelve months ended June 30, 2022. The increase in number of Bitcoin mined was due to additional miners in our self-mining fleet during the twelve months ended June 30, 2023 compared to the twelve months ended June 30, 2022. The increase in production was partially offset by lower Bitcoin prices and an increase in Bitcoin network difficulty.

Other

Other revenue was $3.6 million for the twelve months ended June 30, 2023, consisting entirely of Equipment Sales. Other revenue was nil for the twelve months ended June 30, 2022 as there were no Equipment Sales or Repairs during this period.

Cost of revenue

Power

Cost of revenue for Power for the twelve months ended June 30, 2023 was $1.0 million compared to nil for the twelve months ended June 30, 2022 as we launched our Managed Services business in November 2022.

Digital Infrastructure

Cost of revenue for Digital Infrastructure for the twelve months ended June 30, 2023 was $0.4 million compared to $2.4 million for the twelve months ended June 30, 2022. The decrease was driven by a $2.0 million reduction in costs related to our hosting services revenue in the twelve months ended June 30, 2023 as one of our two hosting contracts was terminated in July 2022 so we only had one hosting contract for the remainder of the period.

Compute

Cost of revenue for Compute for the twelve months ended June 30, 2023 was $38.6 million compared to $23.4 million for the twelve months ended June 30, 2022. The increase was primarily driven by additional miners being operated during the twelve months ended June 30, 2023 resulting in higher power expense and hosting expense for the miners that were hosted at third party sites.

Other

Cost of revenue for Other for the twelve months ended June 30, 2023 was $3.1 million related to the cost of mining equipment sold during the period. The cost of revenue for Other for the twelve months ended June 30, 2022 was nil, as there were no Equipment Sales or Repairs during the period.

Depreciation and amortization

Depreciation and amortization expense was $18.8 million and $11.6 million for the twelve months ended June 30, 2023 and 2022, respectively. The purchase of additional miners and other property and equipment during the twelve months ended June 30, 2022 resulted in an increase in the depreciable asset base for the following twelve-month period.

General and administrative expenses

G&A expenses were $27.3 million for the twelve months ended June 30, 2023 compared to $31.3 million for the twelve months ended June 30, 2022. The decrease was primarily driven by a decrease of $5.3 million related to payments to employees and advisors related to personal income taxes for the issuance of stock grants, and a decrease of $1.0 million related to a payment made to a government agency associated with the Rescission Offer. This was partially offset by increases in legal and professional fees during the twelve months ended June 30, 2023 due to the launch of our Managed Services business in November 2022, restructuring our debt obligations with NYDIG and Anchorage in February 2023, and fees related to the Business Combination.

Impairment of digital assets

Impairment of digital assets was $3.7 million for the twelve months ended June 30, 2023 compared to $30.3 million for the twelve months ended June 30, 2022. Impairment resulted from declines in the lowest intra-day price of Bitcoin during the period it was held.

Impairment of long-lived assets

Impairment of long-lived assets, including right-of-use assets, was $63.6 million and nil for the twelve months ended June 30, 2023 and 2022, respectively. During the twelve months ended June 30, 2023, adverse changes in the business climate, including decreases in the price of Bitcoin throughout 2022 and the resulting decrease in the market price of miners and mining equipment, indicated that an impairment triggering event had occurred. Testing performed indicated that the estimated fair value of our miners, mining equipment, and other mining operation assets were less than their net carrying value. An impairment charge of approximately $63.6 million was recognized, decreasing the net carrying value of these assets to their estimated fair value.

Legal settlement

Legal settlement was $1.5 million and nil for the twelve months ended June 30, 2023 and 2022, respectively. We filed a malpractice lawsuit in September 2021 as plaintiff. In April 2023, we settled the lawsuit for a gross amount of $3.1 million. In May 2023, we received approximately $1.5 million, net of legal fees.

Other income (expense)

Other income totaled $1.9 million for the twelve months ended June 30, 2023 compared to an expense of $6.9 million for the twelve months ended June 30, 2022. The increase of $8.8 million was primarily driven by a $23.7 million gain on debt extinguishment, resulting from the settlement of our NYDIG debt of approximately $96.7 million. As part of the settlement and extinguishment, we exchanged assets from our site in Pecos, Texas and recorded a gain on extinguishment of debt of approximately $23.7 million. The remaining increase of $6.1 million was related to the equity in earnings of the King Mountain JV, which was acquired in December 2022, partially offset by a $21.0 million increase in interest expense due to higher debt on our balance sheet.

Income tax

Income tax benefit was $1.2 million for the twelve months ended June 30, 2023 compared to an income tax expense of $5.1 million for the twelve months ended June 30, 2022. The increase in income tax benefit was primarily due to taxable loss for the twelve months ended June 30, 2023 compared to taxable income in the prior year period.

King Mountain JV

The King Mountain JV is a 50/50 joint venture with one of the world’s largest renewable energy producers. The King Mountain JV has 280 MW of self-mining and hosting operations located behind-the-meter at a wind farm in McCamey, Texas.

As of December 31, 2024, the King Mountain JV owned approximately 18,000 miners for self-mining (about 1.8EH/s) and hosted approximately 68,200 miners (about 7.7 EH/s) for a single hosting customer at its wholly-owned King Mountain site, which has a total capacity of 280 MW.

We account for the King Mountain JV using the equity method of accounting, resulting in reporting the King Mountain JV as an unconsolidated joint venture. Additionally, our 50% portion of any distributions from the King Mountain JV are used to pay down the TZRC Secured Promissory Note. See Note 10. Investment in unconsolidated joint venture and Note 15. Loans and note payable to the consolidated financial statements found elsewhere in this Annual Report for additional information on the King Mountain JV and TZRC Secured Promissory Note.

Below are the condensed consolidated income statements for the King Mountain JV for the twelve months ended December 31, 2024 and December 31, 2023, the six months ended December 31, 2023 and December 31, 2022, and the twelve months ended June 30, 2023 and June 30, 2022.

Condensed Consolidated Income Statement

	Twelve Months Ended		Six Months Ended		Twelve Months Ended
	December 31,	December 31,	December 31,	December 31,	June 30,	June 30,
(in USD thousands)	2024	2023	2023	2022	2023	2022
Total revenue, net	$143,685	$145,620	$80,565	$12,144	$77,613	$—
Gross profit	69,832	75,031	38,667	4,133	40,912	—
Net income (loss)	6,775	10,524	5,371	(1,020)	4,134	—
Net income (loss) attributable to investee	3,388	5,262	2,686	(510)	2,067	—

Our Board and management team also evaluate Adjusted EBITDA for the King Mountain JV, which is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before depreciation and amortization, and interest income. We use Adjusted EBITDA to assess the King Mountain JV’s financial performance because it allows us to compare the operating performance on a consistent basis across periods by removing the effects of the King Mountain JV’s capital structure.

Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. This non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

	Twelve Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
(in USD thousands)	2024	2023	2023	2022
Net income (loss)	$6,775	$10,524	$5,371	$(1,020)
Depreciation and amortization	62,519	60,967	30,478	5,079
Interest income	(3,325)	(413)	(413)	—
Adjusted EBITDA	$65,969	$71,078	$35,436	$4,059

Liquidity and Capital Resources

Our primary sources of liquidity include our cash, our strategic Bitcoin reserve, our equity sales, and the cash flows generated from our operations. Historically, our primary cash needs have been for working capital to support equipment financing, including the purchase of additional Bitcoin miners, growth initiatives, including infrastructure purchases, development opportunities, and acquisitions.

In 2024, we issued a $150.0 million convertible note to Coatue and drew an additional $15.0 million under our Coinbase loan. During the fourth quarter of 2024, we also made the strategic decision to retain the Bitcoin we mined in our operations rather than auto-liquidate, and purchased additional Bitcoin to bolster our strategic Bitcoin reserve.

On December 4, 2024, we entered into a Controlled Equity Offering Sales Agreement establishing the 2024 ATM, allowing us to offer and sell up to $500.0 million of our common stock from time to time. Concurrently, we launched a $250.0 million stock repurchase program enabling us to repurchase up to 4,683,936 shares of our common stock (representing 5.0% of our issued and outstanding common stock as of December 4, 2024) within twelve months of launch. During the twelve months ended December 31, 2024, we issued and sold 5,553,458 shares of our common stock under the 2024 ATM for gross proceeds of $165.2 million, incurred issuance costs of $3.2 million, and repurchased nil shares of our common stock under the stock repurchase program.

Our ability to meet our anticipated cash requirements will depend on various factors including our ability to maintain our existing business, enter into new lines of business, provide new offerings, compete with existing and new competitors in existing and new markets and offerings, acquire new businesses or pursue strategic transactions, and respond to global and domestic economic, geopolitical, social conditions and their impact on demand for our offerings.

We believe that cash flows generated from operating activities, our strategic Bitcoin reserve, and the 2024 ATM will meet our anticipated cash requirements in the short-term. On a long-term basis, we would rely on access to the capital markets for any long-term funding not provided by operating cash flows, cash on hand, and our strategic Bitcoin reserve.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Twelve Months Ended
	December 31,	December 31,
(in USD thousands)	2024	2023
Cash flows used in operating activities	$(68,535)	$(22,160)
Cash flows (used in) provided by investing activities	(188,472)	86,984
Cash flows provided by (used in) financing activities	311,946	(40,910)

Operating Activities

Net cash used in operating activities was $68.5 million for the twelve months ended December 31, 2024, resulting from net income of $331.4 million, offset by adjustments to reconcile net income to net cash (used in) provided by operating activities of $385.5 million and changes in assets and liabilities of $14.4 million. Net cash used in operating activities was $22.2 million for the twelve months ended December 31, 2023, resulting from net income of $21.9 million, and offset by non-cash adjustments of $52.4 million.

Investing Activities

Net cash used in investing activities totaled $188.5 million for the twelve months ended December 31, 2024, primarily consisting of $124.0 million in property and equipment purchases, $100.7 million in Bitcoin purchases for our strategic reserve, and a $39.6 million deposit for acquiring miners and mining equipment. These outflows were partially offset by $74.5 million in proceeds from Bitcoin sales. Net cash provided by investing activities totaled $87.0 million for the twelve months ended December 31, 2023, primarily consisting of $65.7 million in proceeds from Bitcoin sales, $23.0 million in cash acquired from the Business Combination, and $0.8 million from the sale of property and equipment. These inflows were partially offset by $1.5 million in property and equipment purchases and a $1.0 million cash deposit for miners.

Financing Activities

Net cash provided by financing activities was $311.9 million for the twelve months ended December 31, 2024, primarily consisting of $150.0 million in proceeds from notes payable, $162.0 million in net proceeds from the issuance of common stock through our 2024 ATM, and $22.2 million in proceeds from covered call options premiums. These inflows were partially offset by $36.8 million in loan repayments. Net cash used in financing activities was $40.9 million for the twelve months ended December 31, 2023, primarily consisting of $39.6 million in repayments of loans payable and $1.2 million in debt issuance costs paid.

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

While our significant accounting policies are described in more detail in Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our consolidated financial statements included elsewhere in this Annual Report, we believe the following accounting policies and estimates to be the most critical to fully understand and evaluate this management discussion and analysis:

●	use of estimates;
●	digital assets;
●	revenue from contracts with customers;
●	impairment of long-lived assets;
●	investment in equity investees;
●	finite-lived intangible assets; and
●	stock based compensation expense

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Price Risk of Bitcoin

We hold a significant amount of Bitcoin; therefore, we are exposed to the impact of market price changes in Bitcoin. As of December 31, 2024, we held 10,171 Bitcoin. The fair value of a single Bitcoin was approximately $93,354 as of December 31, 2024; therefore, the fair value of our Bitcoin holdings as of December 31, 2024 was approximately $949.5 million. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

Custodian Risk

Our Bitcoin is held with third-party custodians, Coinbase Custody, NYDIG, and BitGo, which we select based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of our Bitcoin assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage, and security measures of our custodians, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

Credit Risk

Credit risk arises from our practice of pledging Bitcoin as collateral in transactions with counterparties. We mitigate this risk by engaging with counterparties that we believe possess strong creditworthiness based on their size, credit quality, and reputation, among other factors. During the twelve months ended December 31, 2024, we have not incurred any material loss from such transactions. However, there remains a risk that a counterparty could default on its obligations to us, which might result in a material loss. We continually assess the credit risk associated with our counterparties and, if necessary, recognize a loss provision or write-down. Credit risk also arises from us placing our cash and demand deposits in financial institutions. Although we strive to limit our exposure by placing cash and demand deposits with financial institutions with a high credit standing, there can be no assurances that we are able to mitigate our credit risk.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

We have two loans that maintain a variable interest rate. The first is the TZRC Secured Promissory Note, which includes a maximum interest rate of 15.25%. The second is the Coinbase credit facility, which bears interest at a rate of 5.0% plus the greater of (i) the US Federal Funds Target Rate – Upper Bound and (ii) 3.25%. As a result, changes in market interest rates could affect our operations over certain periods and may also impact our ability to finance projects. For more information regarding the TZRC Secured Promissory Note and Coinbase credit facility, see Note 15. Loans and notes payable to the consolidated financial statements included elsewhere in this Annual Report.

In addition, our exposure to interest rate risk relates to our ability to earn interest income on cash balances at variable rates. Changes in short term interest rates are not expected to have a significant effect on the fair value of our cash account.

Item 8. Financial Statements and Supplementary Data

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page

Hut 8 Corp. and Subsidiaries
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 49)	78
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 1232)	79
Consolidated Balance Sheets as of December 31, 2024, and December 31, 2023	84
Consolidated Statements of Operations and Comprehensive Income (Loss) for the twelve months ended December 31, 2024, the six months ended December 31, 2023, and twelve months ended June 30, 2023, and June 30, 2022.	85
Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2024, six months ended December 31, 2023, and twelve months ended June 30, 2023, and June 30, 2022.	86
Consolidated Statements of Cash Flows for the twelve months ended December 31, 2024, six months ended December 31, 2023, and twelve months ended June 30, 2023, and June 30, 2022.	87
Notes to Consolidated Financial Statements	89

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hut 8 Corp.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the changes in Hut 8 Corp.’s (formerly known as U.S. Data Mining Group, Inc. and subsidiaries) (the Company) consolidated statement of stockholders’ equity, disclosures about segments and related information in Note 5, stockholders’ equity and related information in Note 18, stock-based compensation and related information in Note 19 and net income (loss) per share of common stock and related information in Note 20, the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended June 30, 2023 and 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). The 2023 and 2022 financial statements before the effects of the adjustments described in Note 5, Note 18, Note 19 and Note 20 (collectively “the Adjustments”) are not presented herein. In our opinion, before the effects of the Adjustments to retrospectively restate the financial statements, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the years ended June 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to retrospectively apply the Adjustments and, accordingly we do not express an opinion or any other form of assurance about whether such Adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

We served as the Company’s auditor from November 17, 2021 to November 30, 2023.

Boston, Massachusetts

August 24, 2023

Report of Independent Registered
Public Accounting Firm

Board of Directors and Shareholders
Hut 8 Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Hut 8 Corp. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the twelve months ended December 31, 2024 and for the six months ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the twelve months ended December 31, 2024 and for the six months ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2025 expressed an adverse opinion.

We also have audited the adjustments to the June 30, 2023 and 2022 financial statements to retrospectively apply the changes to the segment information in the disclosures about segments and related information in Note 5, and the changes related to the recapitalization of equity structure pursuant to the business combination in the stockholders’ equity and stock-based compensation and related information in Note 18, Note 19 and Note 20. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the financial statements of the Company as at June 30, 2023 and 2022 other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on financial statements as at June 30, 2023 and 2022 taken as a whole.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Digital assets mining revenue

As described further in Note 2 to the financial statements, the Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers. The digital assets mining revenue is derived from the service of performing hash computations for mining pools. The Company has entered into arrangements with mining pool operators to perform hash computations for the mining pools. In exchange for providing hash computation services, the Company is entitled to non-cash consideration in the form of digital assets calculated under payout models determined by the mining pool operators.

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

– We conducted substantive analytical procedures, with a high degree of precision, which include tests of the accuracy and completeness of the underlying data, such as confirmation of certain data with third parties;

– We tested digital assets received directly to the blockchain using our own node and the corresponding cash settlement using the third-party exchange data and the Company’s bank statements.

Existence and rights and obligations of digital assets

As described further in Note 7 to the financial statements, digital assets are either held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company’s ownership and pledged as collateral under a borrowing arrangement or in connection with covered call options sold, or held by a third party for the Bitcoin pledged in connection with a Purchase Agreement for miner purchases.

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

Business combination

As described further in Note 3, on February 15, 2024, Far North Power Corp., a joint venture in which the Company holds an 80.1% interest, acquired four natural gas power plants in Canada. The Company recorded the transaction as a business combination using the acquisition method, with the assets and liabilities of the power plants recorded at their estimated fair values, resulting in a gain on bargain purchase.

Significant estimates and assumptions were made by management with regards to the fair values of assets and liabilities recorded upon the acquisition. This matter required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions on the economic obsolescence for the  tangible assets based on the orderly liquidation value, including the need to involve our valuation specialists.

Our audit procedures related to business combination included the following, among others:

− We utilized valuation specialists to evaluate the reasonableness of management’s valuation methodology;

− We tested the fair values of the assets and liabilities included upon the acquisition;

− We tested the mathematical accuracy of calculations;

− We assessed the consistency of the assumptions used with other accounting estimates.

/s/ RAYMOND CHABOT GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Montréal, Canada

February 28, 2025

Report of Independent Registered
Public Accounting Firm

Board of Directors and Shareholders
Hut 8 Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Hut 8 Corp. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

●	The control pertaining to the review was not operating effectively as it relates to the calculation of the deferred tax provision for Bitcoin held in an international jurisdiction; and
●	The control pertaining to the review of a complex accounting transaction related to the Company’s BITMAIN miner purchase agreement was not operating effectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated February 28, 2025 which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Other information

We do not express an opinion or any other form of assurance on Management’s Plan for Remediation.

/s/ RAYMOND CHABOT GRANT THORNTON LLP

Montreal, Quebec
February 28, 2025

Hut 8 Corp. and Subsidiaries

Consolidated Balance Sheets

(in USD thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash	$85,044	$30,504
Restricted cash	591	453
Accounts receivable, net	6,989	3,336
Deposits and prepaid expenses	52,679	18,457
Derivative asset	18,076	—
Digital assets – held in custody	—	4,963
Digital assets – pledged for miner purchase	92,389	—
Equipment held for sale	—	3,907
Income taxes receivable	1,073	—
Total current assets	256,841	61,620

Non-current assets
Digital assets – held in custody	525,235	282,997
Digital assets – pledged as collateral	331,876	100,550
Property and equipment, net	221,681	118,069
Operating lease right-of-use asset	20,593	14,534
Deposits and prepaid expenses	7,886	5,540
Investment in unconsolidated joint venture	82,015	82,656
Other investments	6,378	—
Intangible assets, net	13,273	17,279
Goodwill	53,082	57,595
Total non-current assets	1,262,019	679,220
Total assets	$1,518,860	$740,840

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$56,882	$43,757
Deferred revenue	6,199	2,700
Operating lease liability, current portion	2,689	1,226
Finance lease liability, current portion	4,783	748
Derivative liability	18,437	—
Loans and notes payable, current portion	64,965	64,127
Total current liabilities	153,955	112,558

Non-current liabilities
Operating lease liability, less current portion	18,675	13,736
Finance lease liability, less current portion	18,917	661
Loans and notes payable, less current portion	235,620	123,320
Deposit liability	—	2,317
Deferred tax liabilities	111,114	609
Total non-current liabilities	384,326	140,643
Total liabilities	538,281	253,201

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 99,478,012 and 88,962,964 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	995	889
Additional paid-in capital	789,597	576,241
Retained earnings (accumulated deficit)	231,630	(100,252)
Accumulated other comprehensive (loss) income	(45,553)	10,761
Total Hut 8 Corp. stockholders’ equity	976,669	487,639
Non-controlling interests	3,910	—
Total stockholders’ equity	980,579	487,639
Total liabilities and stockholders’ equity	$1,518,860	$740,840

See accompanying Notes to Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in USD thousands, except share and per share data)

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
	December 31,	December 31,	June 30,	June 30,
	2024	2023	2023	2022
Revenue:
Power	$56,602	$12,595	$12,798	$—
Digital Infrastructure	17,482	5,817	16,479	5,566
Compute	80,701	41,347	49,247	68,164
Other	7,600	110	3,636	—
Total revenue	162,385	59,869	82,160	73,730

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	21,538	3,366	975	—
Cost of revenue – Digital Infrastructure	15,556	4,276	409	2,422
Cost of revenue – Compute	44,977	26,040	38,601	23,361
Cost of revenue – Other	4,584	18	3,127	—
Total cost of revenue	86,655	33,700	43,112	25,783

Operating expenses (income):
Depreciation and amortization	47,773	10,569	18,779	11,591
General and administrative expenses	72,917	37,547	27,344	31,325
Gains on digital assets	(509,337)	(32,626)	—	—
(Gain) loss on sale of property and equipment	(634)	443	445	—
Realized gain on sale of digital assets	—	—	(4,577)	(5,455)
Impairment of digital assets	—	—	3,703	30,301
Impairment of long-lived assets	—	—	63,574	—
Impairment – other	4,472	—	—	—
Legal settlement	—	—	(1,531)	—
Total operating (income) expenses	(384,809)	15,933	107,737	67,762
Operating income (loss)	460,539	10,236	(68,689)	(19,815)

Other (expense) income:
Foreign exchange (loss) gain	(5,000)	1,002	—	—
Interest expense	(29,794)	(11,701)	(27,935)	(6,919)
Gain on debt extinguishment	5,966	—	23,683	—
Gain on derivatives	6,780	—	—	—
Gain on bargain purchase	3,060	—	—	—
Equity in earnings of unconsolidated joint venture	10,359	6,173	6,132	—
Total other (expense) income	(8,629)	(4,526)	1,880	(6,919)

Income (loss) from continuing operations before taxes	451,910	5,710	(66,809)	(26,734)

Income tax (provision) benefit	(113,457)	421	1,198	(5,069)

Net income (loss) from continuing operations	$338,453	$6,131	$(65,611)	$(31,803)

(Loss) income from discontinued operations (net of income tax benefit of $2.3 million, nil, nil, and nil, respectively)	(7,044)	77	—	—

Net income (loss)	331,409	6,208	(65,611)	(31,803)

Less: Net loss attributable to non-controlling interests	473	—	—	—
Net income (loss) attributable to Hut 8 Corp.	$331,882	$6,208	$(65,611)	$(31,803)

Net income (loss) per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp.	$3.71	$0.12	$(1.58)	$(0.94)
Diluted from continuing operations attributable to Hut 8 Corp.	$3.40	$0.11	$(1.58)	$(0.94)

Weighted average number of shares of common stock outstanding:
Basic	91,320,744	51,268,013	41,471,593	33,900,145
Diluted	101,047,739	55,272,610	41,471,593	33,900,145

Net income (loss)	$331,409	$6,208	$(65,611)	$(31,803)
Other comprehensive income (loss):
Foreign currency translation adjustments	(56,390)	10,761	—	—
Total comprehensive income (loss)	275,019	16,969	(65,611)	(31,803)
Less: Comprehensive loss attributable to non-controlling interest	549	—	—	—
Comprehensive income (loss) attributable to Hut 8 Corp.	$275,568	$16,969	$(65,611)	$(31,803)

See accompanying Notes to Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in USD thousands, except share and per share data)

										(Accumulated
									Additional	Deficit)		Accumulated Other	Total
	Series A Preferred Stock - USTBC		Series B Preferred Stock - USBTC		Series B-1 Preferred Stock - USTBC		Common Stock		Paid-in	Retained	Non-controlling	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Income (Loss)	Equity
Balance, June 30, 2021	—	$—	—	$—	—	$—	31,647,086	$316	$44,639	$(9,084)	$—	$—	$35,871
Recission of preferred stock	(31,500)	(100)	—	—	—	—	—	—	—	—	—	—	—
Retroactive application of recapitalization	31,500	100	—	—	—	—	(21,155)	—	(100)	—	—	—	(100)
Issuance of preferred stock, net of offering costs	—	—	10,000,000	61,067	—	—	—	—	—	—	—	—	—
Retroactive application of recapitalization	—	—	(10,000,000)	(61,067)	—	—	6,715,973	67	61,000	—	—	—	61,067
Issuance of preferred stock, net of offering costs	—	—	—	—	793,250	12,537	—	—	—	—	—	—	—
Retroactive application of recapitalization	—	—	—	—	(793,250)	(12,537)	532,744	5	12,532	—	—	—	12,537
Transfer of shares subject to registration to permanent equity – net of retroactive application of recapitalization	—	—	—	—	—	—	440,736	4	500	—	—	—	504
Transfer of shares subject to registration to permanent equity	110,250	351	—	—	—	—	—	—	—	—	—	—	—
Retroactive application of recapitalization	(110,250)	(351)	—	—	—	—	74,043	1	350	—	—	—	351
Cancellation of restricted stock award – net of retroactive application of recapitalization	—	—	—	—	—	—	(167,900)	—	—	—	—	—	—
Stock-based compensation – net of retroactive application of recapitalization	—	—	—	—	—	—	2,242,808	22	9,154	—	—	—	9,176
Net loss	—	—	—	—	—	—	—	—	—	(31,803)	—	—	(31,803)
Balance, June 30, 2022	—	$—	—	$—	—	$—	41,464,335	$415	$128,075	$(40,887)	$—	$—	$87,603
Issuance of common stock – net of retroactive application of recapitalization	—	—	—	—	—	—	1,987,936	20	750	—	—	—	770
Cancellation of restricted stock award – net of retroactive application of recapitalization	—	—	—	—	—	—	(968,388)	(10)	651	—	—	—	641
Stock-based compensation – net of retroactive application of recapitalization	—	—	—	—	—	—	709,318	7	3,963	—	—	—	3,970
Net loss	—	—	—	—	—	—	—	—	—	(65,611)	—	—	(65,611)
Balance, June 30, 2023	—	$—	—	$—	—	$—	43,193,201	$432	$133,439	$(106,498)	$—	$—	$27,373
Cumulative effect upon adoption of ASU 2023-08	—	—	—	—	—	—	—	—	—	38	—	—	38
Issuance of common stock for the replacement of cancelled restricted stock awards – net of retroactive application of recapitalization	—	—	—	—	—	—	968,388	10	7,805	—	—	—	7,815
Issuance of common stock – stock option exercises – net of retroactive application of recapitalization	—	—	—	—	—	—	42,508	—	16	—	—	—	16
Shares issued in the Business Combination	—	—	—	—	—	—	44,346,008	443	430,578	—	—	—	431,021
Warrants assumed in the Business Combination	—	—	—	—	—	—	—	—	6	—	—	—	6
Issuance of common stock – restricted stock unit settlements	—	—	—	—	—	—	412,859	4	(4)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,401	—	—	—	4,401
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	10,761	10,761
Net income	—	—	—	—	—	—	—	—	—	6,208	—	—	6,208
Balance, December 31, 2023	—	$—	—	$—	—	$—	88,962,964	$889	$576,241	$(100,252)	$—	$10,761	$487,639
Issuance of common stock – at-the-market offering, net of issuance costs	—	—	—	—	—	—	5,553,458	56	161,902	—	—	—	161,958
Issuance of common stock – stock option exercises	—	—	—	—	—	—	1,478,415	15	561	—	—	—	576
Issuance of common stock – restricted stock unit settlements	—	—	—	—	—	—	1,145,963	12	(12)	—	—	—	—
Issuance of common stock – restricted stock unit settlements, net of withholding taxes	—	—	—	—	—	—	5,927	—	(40)	—	—	—	(40)
Issuance of common stock – deferred stock unit settlements	—	—	—	—	—	—	17,850	—	—	—	—	—	—
Issuance of common stock – debt extinguishment	—	—	—	—	—	—	2,313,435	23	30,162	—	—	—	30,185
Acquisition of subsidiary with noncontrolling ownership interests	—	—	—	—	—	—	—	—	—	—	4,459	—	4,459
Stock-based compensation	—	—	—	—	—	—	—	—	20,783	—	—	—	20,783
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(76)	(56,314)	(56,390)
Net income	—	—	—	—	—	—	—	—	—	331,882	—	—	331,882
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(473)	—	(473)
Balance, December 31, 2024	—	$—	—	$—	—	$—	99,478,012	$995	$789,597	$231,630	$3,910	$(45,553)	$980,579

See accompanying Notes to Consolidated Financial Statements.

Reflects the retrospective application of the 0.6716 share consolidation pursuant to the Business Combination effective November 30, 2023 and the 250-for-1 stock split effective September 1, 2022.

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(in USD thousands)

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
	December 31,	December 31,	June 30,	June 30,
	2024	2023	2023	2022
Operating activities
Net income (loss)	$331,409	$6,208	$(65,611)	$(31,803)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	47,773	10,569	18,779	11,591
Impairment of long-lived assets	—	—	63,574	—
Impairment - other	4,472	—	—	—
Amortization of operating right-of-use assets	1,636	208	296	402
Non-cash lease expense	1,972	185	127	153
Stock-based compensation	20,783	12,216	4,611	9,176
Equity in earnings of unconsolidated joint venture	(10,359)	(6,173)	(6,132)	—
Distributions of earnings from unconsolidated joint venture	11,000	17,100	11,750	—
Bitcoin mining revenue	(71,536)	(40,741)	(49,247)	(68,164)
Hosting revenue earned in Bitcoin	(4,262)	(2,027)	—	—
Gains on digital assets	(509,337)	(32,626)	—	—
Impairment of digital assets	—	—	3,703	30,301
Realized gain on sale of digital assets	—	—	(4,577)	(5,455)
Deferred tax assets and liabilities	111,758	(845)	(1,518)	5,069
Gain on debt extinguishment	(5,966)	—	(23,683)	—
Non-cash income	(4,472)	—	—	—
Foreign exchange loss (gain)	5,000	(1,338)	—	—
Amortization of debt discount	4,178	3,649	3,551	574
(Gain) loss on sale of property and equipment	(634)	443	445	—
Gain on derivatives	(6,780)	—	—	—
Gain on bargain purchase	(3,060)	—	—	—
Paid-in-kind interest expense	15,249	7,669	19,761	—
Loss (income) on discontinued operations	7,044	(77)	—	—
Changes in assets and liabilities:
Accounts receivable, net	(719)	(643)	532	(155)
Deposits and prepaid expenses	(5,584)	(254)	8,445	(10,667)
Equipment held for sale	3,907	—	—	—
Income taxes receivable	(1,073)	—	—	—
Accounts payable and accrued expenses	(8,349)	3,326	1,531	420
Deferred revenue	3,499	1,669	(13,808)	14,839
Operating lease liabilities	(3,767)	(456)	(544)	(518)
Deposit liability	(2,317)	2,317	(1,322)	1,322
Net cash used in operating activities	(68,535)	(19,621)	(29,337)	(42,915)

Investing activities
Proceeds from sale of digital assets	74,476	41,548	50,030	44,351
Bitcoin purchased	(100,708)	—	—	—
Deposit paid to purchase miners and mining equipment	(39,611)	—	(11,900)	(141,445)
Purchases of property and equipment	(123,991)	(604)	(3,139)	(37,271)
Proceeds from sale of property and equipment	4,851	672	257	—
Additions to intangible assets	(286)	—	—	—
Cash paid to acquire investment in Ionic	(6,378)	—	—	—
Investment in unconsolidated joint venture	—	—	(10,000)	—
Cash acquired on completion of the Business Combination	—	23,031	—	—
Cash acquired on Far North acquisition	3,175	—	—	—
Net cash (used in) provided by investing activities	(188,472)	64,647	25,248	(134,365)

Financing activities
Proceeds from loans payable	14,849	—	14,240	130,708
Proceeds from notes payable	150,000	—	—	—
Net proceeds from covered call options premium	22,236	—	—	—
Repayments of loans payable	(34,039)	(24,740)	(19,606)	(9,275)
Repayments of notes payable - related parties	—	—	—	(1,250)
Debt issuance costs paid	(867)	—	(1,233)	(2,058)
Principal payments on finance lease	(2,727)	(60)	—	—
Proceeds from the issuance of preferred stock	—	—	—	73,787
Preferred stock offering costs paid	—	—	—	(183)
Payments for preferred stock recission	—	—	—	(100)
Payment of withholding tax on vesting of restricted stock units	(40)	—	—	—
Proceeds from the issuance of common stock – stock option exercises	576	16	—	—
Proceeds from the issuance of common stock – at-the-market offering, net of issuance costs	161,958	—	—	—
Net cash provided by (used in) financing activities	311,946	(24,784)	(6,599)	191,629

Effect of exchange rate changes on cash, and restricted cash	(261)	336	—	—
Net increase (decrease) in cash	54,678	20,578	(10,688)	14,349
Cash, beginning of period	30,957	10,379	21,067	6,718
Cash, and restricted cash, end of period	$85,635	$30,957	$10,379	$21,067

See accompanying Notes to Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(in USD thousands)

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
	December 31,	December 31,	June 30,	June 30,
	2024	2023	2023	2022
Supplemental cash flow information:
Cash paid for interest	$11,159	$454	$5,542	$6,837
Cash paid for income taxes	$2,816	$700	$—	$—

Non-cash transactions
Reclassification of deposits and prepaid expenses to property and equipment	$400	$—	$73,189	$79,491
Loan payable assumed in investment in unconsolidated joint venture, at fair value	$—	$—	$95,101	$—
Intangible assets assumed in investment in unconsolidated joint venture, at fair value	$—	$—	$5,900	$—
Debt proceeds not yet received included in deposits and prepaid expenses	$—	$—	$—	$5,485
Right-of-use assets obtained in exchange for operating lease liabilities	$9,282	$1,470	$—	$2,262
Property and equipment acquired under finance leases	$25,888	$—	$—	$—
Reclassification of property and equipment to other current assets	$—	$—	$—	$189
Proceeds from sale of digital assets in accounts receivable	$—	$—	$—	$1,013
Cancellation of lease	$—	$—	$648	$—
Mining revenue in accounts receivable, net	$—	$292	$212	$125
Property and equipment in accounts payable and accrued expenses	$—	$7,095	$386	$5,350
Common stock issued as part of debt restructuring	$—	$—	$770	$—
Common stock issued in connection with debt extinguishment	$30,185	$—	$—	$—
Non-cash transfer of shares from temporary equity	$—	$—	$—	$855
Net loss attributable to non-controlling interests	$(473)	$—	$—	$—
Assets acquired net of liabilities assumed on Far North acquisition, net of cash	$6,463	$—	$—	$—
Assets acquired net of liabilities assumed on completion of the Business Combination, net of cash	$—	$407,996	$—	$—
Cumulative effect upon adoption of ASU 2023-08	$—	$38	$—	$—
Issuance of common stock - restricted stock unit settlements	$10	$4	$—	$—

See accompanying Notes to Consolidated Financial Statements

Note 1. Organization

Nature of operations and corporate information

Hut 8 Corp. (together with its subsidiaries, the “Company” or “Hut 8”) is an energy infrastructure platform that integrates Power, Digital Infrastructure, and Compute at scale to fuel next-generation, energy-intensive use cases such as Bitcoin mining and high-performance computing (“HPC”) across North America. The Company was incorporated in Delaware in January 2023. The Company acquires, designs, builds, manages, and operates data centers that power these energy-intensive workloads. As of December 31, 2024, the Company’s total energy capacity under management was 1,020 MW across fifteen sites: 665 MW across five Bitcoin mining sites in North America, 310 MW across four natural gas power generation facilities in Canada, 3 MW across five cloud and colocation data centers in Canada, and 42 MW at a non-operational site in Canada. During the twelve months ended December 31, 2024, the Company also brought online 1,000 NVIDIA H100 GPUs for its GPU-as-a-Service business under its wholly owned subsidiary, Highrise AI, Inc.

Business combination

On November 30, 2023, U.S. Data Mining Group, Inc. dba US Bitcoin Corp, a Nevada corporation doing business as “US BITCOIN” (“USBTC”), and Hut 8 Mining Corp., a corporation existing under the laws of British Columbia (“Legacy Hut”), combined their business pursuant to a business combination agreement (“the Business Combination Agreement”) signed on February 6, 2023 by becoming wholly owned subsidiaries of a newly formed U.S. domiciled parent entity, named “Hut 8 Corp.” The transaction (the “Business Combination”) was accounted for under the acquisition method with USBTC identified as the accounting acquirer for financial statement reporting purposes.

In connection with the Business Combination, USTBC changed its fiscal year end to December 31 from June 30, effective November 30, 2023. As a result, the Company’s results of operations, and all transactions impacting stockholders’ equity presented in this Annual Report for the 2023 comparative period are for the six months ended December 31, 2023, whereas its fiscal year 2023 and 2022 are for the twelve months ended June 30, unless otherwise noted. The results for the six months ended December 31, 2023 consist of 5 months of financial information for USBTC from July to November 2023, and 1 month of financial information for the combined company for December 2023. The results for the twelve months ended December 31, 2024 consist of a full year for the combined company.

Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements

Basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“GAAP”).

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company believes that the reclassifications did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures. The impact on any prior period disclosures was immaterial.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its Consolidated Financial Statements and ensures that there are proper controls in place to ascertain that the Company’s Consolidated Financial Statements properly reflect the change.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Update ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities to provide additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization related to oil-and-gas producing activities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard.

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures (1) for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and (2) for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the Chief Operating Decision Maker (“CODM”), the title and position of the CODM, and an explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and allocation of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023; early adoption is permitted. The Company adopted ASU 2023-07 for our annual period beginning January 1, 2024 on a retrospective basis to all periods presented. Refer to Note 5. Segment Information.

On August 23, 2023, the FASB issued ASU No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture and requires contributions received by a joint venture to be measured at fair value upon formation. ASU 2023-05 is designed to provide useful information to investors and reduce diversity in accounting practice. The new standard is effective for the Company for its fiscal year beginning January 1, 2025; early adoption is permitted. The Company is currently evaluating the impact of adopting the standard.

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

Change in estimates

During the quarter ended March 31, 2024, management performed an operational efficiency review of its mining equipment which considered the anticipated impact of the Bitcoin network Halving that occurred in April 2024. The outcome was a change in the expected useful life of the Company’s MicroBT M31S and M31S+ miners and Canaan Avalon miners. The mining equipment was originally estimated to have a useful life of four years from the date the mining equipment was put into service. After the operational efficiency review, the mining equipment was estimated to have a useful life of five months as of January 1, 2024. The result is a change in estimate, which was applied prospectively. Notwithstanding any future addition to the mining equipment of the same models, the effect of the change in useful life on actual and expected depreciation expense, effective the quarter ended March 31, 2024, is as follows:

	December 31,	December 31,	December 31,
(in USD thousands)	2024	2025	2026
(Increase) decrease in depreciation expense	$(2,308)	$2,028	$280

Cash

Cash includes cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal or use. The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2024 and December 31, 2023, the Company had no cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. To date, the Company has not experienced any losses on these deposits.

Restricted cash

Restricted cash as of December 31, 2024 and 2023 principally represented those cash balances that support commercial letters of credit and are restricted from withdrawal.

Accounts receivable

Accounts receivable consist of amounts due from the Company’s Power, Digital Infrastructure, and Compute customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased.

Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses are recorded in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Based on the Company’s current and historical collection experience, management recorded allowances for doubtful accounts of $0.2 million, and $0.1 million as of December 31, 2024 and December 31, 2023, respectively.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or a liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2024 and 2023:

	Fair value measured at December 31, 2024
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
(in USD thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Digital assets	$949,500	$949,500	$—	$—
Covered call options	(18,437)	—	(18,437)	—
Separated embedded derivative from convertible note	—	—	—	—
Bitcoin redemption option	18,076	—	—	18,076

	Fair value measured at December 31, 2023
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
(in USD thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Digital assets	$388,510	$388,510	$—	$—

In determining the fair value of its digital assets, the Company uses quoted prices as determined by the Company’s principal market, which is Coinbase Prime. As such, the Company’s digital assets were determined to be Level 1 assets. See Digital assets below for a description of the Company’s digital asset accounting policy. In estimating the fair value of its covered call options, the Company uses the Black-Scholes pricing model, which includes several inputs and assumptions including the market price of the underlying asset (Bitcoin), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the options. The expected term of the options is the contractual term of the options given the options can only be exercised on the expiry date. The Company determined that the covered call options are Level 2 liabilities given all inputs are observable, but the options themselves are not traded in an active market. The Company estimates the fair value of its separated embedded derivative from convertible note using the partial differential equation model (“PDE Model”), which includes several inputs and assumptions including the Company’s common stock price at the time of valuation, the implied volatility of the Company’s common stock matching the moneyness of the conversion option, the risk-free interest rate curve, and the credit spread. In addition, management’s assumption of the probability of occurrence of the separated embedded derivative from the convertible note’s trigger event is a significant unobservable input. For quantitative disclosure on the inputs used to determine the fair value of the Company’s separated embedded derivative from convertible note, see Note 16. Derivatives. The Company determined that the separated embedded derivative from convertible note is a Level 3 liability given significant unobservable inputs are included in its valuation. The Company estimates the fair value of its Bitcoin redemption option using the Black-Scholes pricing model, which includes several inputs and assumptions including the market price of the underlying asset (Bitcoin), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the redemption option. In addition, management’s assumption of the start of the redemption period, triggered by a shipment date of purchased property and equipment, is a significant unobservable input. For quantitative disclosure on the inputs used to fair value the Company’s Bitcoin redemption option, see Note 16. Derivatives. The Company determined that the Bitcoin redemption option is a Level 3 liability given a significant unobservable input is included in its valuation.

See the Derivatives below for a description of the Company’s derivative instrument accounting policy.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s non-financial assets, including goodwill, intangible assets, operating lease right-of-use assets, and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. The Company had nil impairment from its continuing operations related to its non-financial assets and liabilities measured on a non-recurring basis during the twelve months ended December 31, 2024 and six months ended December 31, 2023, respectively. For the twelve months ended June 30, 2023 and June 30, 2022, the Company recognized impairment loss from its continuing operations of $63.6 million and nil, respectively. The Company recognized approximately $6.1 million of impairment losses from its discontinued operations related to the Drumheller site’s non-financial assets and liabilities measured on a non-recurring basis during the twelve months ended December 31, 2024. There were no discontinued operations during the six months ended December 31, 2023 and twelve months ended June 30, 2023 and June 30, 2022. See the Impairment of long-lived assets and goodwill accounting policy below, as well as Note 4. Discontinued operations for further discussion.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of loans and notes payable and other long-term liabilities approximate fair value as the related interest rates approximate rates currently available to the Company except for the Company’s convertible note. See Derivatives and Convertible instruments below for a description of the Company’s derivative instrument accounting policy and convertible instrument accounting policy, respectively, and Note 15. Loans and notes payable for disclosure on the Company’s convertible note.

Digital assets

As a result of the adoption of ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) on July 1, 2023, which was the beginning of the Company's fiscal year ended December 31, 2023, digital assets are measured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price from the Company’s principal market, which is Coinbase Prime, in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company’s Bitcoin mining revenue recognition cut-off. Changes in fair value are recognized in Gains on digital assets, in Operating income (loss) on the Consolidated Statements of Operations and Comprehensive Income (Loss). When the Company sells digital assets, gains or losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a First In-First Out basis and are also recorded within the same line item Gains on digital assets.

Prior to the adoption of ASU 2023-08, digital assets held were accounted for as intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life was not amortized but assessed for impairment when events or changes in circumstances occurred indicating that it was more likely than not that the indefinite-lived asset was impaired, and at a minimum annually. The Company measured for impairment on a daily basis, determining the fair value of its digital assets by using the lowest intra-day price as determined by the Company’s principal market. The Company recognized impairment whenever, and to the extent, the carrying amount exceeded the lowest intra-day price. To the extent an impairment loss was recognized, the loss established the new cost basis of the asset. Subsequent reversal of impairment losses was not permitted.

Digital assets received by the Company through its revenue activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

During the fourth quarter of 2024, the Company made the strategic decision to change its approach towards its strategic treasury policy, retaining all Bitcoin mined in its operations to increase its Bitcoin holdings. As a result of its intent to hold on to its Bitcoin, the Company began classifying its digital assets held as a non-current asset on its Consolidated Balance Sheet, except for certain specific use cases. Decisions to utilize the Bitcoin will be made on a case-by-case basis. The Company has classified certain digital assets as current on its Consolidated Balance Sheets in connection with the Bitcoin it purchased and subsequently pledged to BITMAIN in connection with a Future Sales and Purchase Agreement, as amended (the “BITMAIN Purchase Agreement”) to acquire ASIC miners.

Investment in equity investees

The Company accounts for its investment in equity investees in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The Company accounts for its investment in the joint venture, TZRC LLC (“TZRC”), under ASC 323 because it has the ability to exercise significant influence, but not control, over the investee. See Note 10. Investment in unconsolidated joint venture for additional information on the equity method investment entity. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent, or an ownership interest greater than three to five percent in certain partnerships, unincorporated joint ventures and limited liability companies, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, an investment in the unconsolidated investee is generally initially measured and recorded at cost.

The Company recorded its investment in TZRC based upon the fair value of the consideration transferred which was determined to be its cost. The Company’s investment is subsequently adjusted to recognize its share of net income or losses as they occur. The Company also adjusts its investment upon receipt of a distribution from an equity investee, which is accounted for as a distribution-in-kind that is measured as of time of receipt. The Company’s share of the investees’ earnings or losses is recorded, net of taxes, within Equity in earnings of unconsolidated joint venture on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, the Company’s interest in the net assets of its equity method investee is reflected on its Consolidated Balance Sheets. If, upon the Company’s acquisition of the investment, there is any difference between the cost of the investment and the amount of the underlying equity in the net assets of the investee, the difference is required to be accounted for as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the Company is unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, success of the mining operations and the overall health of the investee’s industry), then the Company would record a write-down to the estimated fair value. No impairment of the Company’s investment in TZRC was recorded for the twelve months ended December 31, 2024, six months ended December 31, 2023, or twelve months ended June 30, 2023 or June 30, 2022, respectively.

Long-term investments

For equity investments, the Company initially records equity investments at cost then adjusts the carrying value of such equity investments through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon an impairment.

On January 31, 2024, the Company entered into a contribution agreement (the “Contribution Agreement”) with Ionic Digital Inc. (“Ionic”), a company founded to effectuate the restructuring of certain mining assets of Celsius Network LLC (“Celsius”) in connection with Celsius’ bankruptcy auction. Pursuant to the Contribution Agreement, on January 31, 2024, the Company acquired 374,261 shares of Ionic’s Class A common stock in exchange for a cash payment of $6.4 million.

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

Based on the Company and the industry’s limited history to date, management is limited by the market data available. Furthermore, the data available also include data derived from the use of economic modelling to forecast future digital assets and the assumptions reflected in such forecasts, including digital assets price and network difficulty, as well as management assumptions, are inherently uncertain. Based on currently available data, management has determined that the straight-line method of depreciation best reflects the current expected useful life of mining equipment and related infrastructure. Management reviews estimates at each reporting date and will revise such estimates as and when data become available. Management reviews the appropriateness of its assumptions related to residual value at each reporting date.

The estimated useful lives of the Company’s property and equipment are generally as follows:

Useful life (in years)
Mining infrastructure	5 – 10
Miners and mining equipment	2 – 4
Data center infrastructure	5 – 8
Computer and network equipment	3
Right-of-use assets - Finance lease	Shorter of lease term or useful life of asset
Leasehold improvements	Shorter of lease term or useful life of asset
Land improvements	15
Power plant assets	10
AI GPUs	5

Upon the sale or retirement of property and equipment, the cost and accumulated depreciation and amortization are removed from the Company’s Consolidated Balance Sheets and Consolidated Statement of Operations and Comprehensive Income (Loss) in the relevant reporting period.

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

The Company initially measures long-lived assets that are classified as held for sale at the lower of their carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of long-lived assets until the date of sale. The Company assesses the fair value of a long-lived asset less any costs to sell in each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. For the twelve months ended December 31, 2024, six months ended December 31, 2023, and twelve months ended June 30, 2023 and June 30, 2022, the Company has not recognized any impairment or gains on sales of its mining equipment held for sale.

On December 18, 2023, the Company signed an interim agreement to build out and install mining operations in connection with the Celsius bankruptcy proceedings at a site in Cedarvale, Texas, in which the Company also made certain of its unused mining infrastructure available for sale. As of December 31, 2023, the Company determined that each of the above criteria to classify long-lived assets to be sold as held for sale were met, and reclassified the carrying value of these assets of $3.9 million to Equipment held for sale. In February 2024, the Company sold $2.0 million of these assets. The Company sold the remaining assets in April 2024. As of December 31, 2024, the Equipment held for sale on the Company’s Consolidated Balance Sheets was nil.

Impairment of long-lived assets and goodwill

The Company reviews long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset groups) may not be fully recoverable. The asset (or asset group) to be held and used that is subject to impairment review represents the lowest level of identifiable cash flows that is largely independent of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered unrecoverable, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Factors the Company considers that could trigger an impairment include, but are not limited to, the following: significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, and significant technological changes that could render the asset (or asset group) obsolete. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded as cost and expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). For the twelve months ended December 31, 2024, six months ended December 31, 2023 and twelve months ended June 30, 2023 and June 30, 2022, there were nil, nil, $63.6 million, and nil impairment losses from continuing operations, respectively. For the discontinued operations, there were $6.1 million of impairment losses pertaining to the Company’s asset groups for the twelve months ended December 31, 2024. There were no discontinued operations for the six months ended December 31, 2023 and twelve months ended June 30, 2023 and June 30, 2022.

Finite-lived intangible assets

Intangible assets are comprised of customer relationships and a favorable contract acquired by the Company through a business combination, and rights to a property management agreement (“PMA”) under which it would be compensated for services of running TZRC’s operations. Intangible assets are amortized on a straight-line basis over the expected useful life, which is their contractual term or estimated useful life. The Company performs assessments to determine whether the finite-lived classification is still appropriate at least annually. The carrying value of finite-lived assets and their remaining useful lives are also reviewed at least annually to determine if circumstances exist that indicate a potential impairment or revision to the amortization period. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. The Company exercises judgment in selecting the assumptions used in the estimated future undiscounted cash flows analysis. Impairment is measured by the amount that the carrying value exceeds fair value. The use of different estimates or assumptions could result in significantly different fair values for our reporting units and intangible assets.

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

Useful life (in years)
Customer relationships	6
Favorable contract	4
Property management agreement	10
Other intangible assets	3

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

Leases

The Company accounts for its leases under ASC Topic 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the Consolidated Balance Sheets as both a right-of-use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.

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

Derivatives

The Company accounts for the derivative contracts it enters into and the separated embedded derivative from convertible note as follows:

Bitcoin redemption option

The Company has entered into an agreement to purchase plant and equipment which includes a pledge of Bitcoin and right to redeem the pledged Bitcoin for a certain period after the redemption period starts. The redemption period starts when the purchased plant and equipment is shipped. The amount of Bitcoin that can be redeemed is pro-rata of the percentage of plant and equipment shipped. This Bitcoin redemption option does not qualify as an accounting hedge under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Company carries the Bitcoin redemption option at fair value and any gains or losses are recognized in profit or loss, respectively.

Covered call options

From time to time, the Company sells options on Bitcoin that it owns (the “covered call options”). The Company sold covered call options during the twelve months ended December 31, 2024 to generate cash flows on a portion of its Bitcoin held. These options do not qualify as accounting hedges under ASC 815. Accordingly, the Company carries the covered call options at fair value and any gains or losses are recognized in profit or loss, respectively.

Separated embedded derivative from convertible note

The Company evaluates and accounts for derivatives embedded in its convertible instruments in accordance with ASC 815.  Accordingly, the Company has assessed if embedded derivatives should be separated from its host contract and accounted for as a derivative instrument based on whether all three ASC 815 criteria are met: (1) the economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract, (2) the hybrid instrument is not remeasured at fair value under GAAP with changes in fair value reported in earnings as they occur, and (3) a separate instrument with the same terms as the embedded derivative would be a derivative instrument. ASC 815 also provides an exception to this rule when the host instrument is deemed to be a conventional convertible debt instrument as defined in the FASB ASC topic. The Company identified embedded derivatives in a convertible instrument it issued, including conversion options, other redemption features, and contingently exercisable options. The Company determined that the Contingent Repurchase Right (as defined in Note 15. Loans and notes payable) in such convertible instrument is an embedded derivative that should be separated from its host contract and accounted for as a derivative instrument as per ASC 815. The conversion option is indexed to the Company’s common stock and meets the criteria for classification in stockholders’ equity, and therefore derivative accounting does not apply. The other embedded derivatives do not meet all three previously mentioned ASC 815 criteria, and therefore should not be separated from their host contract. The Company accounts for its separated embedded derivative as a derivative instrument that is carried at fair value and recognizes any gains or losses in profit or loss, respectively.

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

Segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the CODM to make strategic decisions, allocate resources, and assess financial performance. The Company’s operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics and have similar business activities. The Company’s Chief Executive Officer (“CEO”) serves as the CODM, responsible for strategic decisions regarding operations and financial management. As of December 31, 2024, the Company has four reportable segments, each evaluated separately by the CODM: Power, Digital Infrastructure, Compute, and Other. The Company changed its reportable segments during the year ended December 31, 2024 to better align with the Company’s objectives; accordingly, the comparative results were recast to align with the new reportable segments. The previous reportable segments were as follows: Digital Asset Mining, Managed Services, High Performance Computing – Colocation and Cloud, and Other. The CODM uses revenue and cost of revenue of the Company’s four reportable segments to assess their performance. The CODM does not evaluate performance or allocate resources based on segment asset or liability information.

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

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: (1) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and (2) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

Power

The Power business segment consists of revenue streams related to Managed Services and Power Generation.

Power Generation

The Company generates revenue by providing capacity and energy to the electrical grid through its four natural gas power plants in Ontario, Canada, owned by the Company’s consolidated subsidiary, Far North Power Corp. (the “Far North JV”), and its respective subsidiaries. Revenue is measured at the fair value of the consideration received or receivable for services, net of discounts and applicable taxes. The Company applies the five-step ASC 606 model in determining the appropriate treatment of its revenue sources. The principal sources of revenue and the recognition of these revenues are as follows:

●	Capacity revenue is recognized over time as the Company satisfies its performance obligation by making its power generation capacity available to the grid. This revenue is recorded ratably over the enforceable contract period, consistent with industry practice to measure satisfaction through the passage of time.
●	Electricity sales revenue is recognized at the point in time when control of the electricity is transferred to the grid operator, based on the market price of electricity at the time of delivery. This revenue is subject to variable consideration due to fluctuations in electricity demand, market generation capacity, and the prevailing price of natural gas. The Company estimates variable consideration in accordance with ASC 606 to ensure revenue is not overstated.
●	Transaction price is determined based on contractual rates for capacity sales and the market price for electricity sales, adjusted for any applicable incentives, penalties, or other forms of variable consideration.

●	Principal versus agent consideration is evaluated for each transaction to determine whether the Company controls the electricity before it is transferred to the customer. Generally, the Company is the principal in these transactions and records revenue on a gross basis. However, for certain contracts where the Company does not have primary responsibility for pricing or delivery risks, revenue may be recognized on a net basis.
●	Invoices for capacity revenue are typically issued based on contractual billing terms, while electricity sales revenue is recorded based on metered usage and settled periodically according to market clearing processes.

Managed Services

The Company began providing management services for the customer’s data centers under PMAs in November 2022. PMAs contain a single performance obligation comprised of a series of distinct monthly service periods. The contracts have an initial term ranging from four to ten years; certain contracts include renewal options. In exchange for the provision of the services, the Company is entitled to variable consideration primarily in the form of a fixed monthly management fee based on capacity of the customer’s data centers, plus the reimbursement of certain operating costs, including power, which vary each month. The Company acts as the principal when incurring costs, which are reimbursed by our customers. For some PMAs in which the customer provides hosting services, the Company may also be entitled to a share of additional hosting services business the Company helps generate for the customer. The variable fees are attributable to the monthly service periods in the contract. Consideration to which the Company is entitled is in the form of cash, and for one of the Company's former contracts the Company also received noncash consideration in the form of equity of the customer. This noncash consideration is measured at fair value at contract inception. The Company recognizes revenue to the extent that a significant reversal of such revenue will not occur. Revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. To the extent the Company provides services before the noncash consideration is due, the Company presents this noncash consideration as a contract asset, and assesses the contract asset for impairment each reporting period. During the twelve months ended December 31, 2024 the Company recorded $4.5 million of impairment related to this contract asset.

Digital Infrastructure

The Digital Infrastructure business segment consist of revenue streams related to CPU Colocation and ASIC Colocation services.

CPU Colocation

The colocation business earns revenue by providing colocation services to customers. Revenue is measured at the fair value of the consideration received or receivable for services, net of discounts, and sales taxes. Revenue is recognized as the related services are provided to customers. The Company applies the five step ASC 606 model in determining the appropriate treatment of its various sources of revenue. The principal sources of revenue to the Company and recognition of these revenues are as follows:

●	Monthly recurring revenue (“MRR”) from colocation services are recognized as service revenue ratably over the enforceable term of individual contracts which is typically the stated term. The Company satisfies its performance obligation as these services are made available over time. The Company believes this method to be the best representation of transfer of services as it is consistent with industry practice to measure satisfaction through passage of time. Invoices are typically issued at the beginning of each month for MRR services.
●	Transaction price is determined as the list price of services, net of discounts, that the Company delivers to its customers, taking into account the term of each individual contract and the ability to enforce and collect the consideration.
●	Revenue from installation services, which are not treated as distinct performance obligations, are recognized over the enforceable term of individual contracts consistent with the schedule of MRR discussed above.

ASIC Colocation

The Company has also entered into hosting contracts where it operates mining equipment on behalf of third parties within its facilities. The Company’s hosting contracts are service contracts that contain a single performance obligation. The service the Company provides may include the provision of mining equipment, energized space, and monitoring, active troubleshooting, and various maintenance levels for the mining equipment.

Consideration to which the Company is entitled under its hosting services agreements can be cash and, in some cases, noncash (Bitcoin) in contracts where the Company receives a percentage of the customer’s daily Bitcoin mined. These contracts may be terminable at any time by either party without substantive compensation to the other party for such termination. Therefore, the Company has determined that the duration of these contracts is less than 24 hours and that the contract continuously renews throughout the day. Upon termination, the customer is required to pay the Company any amount due related to previously satisfied performance obligations. The Company has determined that the customer’s renewal right is not a material right as the terms, conditions, and compensation amounts are at then market rates.

In contracts in which the Company receives noncash consideration, the Company measures noncash consideration at the Bitcoin spot price at the beginning of the day UTC on the date of contract inception, as determined by the Company’s principal market, which is Coinbase Prime. The Company recognizes this noncash consideration on the same day that control of the contracted service transfers to the customer, which is the same day as the contract inception.

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

Compute

The Compute business segment consists of revenue streams related to Bitcoin Mining, GPU-as-a-Service, and Data Center Cloud operations.

Bitcoin Mining

Currently, one of the Company’s largest revenue streams is derived from Bitcoin Mining (also referred to as self-mining). The Company has entered into arrangements, as amended from time to time, with mining pool operators to perform hash computations for the mining pools, which is an output of the Company’s ordinary activities. The Company has the right to decide the point in time and duration for which it will provide hash computation services to the mining pools. As a result, the Company’s enforceable right to compensation only begins when, and continues as long as, the Company provides hash computation services to the mining pools. The contracts are terminable at any time by either party without substantive compensation to the other party for such termination. Therefore, the Company has determined that the duration of the contract is less than 24 hours and that the contract continuously renews throughout the day. Upon termination, the mining pool operator (i.e., the customer) is required to pay the Company any amount due related to previously satisfied performance obligations. The Company has determined that the mining pool operator’s (i.e., the customer’s) renewal right is not a material right as the terms, conditions, and compensation amounts are at then market rates. There is no significant financing component in these transactions.

In exchange for providing hash computation services, which represents the Company’s only performance obligation, the Company is entitled to noncash consideration in the form of Bitcoin, calculated under payout models determined by the mining pool operators. The payout model used by the mining pools in which the Company participated is the Full Pay Per Share (“FPPS”) model, which contains three components, (1) a fractional share of the fixed Bitcoin award from the mining pool operator (referred to as a “block reward”), (2) transaction fees generated from (paid by) blockchain users to execute transactions and distributed (paid out) to individual miners by the mining pool operator, and (3) mining pool operating fees retained by the mining pool operator for operating the mining pool. The Company’s total compensation is calculated using the following formula: the sum of the Company’s share of (a) block rewards and (b) transaction fees, less (c) mining pool operating fees. The following is a detailed description of each of the components of the FPPS model under which the Company receives payment from the mining pools in which it participates:

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

GPU-as-a-Service

The Company launched a GPU-as-a-Service offering as its inaugural GPU cluster came online in September 2024. The Company has entered into a contract with an AI cloud services provider pursuant to which the provider pays the Company a fixed infrastructure fee and a share of its revenues from the sale of its services at the cluster. The Company applies the five step ASC 606 model in determining the appropriate treatment of its GPU-as-a-Service revenue. The performance obligation by the Company is to provide certain compute hosting services as outlined in the contract with the customer and also making available the compute power required by the customer for their services. The Company satisfies its performance obligation over the term of the contract as the customer simultaneously receives and consumes the services provided the Company.

Data Center Cloud

The Company earns revenue by providing cloud services to clients. Revenue is measured at the fair value of the consideration received or receivable for services, net of discounts and sales taxes. Revenue is recognized as the related services are provided to customers. The Company applies the five step ASC 606 model in determining the appropriate treatment of its various sources of revenue. The principal sources of revenue to the Company and recognition of these revenues are as follows:

●	MRR from cloud services are recognized as service revenue ratably over the enforceable term of individual contracts which is typically the stated term. The Company satisfies its performance obligation as these services are made available over time. The Company believes this method to be the best representation of transfer of services as it is consistent with industry practice to measure satisfaction through passage of time. Invoices are typically issued at the beginning of each month for MRR services.
●	Transaction price is determined as the list price of services, net of discounts, that the Company delivers to its customers, taking into account the term of each individual contract and the ability to enforce and collect the consideration.
●	Revenue from installation services, which are not treated as distinct performance obligations, are recognized over the enforceable term of individual contracts consistent with the schedule of MRR discussed above.
●	Usage revenue (overage and consumption-based services) is recorded as service revenue in the month the usage is incurred/service is consumed by the customer, based on a fixed agreed upon fee per unit consumed. Invoices are typically issued at the end of each month for usage revenue.

Other

The Other business segments consists of revenue related to Equipment Sales and Repairs.

Equipment Sales and Repairs

Mining equipment sales contracts are for a fixed price and do not include a significant financing component. All consideration to which the Company is entitled is in the form of cash. The Company recognizes mining equipment sales revenue at a point in time based on management’s evaluation of when control of the products has been passed to customers. The transfer of control to the customer occurs when products have been picked up by, or shipped to, the customer based on the terms of the contract. Each product is considered distinct from all other promised products in the contract because the Company does not provide a service of significant integration between each product promised, each product promised does not modify or customize any other product promised under the contract, and the promised products are not highly interrelated or interdependent. Some contracts may also include upfront deposits or require the customer to pay the full sale price up front. Any advance payments are recorded as deferred revenue and recognized as revenue upon transfer of control of the products to the customer.

Cost of revenues (exclusive of depreciation and amortization)

The Company’s cost of revenue consists primarily of direct costs of generating revenue, including electric power costs, hosting costs, repairs and maintenance, occupancy, materials and supply costs, and labor.

Stock-based compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees, directors, consultants, and service providers, if any, including incentive stock options, non-qualified stock options, stock awards, and stock units based upon the estimated grant-date fair value of the awards.

The fair value of stock-based payment awards is amortized over the requisite service period, which is defined as the period during which a recipient is required to provide service in exchange for an award. The Company generally uses a graded attribution method for all grants. Awards with both performance and service conditions are expensed over the service period for each separately vesting tranche. Forfeitures are recorded as incurred.

For more complex performance awards, including awards with market-based performance conditions, the Company employs a Monte Carlo simulation valuation method to calculate the fair value of the awards based on the most likely outcome. Under the Monte Carlo simulation, a number of variables and assumptions are used including, but not limited to, the expected stock price volatility over the term of the award, the risk-free rate, and dividend yield, if any. In accordance with accounting guidance for awards with market conditions, stock-based compensation is recognized over the derived service period, regardless of whether the award achieves the market condition and will only be adjusted to the extent the service condition is not met. Performance-based stock-based compensation begins to be recognized when the achievement of each performance condition is deemed probable, as the outcome of each event has inherent risks and uncertainties, and a positive outcome may not be known until the event is achieved. Stock-based compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance-related conditions.

Restricted stock units issued under the Company’s 2023 Omnibus Incentive Plan granted up to December 31, 2024 generally vest equally over a three-year period from grant date or for non-employee directors, fully vest by a certain date. Deferred stock units issued under the Company’s 2023 Omnibus Incentive Plan have been issued in vested state. Stock options issued under the Company’s 2023 Omnibus Incentive Plan were issued in vested state. Performance stock units issued under the Company’s 2023 Omnibus Incentive Plan generally have both market-based and service-based vest conditions as per each respective performance stock unit agreement.

Restricted stock units assumed in the Business Combination generally vest equally over a three-year period from the grant date. Deferred stock units assumed in the Business Combination were fully vested upon the assumption date. Both restricted stock units and deferred stock units assumed from the Business Combination are governed under the Hut 8 Mining Corp. Omnibus Long Term Incentive Plan; further details are in Note 19. Stock-based compensation.

Stock options issued under the Hut 8 Corp. Rollover Option Plan were typically granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a two-year, four-year, or six-year period. Certain option awards may vest subject to achievement of specific performance conditions.

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

A valuation allowance is recorded if it is more-likely-than-not that some portion, or all, of a deferred tax asset will not be realized. In evaluating whether a valuation allowance is needed, we consider all relevant evidence, including past performance, recent cumulative losses, projections of future taxable income, and the viability of tax planning strategies. If we subsequently determine that there is sufficient evidence to indicate a deferred tax asset will be realized, the associated valuation allowance is reversed.

We recognize positions taken or expected to be taken in a tax return in the Consolidated Financial Statements when it is more-likely-than-not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. We recognize any interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of December 31, 2024, December 31, 2023, June 30, 2023, and June 30, 2022.

Net income (loss) per share attributable to common stockholders

The Company previously calculated basic and diluted net income per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company’s previously outstanding shares of convertible preferred stock were considered participating securities as the holders were entitled to receive aggregated accrued and not paid dividends if/when declared by the board of directors at a dividend rate payable in preference and priority to the holders of common stock; however, as described in Note 18. Stockholders’ equity, a recapitalization of equity structure occurred in connection with the Business Combination where all series of previously outstanding USBTC preferred stock prior to the Business Combination were retrospectively recast at an exchange ratio of all series of USBTC preferred stock exchanged for 0.6716 shares of the Company’s common stock, rounded down, if applicable, on a holder level based on their aggregate holdings of all USBTC shares. As such, the previously outstanding shares of convertible preferred stock are no longer considered after the retrospective recast of equity.

Under the two-class method, basic net income (loss) per share attributable to common stockholders was calculated by dividing the net income (loss) less any net income allocated to participating securities by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders was computed by giving effect to all potentially dilutive shares of common stock outstanding for the period. For purposes of this calculation, stock options, restricted stock awards, restricted stock units, deferred stock units, performance stock units, and common stock purchase warrants were considered potentially dilutive shares of common stock computed using the treasury-stock method. Potential shares of common stock issuable upon conversion of the Company’s convertible note are computed using the if-converted method. Under the if-converted method, net income (loss) attributable to common stockholders is adjusted by the effect, net of tax, of potentially dilutive shares computed under this method. In computing potentially dilutive shares of common stock, each class of shares is applied to basic net income (loss) per share attributable to common stockholders on a most to least dilutive basis until a particular class no longer produces further dilution, if applicable.

As of periods beginning on or after July 1, 2023, the Company no longer had participating securities other than common stock. As such, the Company no longer was required to calculate earnings per share under the two-class method. Basic net income (loss) per share of common stock from continuing operations attributable to the Company and basic net income (loss) per share of common stock from discontinued operations attributable to the Company are computed by dividing net income (loss) from continuing operations attributable to the Company and net income (loss) from discontinued operations attributable to the Company, respectively, by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock from continuing operations attributable to the Company is computed by giving effect to all potentially dilutive shares of common stock, including stock options, restricted stock units, deferred stock units, performance stock units, and common stock purchase warrants to the extent dilutive under the treasury-stock method, and potential shares of common stock issuable upon conversion of the Company’s convertible note under the if-converted method. Under the if-converted method, net income (loss) from continuing operations attributable to the Company is adjusted by the effect, net of tax, of potentially dilutive shares computed under this method. In computing potentially dilutive shares of common stock, each class of shares is applied to basic net income (loss) per share of common stock from continuing operations attributable to the Company on a most to least dilutive basis until a particular class no longer produces further dilution, if applicable. Diluted net income (loss) per share of common stock from discontinued operations attributable to the Company is computed by using the same denominator used to calculate diluted net income (loss) per share of common stock from continuing operations attributable to the Company, as previously noted.

Foreign currency

The U.S. Dollar is the functional and presentation currency of the Company. The Company has consolidated subsidiaries that have a non-U.S. Dollar functional currency. Each of the Company’s subsidiaries determines its own functional currency and items of each subsidiary included in the Consolidated Financial Statements are measured using that functional currency. Assets and liabilities of foreign operations having a functional currency other than the U.S. Dollar are translated at the rate of exchange prevailing at the reporting date and revenues and expenses at average rates during the period. Foreign currency translation adjustments are reflected within accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in profit or loss for the period.  Foreign currency-denominated monetary assets and liabilities of the Company are translated using the rate of exchange prevailing at the reporting date, and non-monetary assets and liabilities measured at fair value are translated at the rate of exchange prevailing at the date when the fair value was determined. Revenues and expenses are measured at average rates during the period. Gains or losses on translation of these items are included in earnings. Foreign currency denominated non-monetary assets and liabilities, measured at historic cost, are translated at the rate of exchange at the transaction date.

Business combinations

Acquisitions of businesses are accounted for using the acquisition method. The acquisition cost is measured at the fair value of the consideration transferred at the acquisition date.

Goodwill arising on acquisition is initially measured at cost, being the difference between the fair value of the consideration transferred, including the recognized amount of any non-controlling interest (“NCI”) in the acquiree and the net recognized amount (generally fair value) of the identifiable assets and liabilities assumed at the acquisition date. If the net of the amounts of the identifiable assets acquired and liabilities assumed exceeds the sum of the consideration transferred, the amount of any non-controlling interests in the acquiree, and the fair value of the acquirer’s previously held interest in the acquiree (if any), the excess is recognized immediately in profit or loss as a bargain purchase gain.

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

NCI

NCI represents the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity on the Company’s Consolidated Balance Sheets. As of December 31, 2024, NCI on the Company’s Consolidated Balance Sheet consists of the 19.9% ownership by a non-affiliated party in Far North. For more details, refer to Note 3. Far North Acquisition.

Note 3. Far North acquisition

On February 15, 2024, a subsidiary of the Company completed a stalking horse bid to acquire four natural gas power plants in Ontario, Canada in partnership with Macquarie Equipment Finance Ltd. (“Macquarie”), a subsidiary of Macquarie Group Limited, a global financial services group. The Company completed the transaction to increase its energy-related assets.

The Company recorded the transaction as a business combination and the assets and liabilities of the power plants were recorded at their estimated fair values.

The Far North JV, of which the Company has 80.1% indirect ownership and the remaining 19.9% of which is owned by Macquarie, purchased assets, liabilities, and the business operations of four natural gas power plants located in Iroquois Falls, Ontario; North Bay, Ontario; Kapuskasing, Ontario; and Kingston, Ontario.

The purchase price of the transaction is represented below:

(in USD thousands)	Fair value
Cash paid by the Company held in deposit	$7,400
Credit for the equipment invested in the acquisition	7,877
Opening cash invested - Non-controlling interest	2,590
Opening cash invested - Hut 8	2,590
$20,457

The aggregate fair value of the transaction is represented below:

(in USD thousands)	Fair value
Consideration transferred	$17,867
Fair value of non-controlling interest in acquiree	4,459
Aggregate fair value	$22,326

Total transaction expenses recognized for the year ended December 31, 2024 were $1.7 million and included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company paid $7.5 million in August 2023 to Macquarie, which was recorded in Deposits and prepaid expenses on the Company’s Consolidated Balance Sheet. The deposit was included in the purchase price consideration and was $7.4 million in February 2024 due to foreign currency translation. The Company received a credit of $7.9 million in the Far North JV for investing mining infrastructure and equipment at the North Bay, Ontario facility. The net result of the investment of mining infrastructure and equipment in the Far North JV was that Macquarie obtained a 19.9% indirect ownership interest in the invested assets due to their NCI ownership in the Far North JV. The Company determined the value of the NCI to be $4.5 million using the liquidation value of the net identifiable assets and liabilities acquired. The Company recorded a gain on bargain purchase included in other (expense) income of $3.1 million in the Consolidated Statements of Operations and Comprehensive Income (Loss) given the Company completed the transaction through a stalking horse bid.

The following table details the final purchase price allocation of the transaction consideration to the valuations of the identifiable tangible assets acquired and liabilities assumed as of February 15, 2024.

(in USD thousands)
Cash	$3,175
Accounts receivable, net of allowance of $0	5,347
Property and equipment, net	21,781
Lease equipment - right-of-use asset	25,285
Deferred tax liability	(1,134)
Accounts payable and accrued expenses	(3,783)
Gain on bargain purchase	(3,060)
Lease liability	(25,285)
$22,326

As part of the transaction, the Company restructured a loan of $24.6 million with Macquarie as a sale lease back agreement of the power plant assets located in Iroquois Falls, Ontario. The sale lease back agreement constituted a debt modification rather than a debt extinguishment and has been reflected accordingly on the Company’s Consolidated Balance Sheet as an equipment finance lease.

Supplemental disclosures of cash flow information related to investing and financing activities regarding the Far North business combination are as follows for the twelve months ended December 31, 2024:

(in USD thousands)
Fair value of tangible assets acquired	$47,066
Liabilities assumed	$(29,068)
Aggregate fair value	$22,326
Purchase price consideration	$20,457

The pro-forma results of the Far North JV are impracticable to present due to the lack of certain historical financial records of the acquired business. From the acquisition date through December 31, 2024, the Far North JV’s total revenue and net income was approximately $11.4 million and $1.3 million, respectively.

Note 4. Discontinued Operations

On March 4, 2024, the Company announced the closure of its Drumheller, Alberta mining site after analysis of the Company’s operations. It was determined that the profitability of the Company’s Drumheller site had been impacted significantly by various factors, including elevated energy costs and underlying voltage issues. The Company maintains its lease at the site and will consider re-energizing the site if market conditions improve.

The table below outlines the results of discontinued operations:

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
	December 31,	December 31,	June 30,	June 30,
(in USD thousands)	2024	2023	2023	2022
Revenue:
Compute	$981	$736	$—	$—

Cost of revenue (exclusive of depreciation and amortization shown below):
Compute	3,895	602	—	—

Operating expenses:
Depreciation and amortization	169	51	—	—
General and administrative expenses	216	6	—	—
Impairment of long-lived assets	6,065	—	—	—
Total operating expenses	6,450	57	—	—

(Loss) income from discontinued operations before taxes	(9,364)	77	—	—

Income tax benefit	2,320	—	—	—

Net (loss) income	$(7,044)	$77	$—	$—

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
Cash flows from Discontinued Operations	December 31,	December 31,	June 30,	June 30,
(in USD thousands)	2024	2023	2023	2022
Operating cash flows (used in) provided by discontinued operations	$(3,243)	$128	—	—

Assets and Liabilities of Discontinued Operations	December 31,
(in USD thousands)	2024	2023
Assets	$2,320	$7,240
Liabilities	1,699	—

The Company recorded impairment related to the mining equipment and mining infrastructure at its Drumheller site after the decision to cease operations at the site. Refer to Note. 8 Property and equipment, net.

Note 5. Segment information

The following table presents revenue and cost of revenue for the Company’s reportable segments, reconciled to the Consolidated Statements of Operations and Comprehensive Income (Loss):

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
	December 31,	December 31,	June 30,	June 30,
(in USD thousands)	2024	2023	2023	2022
Reportable segment revenue:
Power	$56,602	$12,595	$12,798	$—
Digital Infrastructure	25,519	5,817	16,479	5,566
Compute	80,705	41,347	49,247	68,164
Other	8,530	669	3,636	—
Eliminations	(8,971)	(559)	—	—
Total segment and consolidated revenue	$162,385	$59,869	$82,160	$73,730

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	21,538	3,366	975	—
Cost of revenue – Digital Infrastructure	15,556	4,276	409	2,422
Cost of revenue – Compute	53,948	26,040	38,601	23,361
Cost of revenue – Other	4,584	577	3,127	—
Eliminations	(8,971)	(559)	—	—
Total segment and consolidated cost of revenue	$86,655	$33,700	$43,112	$25,783

Reconciling items:
Depreciation and amortization	(47,773)	(10,569)	(18,779)	(11,591)
General and administrative expenses	(72,917)	(37,547)	(27,344)	(31,325)
Gains on digital assets	509,337	32,626	—	—
Gain (loss) on sale of property and equipment	634	(443)	(445)	—
Realized gain on sale of digital assets	—	—	4,577	5,455
Impairment of digital assets	—	—	(3,703)	(30,301)
Impairment of long-lived assets	—	—	(63,574)	—
Impairment – other	(4,472)	—	—	—
Legal settlement	—	—	1,531	—
Foreign exchange (loss) gain	(5,000)	1,002	—	—
Interest expense	(29,794)	(11,701)	(27,935)	(6,919)
Gain on debt extinguishment	5,966	—	23,683	—
Gain on derivatives	6,780	—	—	—
Gain on bargain purchase	3,060	—	—	—
Equity in earnings of unconsolidated joint venture	10,359	6,173	6,132	—
Income tax (provision) benefit	(113,457)	421	1,198	(5,069)
Net income from continuing operations	$338,453	$6,131	$(65,611)	$(31,803)

(Loss) income from discontinued operations (net of income tax benefit of $2.3 million, nil, nil, and nil, respectively)	(7,044)	77	—	—

Net income (loss)	331,409	6,208	(65,611)	(31,803)

Less: Net loss attributable to non-controlling interest	473	—	—	—
Net income (loss) attributable to Hut 8 Corp.	$331,882	$6,208	$(65,611)	$(31,803)

The following table presents summarized information for revenue by geographic area:

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
	December 31,	December 31,	June 30,	June 30,
(in USD thousands)	2024	2023	2023	2022
Revenue
United States	$110,974	$54,431	$82,160	$73,730
Canada	51,411	5,438	—	—
Total revenue	$162,385	$59,869	$82,160	$73,730

The following table presents summarized information for long-lived assets by geographic area:

	December 31,
(in USD thousands)	2024	2023
United States	$156,843	$64,093
Canada	64,838	53,976
Total Long-Lived Assets	$221,681	$118,069

Note 6. Comparative financials for the twelve months ended December 31, 2024 and December 31, 2023 (Unaudited)

Hut 8 Corp. and Subsidiaries

Consolidated Balance Sheets

(in USD thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash	$85,044	$30,504
Restricted cash	591	453
Accounts receivable, net	6,989	3,336
Deposits and prepaid expenses	52,679	18,457
Derivative asset	18,076	—
Digital assets – held in custody	—	4,963
Digital assets – pledged for miner purchase	92,389	—
Equipment held for sale	—	3,907
Income taxes receivable	1,073	—
Total current assets	256,841	61,620

Non-current assets
Digital assets – held in custody	525,235	282,997
Digital assets – pledged as collateral	331,876	100,550
Property and equipment, net	221,681	118,069
Operating lease right-of-use asset	20,593	14,534
Deposits and prepaid expenses	7,886	5,540
Investment in unconsolidated joint venture	82,015	82,656
Other investments	6,378	—
Intangible assets, net	13,273	17,279
Goodwill	53,082	57,595
Total non-current assets	1,262,019	679,220
Total assets	$1,518,860	$740,840

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$56,882	$43,757
Deferred revenue	6,199	2,700
Operating lease liability, current portion	2,689	1,226
Finance lease liability, current portion	4,783	748
Derivative liability	18,437	—
Loans and notes payable, current portion	64,965	64,127
Total current liabilities	153,955	112,558

Non-current liabilities
Operating lease liability, less current portion	18,675	13,736
Finance lease liability, less current portion	18,917	661
Loans and notes payable, less current portion	235,620	123,320
Deposit liability	—	2,317
Deferred tax liabilities	111,114	609
Total non-current liabilities	384,326	140,643
Total liabilities	538,281	253,201

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 99,478,012 and 88,962,964 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	995	889
Additional paid-in capital	789,597	576,241
Retained earnings (accumulated deficit)	231,630	(100,252)
Accumulated other comprehensive (loss) income	(45,553)	10,761
Total Hut 8 Corp. stockholders’ equity	976,669	487,639
Non-controlling interests	3,910	—
Total stockholders’ equity	980,579	487,639
Total liabilities and stockholders’ equity	$1,518,860	$740,840

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in USD thousands, except share and per share data)

	Twelve Months Ended
		December 31,
	December 31,	2023
	2024	(Unaudited)
Revenue:
Power	$56,602	$22,794
Digital Infrastructure	17,482	8,291
Compute	80,701	64,851
Other	7,600	110
Total revenue	162,385	96,046

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	21,538	7,263
Cost of revenue – Digital Infrastructure	15,556	4,321
Cost of revenue – Compute	44,977	42,592
Cost of revenue – Other	4,584	18
Total cost of revenue	86,655	54,194

Operating expenses (income):
Depreciation and amortization	47,773	17,537
General and administrative expenses	72,917	49,133
Gains on digital assets	(509,337)	(32,626)
(Gain) loss on sale of property and equipment	(634)	888
Realized gain on sale of digital assets	—	(2,376)
Impairment of digital assets	—	1,431
Impairment – other	4,472	—
Legal settlement	—	(1,531)
Total operating (income) expenses	(384,809)	32,456
Operating income (loss)	460,539	9,396

Other (expense) income:
Foreign exchange (loss) gain	(5,000)	1,002
Interest expense	(29,794)	(24,933)
Gain on debt extinguishment	5,966	23,683
Gain on derivatives	6,780	—
Gain on bargain purchase	3,060	—
Equity in earnings of unconsolidated joint venture	10,359	12,815
Total other (expense) income	(8,629)	12,567

Income from continuing operations before taxes	451,910	21,963

Income tax provision	(113,457)	(190)

Net income from continuing operations	$338,453	$21,773

(Loss) income from discontinued operations (net of income tax benefit of $2.3 million, and nil, respectively)	(7,044)	77

Net income	331,409	21,850

Less: Net loss attributable to non-controlling interests	473	—
Net income attributable to Hut 8 Corp.	$331,882	$21,850

Net income per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp.	$3.71	$0.46
Diluted from continuing operations attributable to Hut 8 Corp.	$3.40	$0.44

Weighted average number of shares of common stock outstanding:
Basic	91,320,744	47,084,060
Diluted	101,047,739	49,121,720

Net income	$331,409	$21,850
Other comprehensive income:
Foreign currency translation adjustments	(56,390)	10,761
Total comprehensive income	275,019	32,611
Less: Comprehensive loss attributable to non-controlling interest	549	—
Comprehensive income attributable to Hut 8 Corp.	$275,568	$32,611

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in USD thousands, except share and per share data)

				(Accumulated
			Additional	Deficit)		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Non-controlling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Interests	Income (Loss)	Equity
Balance, December 31, 2022	41,469,204	$415	$131,338	$(122,140)	$—	$—	$9,613
Issuance of common stock – net of retroactive application of recapitalization	1,987,936	20	750	—	—	—	770
Issuance of common stock – stock option exercises – net of retroactive application of recapitalization	42,508	—	16	—	—	—	16
Cancellation of restricted stock awards – net of retroactive application of recapitalization	(968,388)	(10)	651	—	—	—	641
Issuance of common stock for the replacement of cancelled restricted stock awards – net of retroactive application of recapitalization	968,388	10	7,805	—	—	—	7,815
Stock-based compensation – net of retroactive application of recapitalization	704,449	7	386	—	—	—	393
Stock-based compensation	—	—	4,715	—	—	—	4,715
Cumulative effect upon adoption of ASU 2023-08	—	—	—	38	—	—	38
Shares issued in the Business Combination	44,346,008	443	430,578	—	—	—	431,021
Warrants assumed in the Business Combination	—	—	6	—	—	—	6
Issuance of common stock – restricted stock unit settlements	412,859	4	(4)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	10,761	10,761
Net income	—	—	—	21,850	—	—	21,850
Balance, December 31, 2023	88,962,964	$889	$576,241	$(100,252)	$—	$10,761	$487,639
Issuance of common stock – at-the-market offering, net of issuance costs	5,553,458	56	161,902	—	—	—	161,958
Issuance of common stock – stock option exercises	1,478,415	15	561	—	—	—	576
Issuance of common stock – restricted stock unit settlements	1,145,963	12	(12)	—	—	—	—
Issuance of common stock – restricted stock unit settlements, net of withholding taxes	5,927	—	(40)	—	—	—	(40)
Issuance of common stock – deferred stock unit settlements	17,850	—	—	—	—	—	—
Issuance of common stock – debt extinguishment	2,313,435	23	30,162	—	—	—	30,185
Acquisition of subsidiary with noncontrolling ownership interests	—	—	—	—	4,459	—	4,459
Stock-based compensation	—	—	20,783	—	—	—	20,783
Foreign currency translation adjustments	—	—	—	—	(76)	(56,314)	(56,390)
Net income	—	—	—	331,882	—	—	331,882
Net loss attributable to non-controlling interest	—	—	—	—	(473)	—	(473)
Balance, December 31, 2024	99,478,012	$995	$789,597	$231,630	$3,910	$(45,553)	$980,579

(Reflects the retrospective application of the 0.6716 share consolidation pursuant to the Business Combination effective November 30, 2023)

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(in USD thousands)

	Twelve Months Ended
		December 31,
	December 31,	2023
	2024	(Unaudited)
Operating activities
Net income (loss)	$331,409	$21,850
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	47,773	17,537
Impairment - other	4,472	—
Amortization of operating right-of-use assets	1,636	295
Non-cash lease expense	1,972	236
Stock-based compensation	20,783	13,564
Equity in earnings of unconsolidated joint venture	(10,359)	(12,815)
Distributions of earnings from unconsolidated joint venture	11,000	28,850
Bitcoin mining revenue	(71,536)	(64,245)
Hosting revenue earned in Bitcoin	(4,262)	(2,027)
Gains on digital assets	(509,337)	(32,626)
Impairment of digital assets	—	1,431
Realized gain on sale of digital assets	—	(2,376)
Deferred tax assets and liabilities	111,758	(555)
Gain on debt extinguishment	(5,966)	(23,683)
Non-cash income	(4,472)	—
Foreign exchange loss (gain)	5,000	(1,338)
Amortization of debt discount	4,178	6,684
(Gain) loss on sale of property and equipment	(634)	888
Gain on derivatives	(6,780)	—
Gain on bargain purchase	(3,060)	—
Paid-in-kind interest expense	15,249	17,884
Loss (income) on discontinued operations	7,044	(77)
Changes in assets and liabilities:
Accounts receivable, net	(719)	(1,169)
Deposits and prepaid expenses	(5,584)	2,639
Equipment held for sale	3,907	—
Income taxes receivable	(1,073)	—
Accounts payable and accrued expenses	(8,349)	5,309
Deferred revenue	3,499	83
Operating lease liabilities	(3,767)	(691)
Deposit liability	(2,317)	2,192
Net cash used in operating activities	(68,535)	(22,160)

Investing activities
Proceeds from sale of digital assets	74,476	65,710
Bitcoin purchased	(100,708)	—
Deposit paid to purchase miners and mining equipment	(39,611)	(966)
Purchases of property and equipment	(123,991)	(1,542)
Proceeds from sale of property and equipment	4,851	751
Additions to intangible assets	(286)	—
Cash paid to acquire investment in Ionic	(6,378)	—
Cash acquired on completion of the Business Combination	—	23,031
Cash acquired on Far North acquisition	3,175	—
Net cash (used in) provided by investing activities	(188,472)	86,984

Financing activities
Proceeds from loans payable	14,849	—
Proceeds from notes payable	150,000	—
Net proceeds from covered call options premium	22,236	—
Repayments of loans payable	(34,039)	(39,633)
Debt issuance costs paid	(867)	(1,233)
Principal payments on finance lease	(2,727)	(60)
Payment of withholding tax on vesting of restricted stock units	(40)	—
Proceeds from the issuance of common stock – stock option exercises	576	16
Proceeds from the issuance of common stock – at-the-market offering, net of issuance costs	161,958	—
Net cash provided by (used in) financing activities	311,946	(40,910)

Effect of exchange rate changes on cash, and restricted cash	(261)	336
Net increase in cash	54,678	24,250
Cash, beginning of period	30,957	6,707
Cash, and restricted cash, end of period	$85,635	$30,957

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(in USD thousands)

	Twelve Months Ended
		December 31,
	December 31,	2023
	2024	(Unaudited)
Supplemental cash flow information:
Cash paid for interest	$11,159	$5,996
Cash paid for income taxes	$2,816	$700

Non-cash transactions
Reclassification of deposits and prepaid expenses to property and equipment	$400	$42,533
Loan payable assumed in investment in unconsolidated joint venture, at fair value	$—	$(45)
Intangible assets assumed in investment in unconsolidated joint venture, at fair value	$—	$1,433
Debt proceeds not yet received included in deposits and prepaid expenses	$—	$8,558
Right-of-use assets obtained in exchange for operating lease liabilities	$9,282	$1,470
Property and equipment acquired under finance leases	$25,888	$—
Mining revenue in accounts receivable, net	$—	$292
Property and equipment in accounts payable and accrued expenses	$—	$7,481
Common stock issued as part of debt restructuring	$—	$770
Common stock issued in connection with debt extinguishment	$30,185	$—
Net loss attributable to non-controlling interests	$(473)	$—
Reclassification of property and equipment to equipment held for sale	$—	$3,907
Assets acquired net of liabilities assumed on Far North acquisition, net of cash	$6,463	$—
Assets acquired net of liabilities assumed on completion of the Business Combination, net of cash	$—	$407,996
Cumulative effect upon adoption of ASU 2023-08	$—	$38
Issuance of common stock - restricted stock unit settlements	$10	$4

Note 7. Digital assets

The following table presents the changes in carrying amount of digital assets as of December 31, 2023 and December 31, 2024:

(in USD thousands)	Amount
Balance as of June 30, 2023	$851
Cumulative effect upon adoption of ASU 2023-08	38
Bitcoin assumed through the Business Combination	344,283
Other digital assets assumed through the Business Combination	241
Revenue recognized from Bitcoin mined	41,477
Hosting revenue received in Bitcoin	2,027
Mining revenue earned in prior period received in current period	212
Carrying value of Bitcoin sold	(41,548)
Change in fair value of Bitcoin	32,493
Change in fair value of other digital assets	133
Foreign currency translation adjustments	8,595
Mining revenue not received	(292)
Balance as of December 31, 2023	$388,510
Revenue recognized from Bitcoin mined	71,536
Hosting revenue received in Bitcoin	4,262
Revenue recognized from discontinued operations	981
Mining revenue earned in prior period received in current period	292
Bitcoin purchased	100,708
Carrying value of Bitcoin sold	(74,069)
Change in fair value of Bitcoin	509,303
Carrying value of other digital assets sold	(407)
Change in fair value of other digital assets	34
Foreign currency translation adjustments	(51,650)
Balance as of December 31, 2024	$949,500

Number of Bitcoin held as of December 31, 2024	10,171
Number of Bitcoin pledged to BITMAIN as of December 31, 2024	968
Cost basis of Bitcoin held as of December 31, 2024	$443,127
Realized gains on the sale of Bitcoin for the twelve months ended December 31, 2024	$11,262

The Company’s digital assets are either held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company’s ownership and pledged as collateral under a borrowing arrangement or in connection with covered call options sold, or held by BITMAIN for the Bitcoin pledged in connection with the BITMAIN Purchase Agreement, as amended, for miner purchases from them. The details of the digital assets are as follows:

	Amount		Number of digital assets
(in USD thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Current
Bitcoin held in custody	$—	$4,583	—	109
Other digital assets held in custody	—	380	—	55,008
Total current digital assets – held in custody	—	4,963	—	55,117

Current
Bitcoin pledged for miner purchase	92,389	—	968	—
Total current digital assets – pledged for miner purchase	92,389	—	968	—

Non-current
Bitcoin held in custody	525,235	282,997	5,648	6,704
Total non-current digital assets – held in custody	$525,235	$282,997	5,648	6,704

Non-current
Bitcoin pledged as collateral	331,876	100,550	3,555	2,382
Total non-current digital assets – pledged as collateral	331,876	100,550	3,555	2,382

Total digital assets	$949,500	$388,510	10,171	64,203

In November 2024, the Company entered into the BITMAIN Purchase Agreement, with BITMAIN to purchase approximately 30,000 BITMAIN Antminer S21+ ASIC miners. In December 2024, the Company completed its Bitcoin pledge by depositing 968 Bitcoin into a segregated wallet with BITMAIN, which remains subject to a three-month redemption right, whereby the Company has the option to repurchase, with cash, the pledged Bitcoin at a mutually agreed upon fixed price. If the Company does not exercise this right within the redemption period, BITMAIN will retain full ownership of the pledged Bitcoin as consideration for the purchased ASIC miners.

As of December 31, 2024, the Company had pledged 968 Bitcoin with a fair value of $92.4 million, classified as Digital assets – pledged for miner purchase under current assets on its Consolidated Balance Sheets. A corresponding Miner purchase liability of $15.1 million was recorded under Accounts payable and accrued expenses under current liabilities on the Company’s Consolidated Balance Sheets, reflecting its obligation to either redeem the pledged Bitcoin for cash or put it towards the purchase of ASIC miners by not redeeming the pledged Bitcoin at the end of the redemption period.

In accordance with ASC Topic 610-20 Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets, the Company assessed the transfer of nonfinancial assets, Bitcoin, under ASC 606. Specifically, the Company noted that the Bitcoin pledged to BITMAIN under the BITMAIN Purchase Agreement constitutes a repurchase agreement under ASC 606. As a result, the Bitcoin was not derecognized upon transfer as the Company retains a repurchase option.

Due to the redemption right and the Company’s continued economic exposure to the Bitcoin, the pledged Bitcoin is separately classified as Digital assets – pledged for miner purchase on the Consolidated Balance Sheets, which represents restricted Bitcoin.

The Company recorded a Bitcoin redemption right derivative asset with an initial fair value of $15.1 million. See Note 16. Derivatives for further information on this derivative asset.

Note 8. Property and equipment, net

The components of property and equipment were as follows:

(in USD thousands)	December 31, 2024	December 31, 2023
Mining infrastructure	$41,308	$26,110
Miners and mining equipment	77,486	89,521
Data center infrastructure	11,058	8,772
Computer and network equipment	8,025	8,254
Right-of-use assets - Finance lease	26,412	1,377
Leasehold improvements	680	742
Land and land improvements	263	50
Power plant assets	13,070	—
AI GPUs	39,324	—
Construction in progress	55,918	12,471
Property and equipment, gross	273,544	147,297
Less: Accumulated depreciation	(51,863)	(29,228)
Property and equipment, net	$221,681	$118,069

Depreciation and amortization expense related to property and equipment was $44.5 million. $10.1 million, $18.4 million, and $11.6 million for the twelve months ended December 31, 2024, six months ended December 31, 2023, and twelve months ended June 30, 2023, and June 30, 2022, respectively.

Salt Creek substation purchase

On December 29, 2023, a subsidiary of the Company purchased a substation in Culberson County, Texas, as well as the 1.9 acres of land on which the substation sits, for a total of $7.1 million in cash consideration, which was paid in full during the quarter ended March 31, 2024. The Company also entered into a lease for 20 additional acres of land adjacent to this substation. In April 2024, the Company’s subsidiary completed construction on a new Bitcoin mining site on this leased land and the Company began Bitcoin mining at the Salt Creek site upon completion of the construction.

Impairment of long-lived assets

On March 6, 2024, the Company announced the closure of its Drumheller site in Alberta, Canada. The Company further assessed the profitability of the site which indicated that an impairment triggering event had occurred. Accordingly, with the closure of the Drumheller site, the long-lived assets of the site were fully written down. This resulted in a write down of $6.1 million, which is reflected in the (Loss) income from discontinued operations in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the twelve months ended December 31, 2024.

There was no impairment on the Company’s long-lived assets for the six months ended December 31, 2023. For the twelve months ended June 30, 2023, the Company had an impairment on its long-lived assets of approximately $63.6 million. The Company did not have an impairment on its long-lived assets for the twelve months ended June 30, 2022.

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

Note 9. Deposits and prepaid expenses

The components of deposits and prepaid expenses are as follows:

(in USD thousands)	December 31, 2024	December 31, 2023
Current
Miner purchase option	31,951	—
Prepaid insurance	4,359	4,042
Prepaid electricity	3,885	4,526
Deposits for infrastructure purchases	7,660	—
Deposit related to Stalking Horse Bid (See Note 3. Far North acquisition)	—	7,547
Other deposits	4,824	2,342
Total current deposits and prepaid expenses	$52,679	$18,457

Non-current
Deposits related to electricity supply under electricity supply agreement	7,279	5,288
Other	607	252
Total non-current deposits and prepaid expenses	$7,886	$5,540

Total deposits and prepaid expenses	$60,565	$23,997

Note 10. Investment in unconsolidated joint venture

On November 25, 2022, a subsidiary of the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Compute North Member, LLC to purchase its 50% membership interest in TZRC, an early stage operator of vertically integrated digital asset mining and power facilities (the “Acquired Interests”). The transaction closed on December 6, 2022. As of June 30, 2023, the Company determined that the fair value of the net assets acquired differed from the carrying value of the estimated fair value of the underlying net assets acquired by approximately $22.4 million. This difference is attributable to depreciable and amortizable assets and liabilities and, in accordance with ASC 323, should be accreted within Equity in earnings of unconsolidated joint venture in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). For the twelve months ended December 31, 2024, six months ended December 31, 2023, and twelve months ended June 30, 2023, the amount of accretion was $7.0 million, $3.5 million, and $4.1 million, respectively.

The consideration paid by the Company’s subsidiary for the acquisition of the Acquired Interests consisted $10.0 million of cash and the assumption of a senior secured promissory note (the “TZRC Secured Promissory Note”) with a fair value estimate as of the transaction date of approximately $95.1 million. See Note 15. Loans and notes payable for a discussion of the assumed promissory note from the TZRC transaction.

TZRC is a two-member operating joint venture where both members jointly control the essential areas of the entity’s business. The purpose of TZRC is to develop, construct, install, own, finance, rent, and operate one or more modular data centers located on or near renewable power sources for purposes of digital asset mining. The entity self-mines and provides hosting services, both of which activities began in August 2022. Pursuant to the Asset Purchase Agreement, the Company assumed the role of property manager under a PMA to provide day-to-day management and oversight services of TZRC’s data center facilities. The service contract has a term of 10 years and is automatically renewed for successive one-year terms unless either party provides written notice of non-renewal. As property manager, the Company is entitled to approximately $1.5 million per year, subject to downward adjustment based on capacity utilization of TZRC’s data centers. In addition, the PMA allows pass through costs on behalf of the Company, such as payroll and other incidental costs. Pass through costs for the twelve months ended December 31, 2024, six months ended December 31, 2023, and twelve months ended June 30, 2023 were approximately $2.3 million, $1.0 million, and $1.4 million, respectively.

The Company accounts for its indirect 50% interest in TZRC using the equity method of accounting. For the twelve months ended December 31, 2024, six months ended December 31, 2023, and twelve months ended June 30, 2023, the Company recorded its ownership percentage of income of TZRC within Equity in earnings of unconsolidated joint venture in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for $3.8 million, $2.7 million, and $2.1 million of net income. The carrying value of the Company’s investment in TZRC was $82.5 million and $82.7 million, as of December 31, 2024 and December 31, 2023, respectively, and is included in the Company’s Consolidated Balance Sheets.

A summarized consolidated income statement for TZRC during the twelve months ended December 31, 2024 and six months ended December 31, 2023:

Condensed Consolidated Income Statements
	Twelve Months Ended	Six Months Ended
	December 31,	December 31,
(in USD thousands)	2024	2023
Total revenue, net	$143,685	$80,565
Gross profit	69,832	38,667
Net income	6,775	5,371
Net income attributable to investee	3,388	2,686

A summarized consolidated balance sheet for TZRC as of December 31, 2024 and December 31, 2023 follows:

Condensed Consolidated Balance Sheets
	December 31,
(in USD thousands)	2024	2023
Cash	$87,497	$39,505
Total current assets	94,802	55,097
Property and equipment, net	97,519	159,865
Total other assets	34,489	34,490
Current liabilities	32,978	36,970
Noncurrent liabilities	14,087	17,512
Members equity	179,744	194,970

Note 11. Intangible assets, net

The following table presents the Company’s intangible assets as of December 31, 2024:

			Foreign currency
	Gross	Accumulated	translation	Net book
(in thousands)	book value	amortization	adjustments	value
Customer relationships	$1,694	$(303)	$(80)	$1,311
Favorable contract	10,309	(2,772)	(436)	7,101
Property management agreement	5,900	(1,305)	—	4,595
Other intangible assets	282	(15)	(1)	266
Intangible assets	$18,185	$(4,395)	$(517)	$13,273

The following table presents the Company’s intangible assets as of December 31, 2023:

			Foreign currency
	Gross	Accumulated	translation	Net book
(in thousands)	book value	amortization	adjustments	value
Customer relationships	1,694	(24)	42	1,712
Favorable contract	10,309	(220)	257	10,346
Property management agreement	5,900	(679)	—	5,221
Intangible assets	$17,903	$(923)	$299	$17,279

During the twelve months ended December 31, 2024, six months ended December 31, 2023, and twelve months ended June 30, 2023 and June 30, 2022, amortization expense related to finite-lived intangible assets was approximately $3.0 million, $0.6 million, $0.4 million, and nil, respectively.

The following table presents the estimated future amortization of the intangible assets as of December 31, 2024:

(in thousands)
2025	$3,553
2026	3,553
2027	2,979
2028	906
2029	821
Thereafter	1,461
Total	$13,273

The Company did not identify any impairment of its intangible assets during the twelve months ended December 31, 2024, six months ended December 31, 2023 and the twelve months ended June 30, 2023. The Company did not have any intangible assets as of June 30, 2022.

Note 12. Goodwill

Changes in the carrying amount of goodwill were as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Balance at beginning of Fiscal year	$57,595	$—
Acquisition - Business Combination	—	56,199
Foreign currency translation adjustments	(4,513)	1,396
Balance at end of Fiscal year	$53,082	$57,595

The Company elected to bypass the annual qualitative impairment test for its goodwill and proceeded to perform a quantitative impairment test for the twelve months ended December 31, 2024 in accordance with ASC Topic 350, Intangibles—Goodwill and Other. The Company’s goodwill is fully attributable to its Bitcoin mining reporting unit, which is an operating segment of the Compute reportable segment. The quantitative impairment test considered both the income and market approach to estimate the fair value of the reporting unit. The market approach included comparable multiples from publicly traded companies in the Company’s industry and the income approach included future estimated cash flows that were discounted to their present value to estimate the fair value of the reporting unit. The estimated fair value exceeded the carrying amount of the reporting unit and no goodwill impairment was necessary.

The annual qualitative impairment test for the six months ended December 31, 2023 resulted in no impairment of goodwill.

Note 13. Accounts payable and accrued expenses

The components of accounts payable and accrued expenses are as follows:

(in USD thousands)	December 31, 2024	December 31, 2023
Accounts payable	$11,290	$14,960
Accrued transaction costs	—	2,238
Accrued site acquisition costs	—	7,095
Accrued state sales taxes	10,554	9,573
Accrued compensation costs	7,438	4,217
Accrued severance costs	276	—
Accrued professional fees	1,954	1,232
Accrued electricity costs	6,520	2,615
Miner purchase liability	15,096	—
Other accruals	3,754	1,827
Total accounts payable and accrued expenses	$56,882	$43,757

As described in Note 7. Digital assets, the Company recorded a corresponding financial liability to settle the BITMAIN Purchase Agreement.

Note 14. Deferred revenue

Deferred revenue represents customer cash advances associated with the Company’s Power, Digital Infrastructure, and Compute services, which have not yet been earned by the Company. The following table presents the carrying amount of deferred revenue as of December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
Beginning balance	$2,700	$1,031
Deferred revenue assumed through the Business Combination	—	95
Advances received from customers	51,791	6,879
Revenue earned	(48,281)	(5,305)
Foreign currency translation adjustments	(11)	—
Ending balance	$6,199	$2,700

Note 15. Loans and notes payable

Details of the Company’s loans and notes payable are as follows:

(in USD thousands)				December 31,	December 31,
Issuance Date	Maturity Date	Interest Rate		2024	2023
TZRC Secured Promissory Note
December 6, 2022	April 8, 2027	15.25%		$84,211	$83,130

Third Party Note
December 6, 2022	December 5, 2027	18.00%		—	11,491

Anchorage Loan
February 3, 2023	February 2, 2028	9.00	%(1)	—	44,634

Coinbase Credit Facility
June 26, 2023	June 16, 2025	10.50%		65,000	50,000

Coatue Note (convertible note)
June 28, 2024	June 28, 2029	8.00%		153,100	—

Total principal balance				302,311	189,255
Less: unamortized discount and deferred financing costs				(1,726)	(1,808)
Total carrying amount				$300,585	$187,447
Less: current portion				64,965	64,127
Long-term portion				$235,620	$123,320
(1)	The interest rate as of December 31, 2023 for the Anchorage Loan was 14.00%.

The following table outlines maturities of our long-term debt, including the current portion, as of December 31, 2024:

(in USD thousands)
Year ending December 31,
2025	$65,000
2026	—
2027	—
2028	—
2029	153,100
Thereafter	84,211
Total	$302,311

During the twelve months ended December 31, 2024, six months ended December 31, 2023, and twelve months ended June 30, 2023 and June 30, 2022, total principal payments of the Company’s debt, exclusive of debt extinguishment, were $34.0 million, $24.7 million, $19.6 million and $9.3 million, respectively. During the twelve months ended December 31, 2024, six months ended December 31, 2023 and twelve months ended June 30, 2023 and June 30, 2022, the Company recorded amortization of debt issuance costs, included in interest expense, of $4.2 million, $3.6 million, $3.6 million, and $0.6 million, respectively. During the twelve months ended December 31, 2024, six months ended December 31, 2023, and twelve months ended June 30, 2023 and June 30, 2022, interest expense was $29.5 million, $11.7 million, $27.9 million, and $6.9 million, respectively.

The Company accounts for all of its loans and notes payable in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470”), ASC 815, and ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company evaluated all of its loans and notes payable to determine if there were any embedded components that qualified as derivatives to be separately accounted for.

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

The stated interest on the TZRC Secured Promissory Note accrues at a rate per annum equal to the lesser of (a) a varying rate per annum equal to the sum of (i) the prime rate as published in The Wall Street Journal, plus (ii) 12.0% per annum, (b) 15.25% per annum and (c) the maximum rate of non-usurious interest permitted by law. The Company’s subsidiary has the option to defer the interest until maturity of the note under a paid-in-kind (“PIK”) payment option. The Company’s subsidiary elected to apply the PIK payment option. Accordingly, the interest increases the principal amount of the secured promissory note. PIK interest is payable upon maturity of the note in April 2027, unless or until any portion or all of the promissory note is prepaid under the prepayment option discussed below. The Company’s subsidiary is also subject to post-default interest of an additional 2% upon occurrence of an event of default. The higher interest rate applies from the date of non-payment until such amount is paid in full. As of December 31, 2024 and 2023, the interest rate on the secured promissory note was 15.25%.

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

As of December 31, 2024, approximately $84.2 million in principal and PIK interest, exclusive of a $0.9 million discount, was outstanding under the TZRC Secured Promissory Note, with payment of principal and PIK interest due upon the first to occur of (a) the date that is five years from origination on April 8, 2022, (b) the date of any event of dissolution of TZRC, and (c) the date of the closing of certain events specified in TZRC’s governing documents.

Third Party Note

On December 6, 2022, the Company, entered into a $10.0 million note with a third party (“TPN”). The TPN had a maturity date of December 5, 2027 and provided for an interest rate of 6.0% per annum. Interest on the TPN was PIK interest and was added to and capitalized on, the outstanding principal. The TPN was secured by certain assets of the Company and did not have financial covenants. On May 16, 2023, the Company amended its TPN. Under the amended TPN, the interest rate was increased to 18.0% per annum and full repayment of the TPN was required within 45 days following the consummation of the Business Combination. In January 2024, the outstanding balance of the TPN, including all PIK interest, was paid in full in cash.

Anchorage Loan

In February 2023, the Company’s subsidiary restructured its outstanding Equipment Loan and Security Agreements (the “Anchorage Loan”) with Anchorage. The restructuring was accounted for under ASC 470-50 Modifications and Extinguishments. The stated interest rate was 9.0% and was subject to adjustment after each year the loan was outstanding, if the Company’s subsidiary did not elect to prepay the Anchorage Loan. Interest rate changes were fixed not variable. The Anchorage Loan allowed the Company’s subsidiary to pay the interest as PIK interest by capitalizing unpaid and accrued interest into the principal amount subject to certain conditions. Interest was earned on the first of each annual anniversary date, and accrued on the principal balance and PIK interest from prior periods. In connection with the restructuring, the Company’s subsidiary paid approximately $0.7 million in closing fees, issued 1,987,936 shares of common stock of USBTC with an approximate value of $0.8 million (which shares were converted into shares of the Company’s common stock upon the closing of the Business Combination), and paid a termination fee of approximately $0.4 million. Monthly payments commenced on March 15, 2023 and represented 100% of net monthly cash flow from the immediately preceding calendar month activity related to certain Company miners as described below. The net monthly cash flow payment was allocated as follows: first, to pay all unpaid fees, costs, and expenses; second, to the payment of accrued and unpaid interest on the Anchorage Loan; and third, to the principal amount of the Anchorage Loan. If net monthly cash flows for a given month were zero or negative, then no monthly payment was due for such month.

The Anchorage Loan was secured by approximately 21,000 miners at the Company’s Alpha and Salt Creek facilities and all property, equipment, machinery, and other assets located at the Company’s Alpha facility. On April 25, 2023, the Anchorage Loan was amended so that interest accrued on the principal balance only and did not include prior period PIK interest.

On September 27, 2024, the Company and certain of its subsidiaries entered into a Debt Repayment Agreement with Anchorage to exchange the $37.9 million outstanding balance of the Anchorage Loan (exclusive of $1.5 million of deferred financing costs) as of the agreement date for 2,313,435 shares of the Company’s common stock (the “Conversion”) at an exchange rate of $16.395 per share (the “Exchange Price”). Upon completion of the Conversion, the outstanding loan and all other related obligations of the Company and its subsidiaries under the Anchorage Loan were satisfied. Additionally, as a result of the Conversion, the Company derecognized the net carrying amount of the Anchorage Loan as of the Conversion date of $36.4 million (inclusive of a $37.9 million outstanding balance and $1.5 million of deferred financing costs), recorded a gain on debt extinguishment of $6.0 million (inclusive of $0.2 million in debt extinguishment costs), and to stockholders’ equity the fair value of the shares of common stock issued, net of share issuance costs, recorded as follows: $30.2 million to additional paid-in capital, net of share issuance costs of $0.1 million, and $0.02 million to common stock. Under the Debt Repayment Agreement, the Company agreed to file a registration statement with respect to the resale of the common stock issued under the Debt Repayment Agreement and provided Anchorage other customary rights with respect to such registration.

In the event that, on or prior to December 31, 2024, the Company (i) sold any shares of common stock, other than pursuant to certain excluded issuances, at a price per share that is less than the Exchange Price or (ii) issued any debt or equity instrument of the Company or any of its subsidiaries or affiliates that is convertible into or exchangeable for shares of common stock, other than pursuant to certain excluded issuances, at an initial conversion or exchange price, as applicable, that was less than the Exchange Price (“Better Offer”), then in each case, the Debt Repurchase Agreement would have been deemed to be amended to reflect a new Exchange Price that was the lowest Better Offer and the Company shall forthwith issue to Anchorage additional shares of common stock to reflect an Exchange Price that is equal to the lowest Better Offer. There were no issuances meeting these provisions on or prior to December 31, 2024, and therefore no additional shares of common stock were issued to Anchorage.

Coinbase credit facility

A subsidiary of the Company acquired in the Business Combination is party to a credit facility with Coinbase Credit, Inc. (“Coinbase”). The original credit facility was established on June 26, 2023 (the “Original Credit Facility”) and was amended and restated on each of January 12, 2024 and June 17, 2024. The Original Credit Facility provided for an interest of 5.0% plus the greater of (i) the US Federal Funds Target Rate – Upper Bound and (ii) 3.25%. The Original Credit Facility provided for up to $50.0 million in loans pursuant to drawdowns made available in three tranches: $15.0 million available from loan inception to 15 business days thereafter, $20.0 million available starting 30 calendar days after loan inception to 15 business days thereafter, and $15.0 million available the day after the closing of the Business Combination and 15 business days thereafter. On or prior to a drawdown, the Company’s subsidiary was required to pledge, as collateral, Bitcoin with a custodian, Coinbase Custody Trust Company, LLC, to be held in a segregated custody account under the Company subsidiary’s ownership, such that the loan-to-value (“LTV”) ratio of principal outstanding amount of the loan and the fair value of collateral is equal to or less than 60%. If the value of the collateral under the credit facility decreased past a specified margin, the Company’s subsidiary may have been required to post additional Bitcoin as collateral.

On January 12, 2024, the Coinbase credit facility was amended and restated (the “First Amended and Restated Credit Agreement”) to, among other things, allow for a drawdown of a fourth tranche of $15.0 million, which the Company drew on January 12, 2024. Under the terms of the First Amended and Restated Credit Agreement, borrowed amounts bore interest at a rate equal to (a) the greater of (i) the US Federal Funds Target Rate – Upper Bound on the date of the applicable borrowing and (ii) 3.25%, plus (b) 5.0%. The First Amended and Restated Credit Agreement additionally established a right for Coinbase to deliver a partial prepayment notice to the Company’s subsidiary if the price of Bitcoin on Coinbase’s digital currency exchange platform (the “Prevailing Market Value”) was less than the higher of (x) $25,000 and (y) 60% of the Prevailing Market Value on the effective date of the First Amended and Restated Credit Agreement, requiring the Borrower to prepay $15.0 million in principal as well as any accrued and unpaid interest. The Company guaranteed certain of its subsidiary’s obligations under the First Amended and Restated Credit Agreement.

On June 17, 2024, the Company entered into a second amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with Coinbase. The Second Amended and Restated Credit Agreement extends the final maturity date to June 16, 2025, modifies the LTV thresholds for a margin call, margin release or breach of the Second Amended and Restated Credit Agreement, and modifies the interest rate at a rate equal to (a) the greater of (x) the federal funds rate on the date of the applicable borrowing and (y) 3.25%, plus (b) 6.0%. Under the terms of the Second Amended and Restated Credit Agreement there is no guaranty by the Company of its subsidiary’s obligations. The Second Amended and Restated Credit Agreement also removes the right for Coinbase to deliver a partial repayment notice to Company if the Prevailing Market Value is less than the higher of (x) $25,000 and (y) 60% of the Prevailing Market Value on the effective date of the First Amended and Restated Credit Agreement.

As of December 31, 2024, the Company has $65.0 million outstanding with Coinbase under the Second Amended and Restated Credit Agreement, exclusive of deferred financing costs of $0.04 million.

Coatue Note (convertible note)

On June 21, 2024, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Coatue Tactical Solutions Lending Holdings AIV 3 LP (the “Coatue Fund”), and a subsidiary of the Company (the “Guarantor”) providing for the purchase and sale of a convertible note (the “convertible note”) in the principal amount of $150.0 million (such amount, together with any PIK interest accrued from time to time, the “Accreted Principal Amount”). The convertible note is a senior unsecured obligation of the Company and guaranteed by the Guarantor pursuant to a Guaranty Agreement. On June 28, 2024, the Company issued the convertible note to the Coatue Fund.

The convertible note bears interest at a rate of 8.00% per year, payable quarterly in arrears on each March 31, June 30, September 30, and December 31, commencing September 30, 2024. Interest may be PIK or paid in cash, at the Company’s option. The convertible note will has an initial term of five years and may be extended, at the Company’s option, for up to three additional one-year terms. At maturity, the Company will pay the Coatue Fund the Accreted Principal Amount, together with any accrued and unpaid interest thereon.

During the term of the convertible note, the convertible note is convertible from time to time, in whole or in part, into shares of the Company’s common stock at the option of the Coatue Fund. The initial conversion price of the convertible note is $16.395 per share of common stock, subject to certain anti-dilution adjustments.

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

Beginning on the two-year anniversary of the convertible note’s issuance and continuing until its maturity, the Company has the right, from time to time, to redeem all or any portion of the convertible note for a redemption price equal to 100% of the Accreted Principal Amount, together with any accrued and unpaid interest as of the redemption date if (i) the closing price of the Company’s common stock equals or exceeds 150% of the then-applicable conversion price for a specified period of time and (ii) there is an effective registration statement covering the resale of any shares of the Company’s common stock issued upon conversion of the convertible note or, in the alternative, the shares of the Company’s common stock issuable pursuant to the convertible note to the extent the Coatue Fund converts at the time would be freely tradable by the Coatue Fund pursuant to Rule 144 under the U.S. Securities Act of 1933, as amended (including without any restriction on volume), subject to a daily redemption limitation such that the number of shares of the Company’s common stock into which the Accreted Principal Amount to be redeemed would be converted does not exceed, after giving effect to such conversion, 100% of the average daily trading volume of the Company’s common stock calculated over a specified period of time.

The Purchase Agreement includes certain representations, warranties, and covenants, including limitations on the ability of the Company and the Guarantor to incur indebtedness, make certain restricted payments and investments, and enter into affiliate transactions, subject to certain exceptions enumerated in the Purchase Agreement. The Company may consummate a transaction restricted by the foregoing covenants without the Coatue Fund’s consent, so long as it substantially concurrently and as a condition thereto repurchases the convertible note in full from the Coatue Fund for an amount in cash equal to the greater of (i) 120% of the original principal amount of the convertible note and (ii) the Accreted Principal Amount, plus accrued and unpaid interest to the date of such repurchase. The Purchase Agreement also sets forth certain standard events of default upon which the convertible note may be declared immediately due and payable.

As mentioned in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Convertible Instrument and Derivatives, the Company has identified embedded derivatives and separated an embedded derivative, the Contingent Repurchase Right, from the convertible note. The remaining debt host contract is discounted by the initial fair value of the separated embedded derivative from convertible note of nil and is offset by issuance costs. The debt host contract of the convertible note is subsequently measured at amortized cost, and the debt discount and issuance costs are amortized to interest expense over the expected term of the host contract using the effective interest method. The convertible note has an effective interest rate of 8.23% and its contractual interest expense was $6.2 million for the twelve months ended December 31, 2024. The amortization of debt discount and issuance costs for the twelve months ended December 31, 2024 was $0.06 million. The convertible note had an outstanding principal amount of $153.1 million inclusive of PIK interest accrued, unamortized debt discount and issuance costs of $0.8 million, net carrying amount of $152.3 million, and fair value of $237.9 million. The fair value of the convertible note is estimated using the same method and inputs as the separated embedded derivative from convertible note as disclosed in Note 16. Derivatives. The Company determined that the convertible note is a Level 3 liability given an unobservable input is included in its valuation. The separated embedded derivative from convertible note was initially recorded at nil. See Note 16. Derivatives for a discussion of the separated embedded derivative from convertible note.

Galaxy Credit Facility

On June 17, 2024, the Company terminated its uncommitted $50.0 million open term revolving credit facility with Galaxy Digital.

Note 16. Derivatives

The following table presents the Company’s Consolidated Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		December 31, 2024		December 31, 2023
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin redemption option	Derivative asset	$18,076	$—	$—	$—
Covered call options	Derivative liability	—	18,437	—	—
Total derivatives		$18,076	$18,437	$—	$—

The following table presents the effect of derivatives on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD thousands)		Twelve Months Ended	Six Months Ended	Twelve Months Ended
Derivative	Statement of Operations Line	December 31, 2024	December 31, 2023	June 30, 2023	June 30, 2022
Derivatives not designated as hedging instruments:
Bitcoin redemption option	Gain on derivatives	$2,980	$—	$—	$—
Covered call options	Gain on derivatives	3,800	—	—	—
Total derivatives		$6,780	$—	$—	$—

Bitcoin redemption option

During December 2024, in connection with the BITMAIN Purchase Agreement, the Company pledged 968 Bitcoin to BITMAIN in connection with a purchase of approximately 30,000 BITMAIN Antminer S21+ ASIC miners. The Company has the option to redeem the pledged Bitcoin at a mutually agreed upon fixed price starting from and for up to three months after the shipment date of the purchased miners. The amount of Bitcoin that can be redeemed is pro-rata of the percentage of miners shipped. The Company accounted for this Bitcoin redemption option as a Level 3 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives. A significant unobservable input included in the fair value estimate of the Bitcoin redemption option is the estimated shipment date of the purchased miners, which management estimated to begin at the end of January 2025 as of December 31, 2024.

As of December 31, 2024 and December 18, 2024, the Company estimated the fair value of the Bitcoin redemption option using the Black-Scholes pricing model with the following inputs and inputs noted in the paragraph above:

	December 31, 2024	December 18, 2024
Implied volatility	61.54%	61.32%
Risk-free interest rate	4.27%	4.32%

The following table provides a summary of activity and change in fair value of the Company’s Bitcoin redemption option (Level 3 derivative asset):

	Twelve Months Ended	Six Months Ended
(in USD thousands)	December 31, 2024	December 31, 2023
Balance, beginning of period	$—	$—
Additions	15,096	—
Change in fair value	2,980	—
Balance, end of period	$18,076	$—

Covered call options

During April 2024, the Company sold covered call options on 2,125 Bitcoin notional for proceeds of $20.8 million and during the twelve months ended December 31, 2024, recorded a realized gain of $20.8 million as all such call options expired unexercised. As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives, the Company sold covered call options on Bitcoin to generate cash flow on a portion of its Bitcoin. The Company pledged Bitcoin as collateral with one of its Bitcoin custodians, in a quantity equal to the notional amount, for these covered call options sold. The collateral was returned to the Company upon the expiration of the call options. The covered call options were only exercisable upon the date of expiry, were automatically exercised if the underlying reference price was greater than the strike price of the call option, and were net cash settled on the business day immediately following expiry. The reference price was the Bitcoin Reference Rate published by the CME Group and Crypto Facilities Ltd., or any successor (“BRR”), between 4:00pm and 4:30pm London time for a given date. The covered call options were carried at fair value and were Level 2 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement.

During October 2024, the Company sold covered call options on 2,000 Bitcoin notional for proceeds of $2.9 million. During the November 2024, the Company rolled these call options into new call options with the same Bitcoin notional. The Company achieved this roll by exchanging its previous call options sold for new call options. As a result of the roll, the Company paid $1.5 million in cash and recorded a realized loss of $23.3 million during the twelve months ended December 31, 2024. The Company has pledged Bitcoin as collateral with one of its Bitcoin custodians in a quantity equal to the notional amount for these covered call options sold. The collateral continues to be pledged in the same manner after the roll. The covered call options exchanged in the roll were only exercisable upon the date of expiry, were automatically exercised if the underlying reference price was greater than the strike price of the call option, and were settled with delivery of the underlying Bitcoin. The reference price was the BRR at 4:00pm London time for a given date. The covered call options were carried at fair value and were Level 2 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement. The new call options received by the Company in the roll have the same terms as the call options exchanged by the Company in the roll, except that the reference price is the Coinbase Prime Bitcoin price quoted in U.S. Dollars at 4:00pm London time for a given date.

Separated embedded derivative from convertible note

During the twelve months ended December 31, 2024, as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Convertible instruments and Note 15. Loans and notes payable, the Company issued a convertible note with embedded derivatives and separated the Contingent Repurchase Right embedded derivative. The separated embedded derivative from convertible note was separated from its debt host contract and was accounted for as a derivative liability carried at fair value in accordance with ASC 815. As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement, the separated embedded derivative from convertible note is a Level 3 liability. A significant unobservable input included in the fair value estimate of the separated embedded derivative from convertible note is management’s estimate of the Contingent Repurchase Right’s probability of occurrence, which was remote as at inception and December 31, 2024. As such, the initial fair value of the separated embedded derivative from convertible note was nil and the fair value as of December 31, 2024 was nil.

As of December 31, 2024 and June 28, 2024, the Company estimated the fair value of the separated embedded derivative from convertible note using the PDE Model with the following inputs and inputs noted in the paragraph above:

	December 31, 2024	June 28, 2024
Dividend yield	—%	—%
Implied volatility	90.73%	100.49%
Risk-free interest rate	4.01%	4.09%
Credit spread	17.90%	15.29%

The following table provides a summary of activity and change in fair value of the Company’s separated embedded derivative from convertible note (Level 3 derivative liability):

	Twelve Months Ended	Six Months Ended
(in USD thousands)	December 31, 2024	December 31, 2023
Balance, beginning of period	$—	$—
Additions	—	—
Change in fair value	—	—
Balance, end of period	$—	$—

Note 17. Leases

The Company’s operating leases are for its offices, mining facilities and data centers, including for its new GPU-as-a-Service business line. The Company’s subsidiaries also have finance leases, which are primarily related to equipment used at its data centers and the newly acquired Far North power plant located in Iroquois Falls, Ontario.

The following table shows the right-of-use assets and lease liabilities as of December 31, 2024 and December 31, 2023:

	December 31,
(in USD thousands)	2024	2023
Right-of-use assets:
Operating leases	$20,593	$14,534
Finance leases	19,770	1,294
Total right-of-use assets	$40,363	$15,828

Lease liabilities:
Operating leases	$21,364	$14,962
Finance leases	23,700	1,409
Total lease liabilities	$45,064	$16,371

A subsidiary of the Company entered into a sale lease back transaction with Macquarie as part of the Far North transaction. The finance lease related to the power plant in Iroquois Falls, Ontario is secured by the assets that exist at the power plant. As per the stated terms of the finance lease, there is a mandatory prepayment of base rent when there are net cash proceeds in the event of a (1) cash sweep – when there is excess cash in the Far North JV in respect of each fiscal quarter, (2) equity issuance – all net cash proceeds from any equity issuances shall be applied to prepay base rent, (3) disposition of property – all net cash proceeds from the disposition of property shall be applied to prepay base rent, (4) insurance and expropriation – in the event net cash proceeds are received from the expropriation of its property or assets, or insurance policies in respect of its property or assets, and are greater than a certain insurance threshold, it shall be applied to prepay base rent, and (5) harmonized sales tax (consumption tax in Canada) refunds – all net cash proceeds of any harmonized sales tax refunds shall be applied according to priority payments set forth in the lease agreement and then applied to prepay base rent.

The Company’s lease costs are comprised of the following:

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
(in USD thousands)	December 31, 2024	December 31, 2023	June 30, 2023	June 30, 2022
Operating leases
Operating lease cost	$3,448	$380	$443	$554
Variable lease cost	1,007	113	86	107
Operating lease expense	4,455	493	529	661
Short-term lease expense	292	26	297	169
Total operating lease expense	4,747	519	826	830
Finance leases
Amortization of financed assets	4,729	62	—	—
Interest on lease obligations	2,418	8	—	—
Total finance lease expense	7,147	70	—	—
Total lease expense	$11,894	$589	$826	$830

The following table presents supplemental lease information:

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
(in USD thousands)	December 31, 2024	December 31, 2023	June 30, 2023	June 30, 2022
Operating cash outflows – operating leases	$3,588	$456	$499	$519
Operating cash outflows – finance leases	$2,432	$8	$—	$—
Financing cash outflows – finance leases	$2,727	$60	$—	$—

Right-of-use assets obtained in exchange for operating lease liabilities	$9,282	$1,470	$—	$2,262
Right-of-use assets obtained in exchange for finance lease liabilities	$25,888	$—	$—	$—

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
(in USD thousands)	December 31, 2024	December 31, 2023	June 30, 2023	June 30, 2022
Weighted-average remaining lease term – operating leases	8.5	11.0	3.1	4.2
Weighted-average remaining lease term – finance leases	4.0	1.8	—	—
Weighted-average discount rate(1) – operating leases	11.6%	11.1%	7.0%	7.0%
Weighted average discount rate – finance leases	10.0%	6.8%	—%	—%

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

The following table presents the Company’s future minimum operating lease payments as of December 31, 2024:

Operating
(in USD thousands)	Leases
2025	$5,103
2026	4,938
2027	4,741
2028	4,439
2029	3,376
Thereafter	13,187
Total undiscounted lease payments	35,784
Less present value discount	(14,420)
Present value of operating lease liabilities	$21,364

The following tables presents the Company’s future minimum finance lease payments as of December 31, 2024:

Finance
(in USD thousands)	Leases
2025	$7,335
2026	6,873
2027	6,873
2028	6,873
2029	2,760
Thereafter	—
Total undiscounted lease payments	30,714
Less present value discount	(7,014)
Present value of finance lease liabilities	$23,700

Note 18. Stockholders’ equity

Authorized shares

The Company’s certificate of incorporation, as amended, authorized 1,000,000,000 shares of common stock, par value of $0.01 per share, and 25,000,000 shares of preferred stock, par value of $0.01 per share.

The Business Combination constituted a business combination and was accounted for using the acquisition method of accounting. In addition, a recapitalization of equity structure occurred where the equity structure of the Company reflects the equity structure of the legal parent as a result of the Business Combination, in this case the combined company named “Hut 8 Corp.” These Consolidated Financial Statements contain recast stockholders’ equity balances resulting from the retroactive application of recapitalization accounting in accordance with GAAP, except where otherwise noted. Pursuant to the terms of the Business Combination Agreement on November 30, 2023, stockholders of USBTC received 0.6716 of a share of the Company’s common stock for each share of USBTC common stock. Legacy Hut shareholders received 0.2000 of a share of the Company’s common stock for each Legacy Hut common share. All previously outstanding USBTC common stock, all series of previously outstanding USBTC preferred stock, all previously outstanding USBTC stock options, and all previously outstanding USBTC restricted stock awards are presented in the recast Consolidated Statements of Stockholders’ Equity, if applicable, and in the accompanying notes on an as-converted basis, converted at the ratio of 0.6716 for each USBTC share. Fractional shares, if any, were rounded down to the nearest whole share at a stockholder level. Fractional options, if any, were rounded down to the nearest whole option at an award level.

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

As mentioned in Note 15. Loans and notes payable, USBTC issued 1,987,936 shares of USBTC common stock to Anchorage as part of its debt restructuring.

As mentioned in Note 15. Loans and notes payable, the Company issued 2,313,435 shares of its common stock in connection to the Debt Repayment Agreement with Anchorage. As a result of the share issuance, the Company recorded $30.2 million to additional paid-in capital, net of share issuance costs of $0.1 million, and $0.02 million to common stock.

At-the-Market Offering (“2024 ATM”) and Stock Repurchase Programs

On December 4, 2024, the Company entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program, allowing the Company to offer and sell up to $500.0 million of its common stock from time to time. Concurrently, the Company launched a $250.0 million stock repurchase program enabling the Company to repurchase up to 4,683,936 shares of its common stock (representing 5.0% of the Company’s issued and outstanding common stock as of December 4, 2024) within twelve months of launch. During the twelve months ended December 31, 2024, the Company issued and sold 5,553,458 shares of its common stock under the 2024 ATM for gross proceeds of $165.2 million, incurred issuance costs of $3.2 million, and repurchased nil shares of its common stock under the stock repurchase program.

Preferred stock

The reverse recapitalization of equity structure on all series of previously outstanding USBTC preferred stock prior to the Business Combination is as mentioned above in this note.

USBTC’s articles of incorporation, as amended, authorized 5,275,753 shares of USBTC Series A preferred stock, 6,716,000 shares of USBTC Series B preferred stock, and 2,518,500 shares of USBTC Series B-1 preferred stock. Each holder of USBTC Series A, Series B, and Series B-1 preferred stock was able to convert any or all of their USBTC preferred shares into one share of USBTC’s common stock. Additionally, all outstanding shares of USBTC Series A, Series B and Series B-1 preferred stock automatically converted into shares of USBTC common stock upon either (a) the closing of a transaction which results in USBTC being a publicly traded vehicle (whether directly or as a subsidiary) based on a valuation for USBTC on its own of $200.0 million or more, or (b) the date, or upon the occurrence of an event, specified by vote or written consent of the requisite holders, as defined in USBTC’s articles of incorporation. USBTC reserved a sufficient number of shares to provide for conversion of all USBTC preferred stock outstanding. Each holder of USBTC preferred stock was entitled to vote on all matters submitted to the shareholders of USBTC. Upon liquidation, dissolution, or winding up of the business of USBTC, each holder of USBTC preferred stock was entitled to receive for each share, a pro rata distribution with USBTC’s common stock, with the most senior USBTC preferred stock paid out at 100% first. In September 2022, USBTC’s board of directors also authorized 11,119,681 shares of USBTC Series C preferred stock for issuance under the 2021 Equity Incentive Plan. No shares of USBTC Series C preferred stock were issued and outstanding.

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

Shares subject to registration and recission of Series A preferred stock

During June 2021, USBTC’s management became aware that court orders against family members of two of USBTC’s now former stockholders (the “Actors”), may have precluded USBTC from relying on certain federal and state securities exemptions for the offerings since the Actors may have been deemed “promoters” based on certain of their activities in one or more of USBTC’s securities offerings. Upon analysis of each state in which shares were sold, USBTC believed that the securities sold would have qualified for the exemption from registration in all but one state had the appropriate notice and/or emption filings been made in the applicable states. In Virginia, no exemption was available and registration would have been required. On October 26, 2021, USBTC entered into a settlement order with Virginia, conditioned on rescission offers being delivered to four investors resident in that state. USBTC completed all requirements set forth in the order. Therefore, on October 26, 2021, the USBTC shares were transferred and reclassified to permanent equity (440,736 shares of USBTC common stock and 74,043 shares of USBTC Series A preferred stock).

As a result of the identification of the above issues, on June 23, 2021, USBTC’s board of directors approved a voluntary rescission offer to be sent to each investor in each of USBTC's two common stock offerings (referred to as the “Founder’s Round” and “Seed Round”), USBTC Series A preferred stock offering, and the promissory note offering to ensure that stockholders and noteholders, as applicable, were made aware of the issues identified and had the opportunity to request redemption of their securities. Between June 28, 2021, and the middle of July 2021, USBTC notified all stockholders and promissory noteholders of the rescission offer.

USBTC accounted for these transactions in accordance with FASB ASC 480. In accordance with ASC 480-10-S99-3A, USBTC considered the rights of the holders as it relates to the individual instrument itself, meaning the common and preferred shares do not contain a put right for the holder. As such, based upon the analysis of the terms of the underlying/individual instrument, it was concluded the shares were not redeemable and not within the scope.

USBTC then viewed the rescission offer as a call/put option and analyzed the shares to determine if there was any value to this option. USBTC’s analyses concluded that the classes of instruments had current fair values that exceeded the rescission offer amount, and as such, the option had de minimis value.

Additionally, USBTC notified state regulators in certain of the states in which stockholders and noteholders resided.

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

Common stock warrants

In connection with the Business Combination, warrants to purchase Legacy Hut common shares outstanding immediately before the Business Combination were assumed by the Company. Post-Business Combination, the warrants are entitled to receive, upon exercise, in lieu of Legacy Hut common shares, shares of common stock of the Company at an exchange ratio of 0.2000, rounded down to the nearest whole share at a warrant agreement level if applicable, and at an exercise price of the original exercise price divided by the exchange ratio of 0.2000, rounded up to the nearest whole cent if applicable. The warrants include a net share settlement clause at the discretion of the warrant holder, which may result in a variable number of shares being issued for a fixed price due to the use of a certain volume-weighted average price of shares. The Company accounts for its warrants as equity instruments based on the specific terms of the relevant warrant agreements and has recorded them in additional paid-in capital in equity based on their fair value on the date of assumption. The warrants are valued at inception, upon events such as an exercise, and at subsequent reporting periods if applicable. The classification of the warrants, including whether such instruments should be recorded as liabilities, is reassessed at the end of each reporting period. The fair value of each warrant is estimated on the date of issuance or assumption using the Black-Scholes pricing model.

The warrants assumed in the Business Combination expire on September 17, 2026.

The following table summarizes the assumptions used in the Black-Scholes pricing model on the date that the equity-classified warrants were assumed:

November 30,
2023
Dividend yield	—%
Expected price volatility	106%
Risk-free interest rate	4.48%
Expected term	2.8 years

Transactions involving the Company’s equity-classified warrants are summarized as follows:

			Weighted
		Weighted average	average remaining
	Number of	exercise price	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	(in years)
Outstanding as of June 30, 2021	—	$—	—
Outstanding as of June 30, 2022	—	—	—
Outstanding as of June 30, 2023	—	—	—
Assumed pursuant to the Business Combination	1,895	53.45	2.8
Outstanding as of December 31, 2023	1,895	53.45	2.8
Outstanding as of December 31, 2024	1,895	$53.45	1.7

Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss), net of tax, is as follows:

	December 31,	Net	December 31,
(in USD thousands)	2023	Change	2024
Foreign currency translation adjustment gain (loss)	$10,761	$(56,314)	$(45,553)
Total	$10,761	$(56,314)	$(45,553)

Note 19. Stock-based compensation

On March 16, 2021, USBTC established the USBTC 2021 Equity Incentive Plan. This plan allowed USBTC to award stock options, stock appreciation rights, restricted awards, and performance awards to employees, consultants, and directors of USBTC and its affiliates and cancelled and forfeited awards were returned to the plan for future awards. In connection with the Business Combination, the Company adopted the Hut 8 Corp. Rollover Option Plan (the “2021 Plan”), which is identical to the USBTC 2021 Equity Incentive Plan, except for conforming changes to account for the Business Combination. 4,490,400 shares of the Company’s common stock have been authorized and registered to be issued under the 2021 Plan, and no further awards are available for grant under the 2021 Plan.

On November 30, 2023, in connection with the Business Combination, USBTC stock options outstanding immediately before the Business Combination were exchanged for 0.6716 stock options of the Company under the 2021 Plan (the “USBTC Replacement Options”). Upon the Business Combination, fractional stock options, if any, were rounded down to the nearest whole stock option at an award level. The exercise price of any USBTC Replacement Option was equal to the exercise price of the replaced USBTC stock option immediately before the Business Combination divided by 0.6716, rounded up to the nearest whole cent, if applicable.

In connection with the Business Combination, the Company also adopted the Hut 8 Corp. 2023 Omnibus Incentive Plan (the “2023 Plan”) and Hut 8 Mining Corp. Omnibus Long-Term Incentive Plan (the “2018 Plan”). Under the 2023 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, deferred stock units, other stock-based awards, and stock bonuses of the Company can be granted to employees, consultants, and directors of the Company and its affiliates. Cancelled and forfeited awards are returned to the 2023 Plan for future awards. 6,065,682 shares of the Company’s common stock have been authorized and registered to be issued under the 2023 Plan. The 2018 Plan was originally established by Legacy Hut on February 15, 2028 to allow Legacy Hut to award stock options and restricted share units to employees, consultants, service providers, and directors of Legacy Hut and its affiliates, as well as deferred share units to employees and directors of Legacy Hut. 1,553,254 shares of common stock have been authorized and registered to be issued under the 2018 Plan.

In connection with the Business Combination, equity awards outstanding under the 2018 Plan were amended such that (1) restricted share units and deferred share units were amended to settle in shares of the Company’s common stock under the 2018 Plan and (2) stock options were cancelled and reissued under the 2023 Plan, all at an exchange ratio of 0.2000 effective November 30, 2023. The exercise price of stock options immediately before the Business Combination was divided by the exchange ratio of 0.2000, rounded up to the nearest whole cent, if applicable, to obtain the exercise price of the reissued stock options. Fractional awards, if any, were rounded down to the nearest whole award unit at a holder level.

As at December 31, 2024, only restricted stock units, deferred stock units, performance stock units, and stock options as replacements of Legacy Hut stock options have been granted under the 2023 Plan.

The Company’s stock-based compensation expense recognized during the twelve months ended December 31, 2024, six months ended December 31, 2023, and twelve months ended June 30, 2023 and June 30, 2022 is included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (loss) as follows:

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
(in USD thousands)	December 31, 2024	December 31, 2023	June 30, 2023	June 30, 2022
Restricted stock awards	$—	$7,815	$3,123	$7,910
Stock options	2,861	2,903	1,488	1,266
Restricted stock units	11,002	1,423	—	—
Deferred stock units	—	75	—	—
Performance stock units	6,920	—	—	—
Total stock-based compensation	$20,783	$12,216	$4,611	$9,176

In November 2023, prior to the Business Combination, USBTC issued 968,388 fully vested stock awards to replace previously cancelled awards. Upon such issuance, the Company immediately recognized $7.8 million of stock-based compensation expense.

Time-based restricted stock awards

On October 10, 2021, USBTC awarded 395,908 time-based restricted stock awards, with an estimated fair value of $3.38 per share. USBTC estimated the fair value as of September 30, 2021, utilizing the market approach and other fair value measurement techniques, such as the backsolve method, which derives the equity value for USBTC from a transaction involving USBTC’s own securities, in this case, USBTC’s Series B preferred stock offering on September 30, 2021. 263,939 of these awards were cancelled in February 2023 as noted below.

On January 5, 2023 and August 9, 2022, USBTC awarded 704,449 and 4,869 time-based restricted stock awards, respectively, with an estimated fair value of $0.39 and $0.01 per share, respectively. USBTC estimated the fair value of $0.39 as of December 31, 2022 and $0.01 as of June 30, 2022, respectively, utilizing a market approach and the Guideline Public Company Method to derive an estimated equity value from publicly traded companies deemed comparable to USBTC. Once the equity value was determined, USBTC used the option pricing method to allocate fair value to USBTC’s individual securities outstanding at the time.

In February 2023, USBTC cancelled 704,449 restricted stock awards that it had awarded on January 5, 2023 and 263,939 restricted stock awards from other previously issued restricted stock grants, and accordingly recognized compensation expense at that time of $0.6 million, which equaled the amount of the remaining unrecognized compensation expense for all of these awards. In addition, the time-based restricted stock awards held by USBTC’s then-CEO and Chief Operating Officer contained certain acceleration clauses if triggering events were to occur. On August 15, 2022, due to a loss of control over USBTC’s board of directors, the vesting was accelerated for these awards and the remaining amount of unrecognized compensation expense associated with these awards was recognized during the twelve months ended June 30, 2023.

The assumptions used in the option pricing method and the backsolve method as of December 31, 2022, June 30, 2022 and September 30, 2021 were as follows:

	December 31,	June 30,	September 30,
	2022	2022	2021
Dividend yield	—%	—%	—%
Expected price volatility	120%	120%	100%
Risk-free interest rate	4.41%	2.86%	0.28%
Expected term	2.0 years	1.5 years	2.0 years

A summary of USBTC’s unvested time-based restricted stock awards for the twelve months ended December 31, 2024, six months ended December 31, 2023, and twelve months ended June 30, 2023 and June 30, 2022 is as follows:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	shares	fair value	intrinsic value
Unvested as of June 30, 2021	2,296,536	$1.63	$3,745
Granted	395,908	3.38
Vested	(656,153)	1.63	1,641
Unvested as of June 30, 2022	2,036,291	1.97	39
Granted	709,318	0.38
Vested	(1,777,221)	1.76	34
Cancelled	(968,388)	1.20
Unvested as of June 30, 2023	—	—	—
Unvested as of December 31, 2023	—	—	—
Unvested as of December 31, 2024	—	$—	$—

There was no remaining unrecognized compensation expense related to time-based restricted stock awards as of December 31, 2024.

Performance-based restricted stock awards

On October 10, 2021, USBTC awarded 1,846,900 performance-based restricted stock awards to its then-CEO and Chief Operating Officer that vested upon the achievement of two milestones as follows: (1) Milestone 1 – half of the shares vested when USBTC achieved 10,000 or more miners plugged in and secured purchase orders totaling 3 exahash of computing power before December 31, 2021 and (2) Milestone 2 – the other half of the shares vested when USBTC achieved 20,000 miners or more plugged in and secured purchase orders totaling 6 exahash of computing power before December 31, 2022. Milestone 1 was achieved prior to December 31, 2021 and Milestone 2 had not been achieved as of June 30, 2022. USBTC estimated a grant date fair value of $3.38 per share for these performance-based awards utilizing the assistance of a third-party valuation firm as discussed above under Time-based restricted stock awards.

On August 15, 2022, due to a loss of control over USBTC’s board of directors, the vesting for all of the unvested performance-based restricted stock awards held by USBTC’s then-CEO and Chief Operating Officer was accelerated and the remainder of the unrecognized compensation expense associated with these awards was recognized during the twelve months ended June 30, 2023.

Additionally, as of June 30, 2022, USBTC also had a total of 923,450 unvested performance-based restricted stock awards that had been issued to its then-CEO and Chief Operating Officer on October 10, 2021 that were subject to vesting if USBTC achieved Milestone 2, as described above. The restricted stock awards also contained certain acceleration clauses if triggering events were to occur.

For the twelve months ended June 30, 2022, USBTC had a total of 1,639,376 unvested performance-based restricted stock awards that had been issued to USBTC’s then-CEO and Chief Operating Officer on March 17, 2021 that were subject to vesting upon achievement of specific market conditions. The restricted stock awards also contained certain acceleration clauses if triggering events occur. Half of these awards were subject to vesting if USBTC achieved a total company valuation equal to or greater than $1 billion and the other half of these awards were subject to vesting if USBTC achieved a total company valuation equal to or greater than $2 billion.

A summary of USBTC’s unvested performance-based restricted stock awards for the twelve months ended December 31, 2024, six months ended December 31, 2023, and twelve months ended June 30, 2023 and June 30, 2022 is as follows:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	shares	fair value	intrinsic value
Unvested as of June 30, 2021	1,639,376	$0.02	$2,673
Granted	1,846,900	3.38
Vested	(923,450)	3.38	3,125
Unvested as of June 30, 2022	2,562,826	1.24	49
Vested	(2,562,826)	1.24	49
Unvested as of June 30, 2023	—	—	—
Unvested as of December 31, 2023	—	—	—
Unvested as of December 31, 2024	—	$—	$—

There was no remaining unrecognized compensation expense related to performance-based restricted stock awards as of December 31, 2024.

Stock options

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Prior to the Business Combination, USBTC was a private company and lacked publicly observable company-specific historical and implied volatility information. Therefore, expected stock volatility was estimated based on the historical volatility of a publicly traded set of peer companies. Also, due to the lack of historical exercise history, the expected term of USBTC’s stock options was determined using the “simplified” method for awards, which uses a mid-point between the vesting period and contractual term for each grant and for each vesting-tranche for awards with graded vesting. The risk-free interest rate was determined by referencing the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. An expected dividend yield of 0% was based on USBTC not having paid cash dividends historically and not expecting to pay cash dividends in the foreseeable future.

The majority of USBTC’s stock options vested based on service provided by the grantee to USBTC over time; however, certain stock options were also subject to a performance-based vesting condition whereby vesting would be accelerated upon the completion of an initial public offering or merger event (the “IPO Options”).

In January 2022, USBTC modified the former Chief Financial Officer’s stock option award to allow for the conditional vesting of the first tranche of 79,752 stock options upon the occurrence of an initial public offering or merger event and the former Chief Financial Officer’s continued service as an advisor to USBTC through such initial public offering or merger event. These stock options would have vested in July 2022 had the former Chief Financial Officer’s employment continued until such time. At the time of the modification, USBTC reversed approximately $0.1 million of stock-based compensation expense recognized on the original unvested stock option award and estimated a grant date fair value for the modified award of approximately $0.9 million, which was recognized as stock-based compensation expense by USBTC upon the consummation of the Business Combination.

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

In February 2023, USBTC entered into a change in control agreement with a senior executive that modified the performance condition in 27,367 of their stock option awards. Under the modified terms, the stock options did not vest upon achievement of certain internal non-financial metrics and instead vested upon the completion of an initial public offering or merger event. USBTC determined the performance condition was not probable of being achieved both prior to and subsequent to the modification (a Type IV modification). Under GAAP, stock compensation expense for equity awards that are conditional upon a liquidity event such as an initial public offering or merger event is not recognizable prior to the achievement of the liquidity event. As such, USBTC did not recognize any stock compensation expense for these stock options until the occurrence of an initial public offering or merger event, and recognized this expense upon the consummation of the Business Combination.

On November 30, 2023, due to the consummation of the Business Combination, USBTC accelerated a total of 763,609 unvested performance-based stocks options, which was comprised of the IPO Options and the January 2023 and February 2023 modified performance-based stock options described above. Accordingly, USBTC recognized $1.1 million of accelerated compensation expense as of the Business Combination closing date.

Immediately prior to the closing of the Business Combination, 6,686,123 USBTC stock options were converted into 4,490,375 USBTC Replacement Options, based on an exchange ratio of 0.6716, rounded down to the nearest whole stock option at an award level. The exercise price of each USBTC Replacement Option is equal to the exercise price of the replaced USBTC stock option immediately before the Business Combination divided by 0.6716, rounded up to the nearest whole cent if applicable. USBTC treated the exchange as a Type I modification (probable-to-probable) and measured the total incremental expense as $3.9 million for all vested and unvested stock options. The $0.3 million incremental expense associated with the vested awards was recognized immediately upon the exchange and is included in compensation expense in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (loss) for the six months ended December 31, 2023.

As previously described in this note, in connection with the consummation of the Business Combination, Legacy Hut stock options were cancelled and reissued under the Company’s 2023 Plan at a 0.2000 ratio, rounded down if applicable at a grant level. The exercise price of each Legacy Hut stock option immediately before the Business Combination was divided by the exchange ratio of 0.2000 rounded up to the nearest whole cent, if applicable, to obtain the exercise price of the replacement stock options. 115,000 Legacy Hut stock options were cancelled and 23,000 replacement stock options were issued under the 2023 Plan with a weighted-average exercise price of $18.41 per share. The weighted-average fair value of these replacement stock options of $7.02 per share was estimated as described in this note with the exception of expected stock volatility, where the assumption of the replacement stock options converged with the acquiree awards’ (Legacy Hut stock options) as of the Business Combination consummation; all other assumptions also converged with the acquiree awards’ as of the Business Combination consummation. These 23,000 replacement stock options were fully vested on the Business Combination closing date. As such, there is no further unrecognized compensation expense related to these replacement stock options.

In August 2024, the Company accelerated the vesting of 380,658 stock options held by three non-employee directors and 425,604 stock options held by its CEO to immediately vest. As the modifications only resulted in the acceleration of service-based vesting and did not involve any other changes, there was no incremental fair value to recognize as additional compensation expense as of the modification date and accordingly no incremental compensation expense was required to be recognized.

No stock options were granted by the Company during the twelve months ended December 31, 2024. The following assumptions were used in determining the fair value of the Legacy Hut stock options reissued under the 2023 Plan and USBTC Replacement Options during the six months ended December 31, 2023. In addition, the following assumptions were used in determining the fair value of USBTC stock options pre-Business Combination for the twelve months ended June 30, 2023 and June 30, 2022:

	Six Months Ended	Twelve Months Ended
	December 31,	June 30,	June 30,
	2023	2023	2022
Dividend yield	—%	—%	—%
Expected price volatility	100% – 115%	100%	96.5% – 100%
Risk-free interest rate	3.64% – 5.16%	2.86% – 3.90%	0.65% – 2.44%
Expected term (in years)	4.6 – 8.2	5.0 – 8.0	5.0 – 8.2

As of December 31, 2024 there were 926,460 unvested service-based options.

A summary of stock options for the twelve months ended December 31, 2024, six months ended December 31, 2023, and twelve months ended June 30, 2023 and June 30, 2022 is as follows:

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of June 30, 2021	81,935	$1.68	$—	9.7
Granted	2,032,754	2.72
Forfeited or canceled	(398,426)	1.65
Outstanding as of June 30, 2022	1,716,263	2.93	—	9.3
Granted	2,955,365	0.76
Forfeited or canceled	(136,358)	1.44
Outstanding as of June 30, 2023	4,535,270	0.39	—	9.0
Granted	—	—
Granted pursuant to the Business Combination	23,000	18.41
Exercised	(42,508)	0.39	326
Forfeited or canceled	(2,387)	0.39
Outstanding as of December 31, 2023	4,513,375	0.48	58,150	8.8
Exercised	(1,478,415)	0.39	17,625
Forfeited, canceled, or expired	(73,031)	0.39
Outstanding as of December 31, 2024	2,961,929	$0.53	$59,120	7.7
Vested and exercisable as of December 31, 2024	2,035,469	$0.59	$40,498	7.7

The Company had approximately $0.6 million of total unrecognized compensation expense related to USTBC Replacement Options as of December 31, 2024, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.2 years.

No stock options were granted during the twelve months ended December 31, 2024. The weighted average grant-date fair value of stock options was as follows: $7.02 per share, $0.26 per share, and $2.49 per share for the six months ended December 31, 2023, twelve months ended June 30, 2023, and twelve months ended June 30, 2022, respectively.

Restricted stock units

Restricted stock units granted under the 2023 Plan, and those governed under the 2018 Plan that may settle in shares of common stock of the Company, entitle recipients to receive a number of shares of the Company’s common stock over a vesting period, according to each respective restricted stock unit agreement. At the Company’s discretion, restricted stock units may be settled in shares of common stock or cash in lieu of settling in shares or a combination of shares of common stock and cash, and the Company currently does not intend to settle any restricted stock units in cash or in a combination of shares of common stock and cash.

For restricted stock units under the 2023 Plan, stock-based compensation expense related to share-settled restricted stock units is based on the fair value of the Company’s common stock on the date of grant. For restricted stock units under the 2018 Plan, the stock-based compensation expense is based on the fair value of the Company’s common stock on the date of the consummation of the Business Combination. The Company recognizes stock-based compensation expense associated with such share-settled restricted stock unit awards on a graded basis over the awards’ service-based vesting tranches. Share-settled restricted stock unit awards granted up to December 31, 2024 generally vest in equal annual installments over a three-year period or for non-employee directors, fully vest by a certain date (unless accelerated in connection with a change in control event under specified conditions as set forth in the applicable restricted stock unit agreement or otherwise in accordance with provisions of the award’s governing plan or applicable agreement).

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

The following table presents a summary of the activity of the service-based restricted stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of June 30, 2021	—	$—	$—
Unvested as of June 30, 2022	—	—	—
Unvested as of June 30, 2023	—	—	—
Granted	502,806	12.16
Assumed pursuant to the Business Combination	1,466,066	9.50
Vested	(412,859)	9.50	4,193
Forfeited	(1,666)	9.50
Unvested as of December 31, 2023	1,554,347	10.36	20,735
Granted	930,410	10.17
Vested	(1,156,383)	9.85	13,155
Forfeited	(186,921)	10.99
Unvested as of December 31, 2024	1,141,453	$10.62	$23,388

The Company had approximately $6.3 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan and 2018 Plan that are settleable in shares of common stock of the Company as of December 31, 2024, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.1 years.

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

For deferred stock units under the 2023 Plan, the stock-based compensation expense related to share-settled deferred stock units is based on the fair value of the Company’s common stock on the date of grant. For deferred stock units under the 2018 Plan, the stock-based compensation expense is based on the fair value of the Company’s common stock on the date of the consummation of the Business Combination. The Company recognizes stock-based compensation expense associated with such share-settled deferred stock unit awards on a graded basis over the awards’ vesting tranches. Share-settled deferred stock unit awards granted to date are granted in vested state and can only be settled for shares of common stock of the Company upon the participant’s departure from the Company.

The following table presents a summary of the activity of the deferred stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of June 30, 2021	—	$—	$—
Unvested as of June 30, 2022	—	—	—
Unvested as of June 30, 2023	—	—	—
Assumed pursuant to the Business Combination – in vested state	86,189	9.50
Granted and vested	5,615	13.34
Vested and outstanding as of December 31, 2023	91,804	9.73	1,225
Redeemed	(17,850)	9.78	224
Vested and outstanding as of December 31, 2024	73,954	$9.72	$1,515

There was no remaining unrecognized compensation expense related to deferred stock units as of December 31, 2024.

Performance stock units

Performance stock units granted under the 2023 Plan entitle recipients to receive a number of shares of the Company’s common stock based on market and service conditions as per each respective performance stock unit agreement. At the Company’s discretion, performance stock units may be settled in shares of common stock or cash in lieu of settling in shares or a combination of shares of common stock and cash. The Company currently does not intend to settle any performance stock units in cash or in a combination of shares of common stock and cash. During the twelve months ended December 31, 2024, the Company awarded 1,602,609 market-based and service-based performance stock units to certain employees, including to its CEO, Chief Strategy Officer, Chief Legal Officer, and Chief Financial Officer.

The performance stock units granted as of December 31, 2024 have market-based and service-based vest conditions. These performance stock units vest approximately three years from grant date and, as set forth in each applicable performance stock unit grant agreement, if the Company’s stock price, on a basis of the highest volume-weighted average stock price of the Company over a 20 consecutive trading day period during a certain measurement period, exceeds the Company’s 20 consecutive trading day volume-weighted average stock price as of a certain date by at least 50% or at least 100% (“VWAP Goal”), then the percentage of performance stock units eligible to vest is 100% or 200% of the number of performance stock units granted, respectively. Any performance stock units that become eligible to vest as per their respective agreements will vest at the end of their required service period. These performance stock units do not have interpolation conditions on the percentage of units that are eligible to vest.

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

Twelve Months Ended
December 31,
2024
Dividend yield	—%
Expected price volatility	110.0% – 115%
Risk-free interest rate	3.74% – 4.84%
Expected term (in years)	2.9 – 3.0

The Company recognizes stock-based compensation expense associated with performance stock unit awards on a graded basis over the awards’ derived service period. Stock-based compensation expense associated with performance stock units is not adjusted in future periods for the success or failure to achieve the specified market conditions. The weighted-average derived service period of performance stock units granted during the twelve months ended December 31, 2024 was 3.0 years.

The following table presents a summary of the activity of the performance stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2023	—	$—	$—
Granted	1,602,609	17.56
Unvested as of December 31, 2024	1,602,609	$17.56	$65,675

Note 20. Net income (loss) per share of common stock

Basic and diluted net income (loss) per share attributable to common stockholders is computed in accordance to Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Net income (loss) per share of common stock. In addition, as mentioned in Note 18. Stockholders’ equity, a recapitalization of equity structure occurred in a historical period and these Consolidated Financial Statements contain recast stockholders’ equity balances resulting from the retroactive application of recapitalization accounting in accordance with GAAP. As such, the net income (loss) per share of common stock computations below for the historical periods reflects the retroactive application of recapitalization.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share of common stock as their inclusion would have been anti-dilutive:

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
	December 31,	December 31,	June 30,	June 30,
	2024	2023	2023	2022
Unvested restricted stock awards (1)	—	—	—	4,599,117
Stock options	—	23,000	4,535,270	1,716,263
Restricted stock units	50,366	454,774	—	—
Deferred stock units	—	—	—	—
Performance stock units	13,112	—	—	—
Warrants	1,895	1,895	—	—
Convertible note and separated embedded derivative from convertible note	—	—	—	—
Total	65,373	479,669	4,535,270	6,315,380

(1) Total shares of common stock outstanding are inclusive of unvested restricted stock awards. The computation of basic net income (loss) per share excludes unvested restricted stock awards.

The following is a reconciliation of the denominator of the basic and diluted net income (loss) per share of common stock computations for the periods presented:

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
	December 31,	December 31,	June 30,	June 30,
(in USD thousands, except share and per share amounts)	2024	2023	2023	2022
Numerator:
Net income (loss) attributable to Hut 8 Corp.	$331,882	$6,208	$(65,611)	$(31,803)
Less: (Loss) income from discontinued operations (net of income tax benefit of $2.3 million, nil, nil, and nil, respectively)	7,044	(77)	—	—
Net income (loss) from continuing operations attributable to Hut 8 Corp. – basic	$338,926	$6,131	$(65,611)	$(31,803)
Effect of dilutive shares on net income (loss):
Effect of convertible note and separated embedded derivative from convertible note, net of tax	4,711	—	—	—
Net income (loss) from continuing operations attributable to Hut 8 Corp. – diluted	$343,637	$6,131	$(65,611)	$(31,803)
(Loss) income from discontinued operations (net of income tax benefit of $2.3 million, nil, nil, and nil, respectively) attributable to Hut 8 Corp.	$(7,044)	$77	$—	$—

Denominator:
Weighted average shares of common stock outstanding – basic	91,320,744	51,268,013	41,471,593	33,900,145
Dilutive impact of outstanding equity awards	5,002,861	4,004,597	—	—
Dilutive impact of convertible note	4,724,134	—	—	—
Weighted average shares of common stock outstanding – diluted	101,047,739	55,272,610	41,471,593	33,900,145
Net income (loss) per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp. (1)	$3.71	$0.12	$(1.58)	$(0.94)
Basic from discontinued operations attributable to Hut 8 Corp. (2)	$(0.08)	$—	$—	$—
Diluted from continuing operations attributable to Hut 8 Corp. (3)	$3.40	$0.11	$(1.58)	$(0.94)
Diluted from discontinued operations attributable to Hut 8 Corp. (4)	$(0.07)	$—	$—	$—

(1) Calculated as net income (loss) from continuing operations attributable to Hut 8 Corp. – basic, divided by weighted average shares of common stock outstanding – basic

(2) Calculated as (loss) income from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – basic

(3) Calculated as net income (loss) from continuing operations attributable to Hut 8 Corp. – diluted, divided by weighted average shares of common stock outstanding – diluted

(4) Calculated as (loss) income from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – diluted

Note 21. Income taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
	December 31,	December 31,	June 30,	June 30,
(in USD thousands)	2024	2023	2023	2022
United States	$(26,630)	$(26,024)	$(66,809)	$(26,734)
Foreign	469,176	31,811	—	—
Total	$442,546	$5,787	$(66,809)	$(26,734)

The components of the (provision) benefit for income taxes consists of:

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
	December 31,	December 31,	June 30,	June 30,
(in USD thousands)	2024	2023	2023	2022
Current
U.S. Federal	$(1,134)	$(424)	$(174)	$—
U.S. State	(126)	—	(146)	—
Foreign	(439)	—	—	—
Total current	(1,699)	(424)	(320)	—

Deferred
U.S. Federal	$(95,436)	$845	$1,518	$(4,619)
U.S. State	(475)	—	—	(450)
Foreign	(15,847)	—	—	—
Total deferred	(111,758)	845	1,518	(5,069)

Discontinued operations
U.S. Federal	$—	$—	$—	$—
U.S. State	—	—	—	—
Foreign	2,320	—	—	—
Total discontinued operations	2,320	—	—	—

Total income tax (provision) benefit	$(111,137)	$421	$1,198	$(5,069)

A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective tax rate is as follows:

	Twelve Months Ended		Six Months Ended		Twelve Months Ended
	December 31,		December 31,		June 30,		June 30,
(in USD thousands, and in percentages)	2024		2023		2023		2022
Tax benefit (provision) computed at the federal statutory rate	$(96,216)	21.0%	$(1,215)	21.0%	$14,030	21.0%	$5,730	21.0%
State taxes, net of federal tax benefit	(596)	0.1%	—	—%	(146)	(0.2)%	(280)	(1.0)%
Permanent differences	26	(0.0)%	(950)	16.4%	(67)	(0.1)%	(180)	(0.7)%
Stock based compensation	681	(0.1)%	(547)	9.5%	(1,531)	(2.3)%	120	0.4%
Non-taxable portion of gains on digital assets	64,931	(14.2)%	4,179	(72.2)%	—	—%	—	—%
Foreign earnings taxed at a higher rate	(16,145)	3.5%	(1,431)	24.7%	—	—%	—	—%
Return to provision adjustments	1,043	(0.2)%	—	—%	—	—%	(170)	(0.6)%
Subpart F Income	(121,099)	26.4%	—	—%	—	—%	—	—%
Change in valuation allowance	56,380	(12.3)%	385	(6.7)%	(11,088)	(16.6)%	(10,289)	(37.7)%
Change in enacted tax rates	(132)	0.0%	—	—%	—	—%	—	—%
Other items	(10)	0.0%	—	—%	—	—%	—	—%
Effective tax rate	$(111,137)	24.3%	$421	(7.3)%	$1,198	1.8%	$(5,069)	(18.6)%

The following table summarizes the components of deferred tax assets and deferred tax liabilities:

	December 31,
(in thousands)	2024	2023
Deferred tax assets
Finance and operating lease obligation	$11,521	$4,321
Capital loan	555	—
Operating tax losses carried forward	44,446	57,718
Share issuance costs	1,197	2,576
Prepaid expense	1,294	1,386
Equity in earnings of unconsolidated joint venture	—	3,702
Capital tax losses carried forward	6,713	7,259
Interest	14,413	10,088
Stock based compensation	3,915	884
Accrued expenses	3,343	76
Intangible assets, net	—	379
Goodwill	2,105	—
Property and equipment, net	34,999	11,957
Total deferred tax assets	$124,501	$100,346

Deferred tax liabilities
Property and equipment, net	(15,397)	(7,156)
Operating lease right-of-use asset	(11,270)	(4,179)
Intangible assets, net	(875)	—
Goodwill	—	(313)
Digital assets	(73,695)	(15,475)
Subpart F Income	(115,912)	—
Revaluation of Call Options	(699)	—
Equity in earnings of unconsolidated joint venture	(4,012)	—
Capital loan	—	(65)
Total deferred tax liabilities	$(221,860)	$(27,188)

Valuation allowance	(13,755)	(73,767)

Total net deferred tax liability	$(111,114)	$(609)

The Company does not have any unrecognized tax benefits.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s Consolidated Financial Statements for the twelve months ended December 31, 2024, six months ended December 31, 2023 and twelve months ended June 30, 2023 and 2022. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates on a calendar year basis. As of December 31, 2024, the Company had U.S. Federal net operating loss (“NOLs”) carryforwards of $105.5 million. These NOLs are carried over indefinitely but utilization is subject to an 80% taxable income limitation. As of December 31, 2024, the Company had U.S. Federal capital loss carryforwards of $20.3 million. These capital losses begin to expire in tax year 2026. The Company had foreign non-capital losses of $84.6 million that expire between 2033 and 2044.

In the normal course of business, the Company is subject to examination by federal, state, and provincial jurisdictions, where applicable. As of December 31, 2024, tax years 2020 and beyond were subject to examination by the Internal Revenue Service, various state jurisdictions in which the Company is subject to tax, and the Canadian Revenue Agency.

As of December 31, 2024, there are currently no U.S. federal or state, or Canadian federal or provincial, income tax audits in progress for the Company.

Note 22. Concentrations

The Company has only mined Bitcoin during the twelve months ended December 31, 2024, six months ended December 31, 2023, and twelve months ended June 30, 2023 and 2022. Therefore, 100% of the Company’s digital asset mining revenue within its Compute segment is related to one digital asset. The Company used two mining pool operators during the twelve months ended December 31, 2024 and six months ended December 31, 2023. The Company used three mining pool operators during the twelve months ended June 30, 2023 and 2022.

Note 23. Related party transactions

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

The Company provides services to TZRC, an equity method investment entity (refer to Note 10. Investment in unconsolidated joint venture for additional information on the equity method investment entity), in exchange for fees under a PMA.

Note 24. Commitments and contingencies

BITMAIN Purchase Agreement

The BITMAIN Purchase Agreement between the Company and BITMAIN includes the following financial commitments: a Bitcoin redemption option, recognized as a derivative asset under ASC 815, measured at fair value at each reporting period, a Miner purchase liability representing a commitment to settle the obligation in cash if the redemption right is exercised before expiration, and a derecognition of Digital assets – pledged for miner purchase if the redemption right is not exercised.

Legal and regulatory matters

The Company and its subsidiaries are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that any material loss will result from any claims, lawsuits and proceedings to which the Company is subject to either individually, or in the aggregate.

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

Lancium, LLC Lawsuit

On May 11, 2023, Lancium, LLC filed a lawsuit claiming that USTBC infringed upon a number of its patents and sought unspecified compensatory damages, treble damages and attorney’s fees and costs. On January 16, 2024, the lawsuit was dismissed without prejudice.

Securities Litigation

In February and March 2024, two purported securities class actions were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers. The two class actions were consolidated into In re Hut 8 Corp. Securities Litigation, case number 24-cv-00904 (VM), and a lead plaintiff was appointed on April 19, 2024. The lead plaintiff filed a consolidated amended complaint on June 14, 2024. The consolidated amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On December 2, 2024, the defendants filed a motion to dismiss the consolidated amended complaint. On January 16, 2025, the lead plaintiff opposed the motion.  On February 18, 2025, the defendants filed a reply in further support of the motion to dismiss.

Since the filing of the securities class actions, shareholder derivative suits were filed against the Company, its directors and certain of its current and former officers in the U.S. District Courts for the Southern District of New York, the District of Delaware, and the Southern District of Florida alleging derivative claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the Exchange Act, including Section 10(b). All derivative actions in the Southern District of New York were voluntarily dismissed or transferred to the District of Delaware.  All derivative actions in the District of Delaware were voluntarily dismissed or dismissed by the court without prejudice. The Southern District of Florida consolidated and stayed the proceedings before it pending the outcome of the motion to dismiss in the securities class action in the Southern District of New York and administratively closed the case.

The Company disputes the claims in these cases and intends to vigorously defend against them.  Based on the preliminary nature of these proceedings, the outcome of these matters remains uncertain, and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

Based on the preliminary nature of these proceedings, the outcome of these matters remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

Note 25. Subsequent events

The Company has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Consolidated Financial Statements were available to be issued. Except as described above and below, the Company has concluded no other subsequent events have occurred that requires disclosure.

2024 ATM and Stock Repurchase Programs

During the period between January 1, 2025 and February 28, 2025, the Company issued and sold 4,205,019 shares of its common stock under the 2024 ATM for gross proceeds of $113.1 million, incurred issuance costs of $1.1 million, and repurchased nil shares of its common stock under the stock repurchase program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, to enable timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of its management, evaluated the effectiveness of its disclosure controls and procedures and concluded that they were not effective as of December 31, 2024.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, recognizes that any system of disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance rather than absolute assurance of achieving its objectives. The design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues or instances of fraud, if any, will be detected. These inherent limitations include the possibility of faulty judgments, errors or mistakes, and the potential for controls to be circumvented by individual acts, collusion among employees, or management override. Moreover, the design of any control system is based on certain assumptions regarding future events, and there is no guarantee that any design will succeed under all potential future conditions. Over time, controls may become inadequate due to changes in conditions or deterioration in compliance with policies or procedures. Consequently, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2024, based on the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Under the supervision and participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, management identified the following material weaknesses:

●	our control pertaining to the review was not operating effectively as it relates to the calculation of the deferred tax provision for Bitcoin held in an international jurisdiction; and
●	our control pertaining to the review of a complex accounting transaction related to our BITMAIN miner purchase agreement was not operating effectively.

The material weaknesses associated with the operating effectiveness did not result in a material misstatement to our previously issued consolidated financial statements, nor in the Consolidated Financial Statements included elsewhere in this Annual Report. Based on these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024. Our independent registered public accounting firm, Raymond Chabot Grant Thornton, has issued an audit report expressing an adverse opinion on the effectiveness of the internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Management’s Plan for Remediation

Our Board and management take internal control over financial reporting and the integrity of our financial statements seriously. Management continues to work to improve controls related to the material weaknesses described above. Management will continue to implement measures to remediate the material weaknesses, such that these controls are designed, implemented, and operating effectively.

In order to achieve the timely implementation of the above, Management is taking the following actions:

●	replacing our existing third-party advisor who prepared and supported our review of the deferred taxes calculation with an advisor who has additional expertise in calculating deferred income taxes in the international jurisdictions in which we operate;
●	replacing our existing third-party advisor who supported our review of the BITMAIN miner purchase agreement with an advisor who has additional expertise in Bitcoin-related transactions; and

●	developing and implementing enhanced controls related to the review of certain of our third-party advisors with respect to their review of certain complex transactions.

While these remedial actions are designed to correct the material weaknesses, changes to internal control over financial reporting require operation for a sufficient period of time in order for Management to evaluate and test the operating effectiveness. Management will continue to monitor and evaluate the effectiveness of the change for a sufficient period of time prior to concluding that these controls are designed and operating effectively, at which time, the material weaknesses can be considered remediated.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses and the remedial measures described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive, Officers and Corporate Governance

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

We also have insider trading policies and procedures that govern the purchase, sale, and other dispositions of our securities by directors, officers, and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report as Exhibit 19.1.

The remaining information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated by reference.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, and is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, and is incorporated by reference.

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

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1†#	Business Combination Agreement, dated as of February 6, 2023, by and among New Hut, USBTC and Hut 8.	S-4	2.1	11/07/2023
3.1	Amended and Restated Certificate of Incorporation of Hut 8 Corp.	8-K	3.1	12/01/2023
3.2	Amended and Restated Bylaws of Hut 8 Corp.	8-K	3.2	12/01/2023
4.1	Description of Securities.	10-KT	4.1	03/28/2024
10.1	Form of Indemnification Agreement of Hut 8 Corp.	S-4	10.1	11/07/2023
10.2*	Hut 8 Corp. 2023 Omnibus Incentive Plan.	10-Q	10.2	12/19/2023
10.3*	Hut 8 Corp. Rollover Option Plan.	10-Q	10.3	12/19/2023
10.4*	Hut 8 Mining Corp. Omnibus Long-Term Incentive Plan.	10-Q	10.4	12/19/2023
10.5*	Employment Agreement, dated November 30, 2023, by and among Asher Genoot, Hut 8 Corp. and Hut 8 Mining Corp.	10-Q	10.6	12/19/2023
10.6*	Employment Agreement, dated November 30, 2023, by and among Michael Ho, Hut 8 Corp. and Hut 8 Mining Corp.	10-Q	10.7	12/19/2023
10.7#*	Employment Agreement, dated as of July 25, 2024, by and between Sean Glennan and Hut 8 Corp.	10-Q	10.2	11/13/2024
10.8#*	Employment Agreement, dated as of May 1, 2024, by and between Victor Semah and Hut 8 Corp.	10-Q	10.3	08/13/2024
10.9#*	Separation Agreement, dated February 12, 2024, by and among Jaime Leverton, Hut 8 Corp. and Hut 8 Mining Corp.	10-KT	10.9	03/28/2024
10.10†	Secured Promissory Note between Compute North Member LLC and TZ Capital Holdings, LLC, dated April 8, 2022.	S-4	10.6	11/07/23
10.11†	First Amendment to the Secured Promissory Note between Compute North Member LLC and TZ Capital Holdings, LLC, dated July 26, 2022.	S-4	10.7	11/07/23
10.12†	Second Amendment to the Secured Promissory Note between Compute North Member LLC, TZ Capital Holdings, LLC and US Data King Mountain LLC, dated December 6, 2022.	S-4	10.8	11/07/23
10.13†#	Debt Repayment Agreement, dated as of September 27, 2024, by and among Hut 8 Corp., U.S. Data Mining Group, Inc. (d/b/a U.S. Bitcoin Corp.), US Data Guardian LLC, U.S. Data Technologies Group Ltd. and Anchorage Lending CA, LLC	8-K	10.1	10/01/2024

10.14#	Second Amended and Restated Credit Agreement dated as of June 17, 2024 between Hut 8 Mining Corp. and Coinbase Credit, Inc.	8-K	10.1	06/24/2024
10.15	Convertible Note Purchase Agreement, dated June 21, 2024, by and between Hut 8 Corp., Coatue Tactical Solutions Lending Holdings AIV 3 LP, and Hut 8 Mining Corp.	8-K	10.1	06/24/2024
10.16#	Registration Rights Agreement, dated December 4, 2024, between Hut 8 Corp. and Coatue Tactical Solutions Lending Holdings AIV 3 LP.	8-K	1.2	12/04/2024
10.17#	Controlled Equity OfferingSM Sales Agreement, dated December 4, 2024, among the Company and Cantor Fitzgerald & Co., Keefe, Bruyette & Woods, Inc., The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Craig-Hallum Capital Group LLC, Maxim Group LLC, Needham & Company, LLC, Roth Capital Partners, LLC, Cantor Fitzgerald Canada Corporation, Stifel Nicolaus Canada Inc. and Canaccord Genuity Corp.	8-K	1.1	12/04/2024
10.18†#	Limited Liability Company Agreement of TZRC LLC, as amended.	S-4	10.18	11/07/2023
19.1	Insider Trading Policy.
21.1	List of Subsidiaries.
23.1	Consent of Raymond Chabot Grant Thornton LLP.
23.2	Consent of RSM US LLP.
31.1	Certification of Principal Executive Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.	10-KT	97.1	03/28/2024
101	Inline Interactive Data File.
104	Cover Page Interactive Data File.
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

Dated: March 3, 2025	HUT 8 CORP.

	By:	/s/ Asher Genoot
Asher Genoot
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of March 3, 2025.

Signature	Title

/s/ Asher Genoot	Chief Executive Officer and Director (Principal Executive Officer)
Asher Genoot

/s/ Sean Glennan	Chief Financial Officer (Principal Financial and Accounting Officer)
Sean Glennan

/s/ Michael Ho	Chief Strategy Officer and Director
Michael Ho

/s/ William Tai	Chairperson
William Tai

/s/ Joseph Flinn	Director
Joseph Flinn

/s/ E. Stanley O’Neal	Director
E. Stanley O’Neal

/s/ Carl J. (Rick) Rickertsen	Director
Carl J. (Rick) Rickertsen

/s/ Mayo A. Shattuck III	Director
Mayo A. Shattuck III

/s/ Amy Wilkinson	Director
Amy Wilkinson