Form 10-Q
period 2025-03-31
Hut 8 Corp.
filed 2025-05-08
CIK 1964789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

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

As of May 7, 2025, the registrant had 104,220,084 shares of its common stock outstanding.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions, that, if proven incorrect or do not materialize, could cause our results to differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements generally are identified by the words “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those described in Part I, Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) and in Part II, Item 1A, “Risk Factors” of this Quarterly Report. Except as required by law, we do not assume any obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in USD thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash	$108,382	$85,044
Restricted cash	592	591
Accounts receivable, net	4,458	6,989
Deposits and prepaid expenses	53,594	52,679
Derivative asset	21,397	18,076
Digital assets – pledged for miner purchase	79,893	92,389
Income taxes receivable	833	1,073
Total current assets	269,149	256,841

Non-current assets
Digital assets – held in custody	597,743	525,235
Digital assets – pledged as collateral	169,608	331,876
Property and equipment, net	353,145	221,681
Operating lease right-of-use asset	20,212	20,593
Deposits and prepaid expenses	5,773	7,886
Investment in unconsolidated joint venture	83,380	82,015
Other investments	6,378	6,378
Intangible assets, net	13,326	13,273
Goodwill	53,169	53,082
Total non-current assets	1,302,734	1,262,019
Total assets	$1,571,883	$1,518,860

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$32,264	$41,786
Miner purchase liability	100,910	15,096
Deferred revenue	4,562	6,199
Operating lease liability, current portion	2,770	2,689
Finance lease liability, current portion	6,850	4,783
Derivative liability	896	18,437
Loans, notes payable, and other financial liabilities, current portion	64,983	64,965
Total current liabilities	213,235	153,955

Non-current liabilities
Operating lease liability, less current portion	18,175	18,675
Finance lease liability, less current portion	17,709	18,917
Loans, notes payable, and other financial liabilities, less current portion	244,374	235,620
Deferred tax liabilities	90,695	111,114
Total non-current liabilities	370,953	384,326
Total liabilities	584,188	538,281

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 104,150,510 and 99,478,012 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,042	995
Additional paid-in capital	905,576	789,597
Retained earnings (accumulated deficit)	97,741	231,630
Accumulated other comprehensive (loss) income	(44,365)	(45,553)
Total Hut 8 Corp. stockholders’ equity	959,994	976,669
Non-controlling interests	27,701	3,910
Total stockholders’ equity	987,695	980,579
Total liabilities and stockholders’ equity	$1,571,883	$1,518,860

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(in USD thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Power	$4,380	$9,938
Digital Infrastructure	1,317	5,844
Compute	16,118	32,138
Other	—	3,821
Total revenue	21,815	51,741

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	3,628	3,633
Cost of revenue – Digital Infrastructure	1,559	4,629
Cost of revenue – Compute	13,472	17,686
Cost of revenue – Other	—	2,199
Total cost of revenue	18,659	28,147

Operating expenses (income):
Depreciation and amortization	14,899	11,472
General and administrative expenses	21,059	19,999
Losses (gains) on digital assets	112,394	(274,574)
Loss (gain) on sale of property and equipment	2,454	(190)
Total operating expenses (income)	150,806	(243,293)
Operating (loss) income	(147,650)	266,887

Other income (expense):
Foreign exchange gain (loss)	9	(2,399)
Interest expense	(7,469)	(6,281)
Asset contribution costs	(22,780)	—
Gain on derivatives	20,862	—
Gain on other financial liability	1,139	—
Equity in earnings of unconsolidated joint venture	1,365	4,522
Total other expense	(6,874)	(4,158)

(Loss) income from continuing operations before taxes	(154,524)	262,729

Income tax benefit (provision)	20,205	(4,396)

Net (loss) income from continuing operations	$(134,319)	$258,333

Loss from discontinued operations (net of income tax benefit of nil and nil, respectively)	—	(7,626)

Net (loss) income	(134,319)	250,707

Less: Net loss attributable to non-controlling interests	430	169
Net (loss) income attributable to Hut 8 Corp.	$(133,889)	$250,876

Net (loss) income per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp.	$(1.30)	$2.90
Diluted from continuing operations attributable to Hut 8 Corp.	$(1.30)	$2.76

Weighted average number of shares of common stock outstanding:
Basic	102,854,747	89,149,845
Diluted	102,854,747	93,696,683

Net (loss) income	$(134,319)	$250,707
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,187	(11,074)
Total comprehensive (loss) income	(133,132)	239,633
Less: Comprehensive loss attributable to non-controlling interest	431	134
Comprehensive loss (income) attributable to Hut 8 Corp.	$(132,701)	$239,767

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in USD thousands, except share and per share data)

Three Months Ended March 31, 2024

				(Accumulated
			Additional	Deficit)		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Non-controlling	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Income	Equity
Balance, December 31, 2023	88,962,964	$889	$576,241	$(100,252)	$—	$10,761	$487,639
Issuance of common stock – stock option exercises	341,013	3	129	—	—	—	132
Issuance of common stock – restricted stock unit settlements	148,842	2	(2)	—	—	—	—
Issuance of common stock – restricted stock unit settlements, net of withholding taxes	4,046	—	(30)	—	—	—	(30)
Acquisition of subsidiary with non-controlling ownership interests	—	—	—	—	8,743	—	8,743
Stock-based compensation	—	—	4,474	—	—	—	4,474
Foreign currency translation adjustments	—	—	—	—	35	(11,109)	(11,074)
Net income	—	—	—	250,876	—	—	250,876
Net loss attributable to non-controlling interest	—	—	—	—	(169)	—	(169)
Balance, March 31, 2024	89,456,865	$894	$580,812	$150,624	$8,609	$(348)	$740,591

Three Months Ended March 31, 2025

				(Accumulated
			Additional	Deficit)		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Non-controlling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Interests	Income (Loss)	Equity
Balance, December 31, 2024	99,478,012	$995	$789,597	$231,630	$3,910	$(45,553)	$980,579
Issuance of common stock – at-the-market offering, net of issuance costs	4,205,019	42	111,969	—	—	—	112,011
Issuance of common stock – stock option exercises	327,204	3	124	—	—	—	127
Issuance of common stock – restricted stock unit settlements	140,275	2	(2)	—	—	—	—
Stock-based compensation	—	—	3,793	—	—	—	3,793
Issuance of warrants by subsidiary	—	—	1,449	—	—	—	1,449
Non-controlling interest in American Bitcoin Corp.	—	—	(1,354)	—	24,222	—	22,868
Foreign currency translation adjustments	—	—	—	—	(1)	1,188	1,187
Net loss	—	—	—	(133,889)	—	—	(133,889)
Net loss attributable to non-controlling interest	—	—	—	—	(430)	—	(430)
Balance, March 31, 2025	104,150,510	$1,042	$905,576	$97,741	$27,701	$(44,365)	$987,695

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in USD thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net (loss) income	$(134,319)	$250,707
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,899	11,472
Amortization of operating right-of-use assets	609	312
Non-cash lease expense	611	407
Stock-based compensation	3,793	4,474
Equity in earnings of unconsolidated joint venture	(1,365)	(4,522)
Distributions of earnings from unconsolidated joint venture	—	11,000
Bitcoin mining revenue	(12,338)	(30,357)
Hosting revenue earned in Bitcoin	—	(1,814)
Losses (gains) on digital assets	112,394	(274,574)
Deferred tax assets and liabilities	(20,443)	2,272
Foreign exchange (gain) loss	(9)	2,399
Amortization of debt discount	144	1,513
Loss (gain) on sale of property and equipment	2,454	(190)
Gain on derivatives	(20,862)	—
Gain on other financial liability	(1,139)	—
Paid-in-kind interest expense	6,268	3,063
Loss on discontinued operations	—	7,626
Asset contribution costs	22,780	—
Changes in assets and liabilities:
Accounts receivable, net	2,625	(1,453)
Deposits and prepaid expenses	1,243	(16)
Equipment held for sale	—	1,954
Income taxes receivable	240	—
Income taxes payable	—	2,168
Accounts payable and accrued expenses	(8,540)	(9,945)
Deferred revenue	(1,636)	(1,557)
Operating lease liabilities	(1,258)	(699)
Deposit liability	—	(583)
Net cash used in operating activities	(33,849)	(26,343)

Investing activities
Proceeds from sale of digital assets	3,433	37,912
Purchases of property and equipment	(63,336)	(13,470)
Proceeds from sale of property and equipment	2,563	4,209
Additions to intangible assets	(896)	—
Cash paid to acquire investment in Ionic	—	(6,378)
Cash acquired on Far North JV acquisition	—	1,052
Net cash (used in) provided by investing activities	(58,236)	23,325

Financing activities
Proceeds from loans payable	—	14,849
Repayments of loans payable	—	(29,419)
Principal payments on finance lease	(119)	(179)
Payment of withholding tax on vesting of restricted stock units	—	(30)
Proceeds from the issuance of common stock – stock option exercises	127	132
Proceeds from the issuance of common stock – at-the-market offering, net of issuance costs	112,011	—
Proceeds from other financial liability	3,500	—
Net cash provided by (used in) financing activities	115,519	(14,647)

Effect of exchange rate changes on cash, and restricted cash	(95)	(1,118)
Net increase (decrease) in cash	23,339	(18,783)
Cash, beginning of period	85,635	30,957
Cash, and restricted cash, end of period	$108,974	$12,174

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(in USD thousands)

	Three Months Ended
	March 31,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$1,776	$1,679
Cash paid for income taxes	$—	$—

Non-cash transactions
Right-of-use assets obtained in exchange for operating lease liabilities	$212	$—
Mining revenue in accounts receivable, net	$—	$424
Property and equipment in accounts payable and accrued expenses	$85,814	$—
Net loss attributable to non-controlling interests	$(430)	$(169)
Assets acquired net of liabilities assumed on Far North JV acquisition, net of cash	$—	$7,691
Additional plant and equipment assumed after sale leaseback agreement	$—	$832
Issuance of common stock - restricted stock unit settlements	$2	$2
Cash injected into Far North JV from wholly-owned subsidiary	$—	$2,700
Issuance of warrants by subsidiary as finance lease payments	$1,449	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

Nature of operations and corporate information

Hut 8 Corp. (together with its subsidiaries, the “Company,” “Hut 8,” “we,” “us,” or “our”) is an energy infrastructure platform that integrates Power, Digital Infrastructure, and Compute at scale to fuel next-generation, energy-intensive use cases such as Bitcoin mining and high-performance computing (“HPC”) across North America. The Company was incorporated in Delaware in January 2023. The Company acquires, designs, builds, manages, and operates data centers that power these energy-intensive workloads. As of March 31, 2025, the Company’s total energy capacity under management was 1,020 MW across fifteen sites: 665 MW across five Bitcoin mining sites in North America, 310 MW across four natural gas power generation facilities in Canada, 3 MW across five cloud and colocation data centers in Canada, and 42 MW at a non-operational site in Canada.

Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements

Basis of presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all the information and footnotes required by GAAP for complete financial statements. As such, the information included in this Quarterly Report should be read in conjunction with the Company’s Consolidated Financial statements for the year ended December 31, 2024, and related notes thereto, included in the Annual Report.

Interim results are not necessarily indicative of results for a full year.

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

Unconsolidated investments in which the Company does not have a controlling interest but does have significant influence are accounted for as equity method investments, with earnings recorded in other income (expense). These investments are included in long-term assets and the Company’s proportionate share of income or loss is included in other income (expense).

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company believes that the reclassifications did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements and related disclosures. The impact on any prior period disclosures was immaterial.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its Unaudited Condensed Consolidated Financial Statements and ensures that there are proper controls in place to ascertain that the Company’s Unaudited Condensed Consolidated Financial Statements properly reflect the change.

In January 2025, the Financial Accounting Standards Board (“FASB”) issued Update ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2025-01 was issued to clarify the effective date for Update ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities to provide additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization related to oil-and-gas producing activities. ASU 2024-03 is effective for the first annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of adopting the standard.

In October 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance transparency in income tax reporting. ASU 2023-09 requires public business entities to disclose more detailed information about the nature and composition of deferred tax assets and liabilities, including the impact of tax law changes on current taxes payable. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of adopting the standard.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s Unaudited Condensed Consolidated Financial Statements include estimates associated with revenue recognition, determining the useful lives and recoverability of long-lived assets, impairment analysis of finite-lived intangibles, goodwill and digital assets, stock-based compensation, and current and deferred income tax assets (including the associated valuation allowance) and liabilities.

Accounts receivable

Accounts receivable consists of amounts due from the Company’s Power, Digital Infrastructure, and Compute customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased.

Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses are recorded in General and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Based on the Company’s current and historical collection experience, management recorded allowances for doubtful accounts of $0.2 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2025 and December 31, 2024:

	Fair value measured at March 31, 2025
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	March 31,	active markets	inputs	inputs
(in USD thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Digital assets	$847,244	$847,244	$—	$—
Covered call options	(896)	—	(896)	—
Separated embedded derivative from convertible note	—	—	—	—
Bitcoin redemption option	21,397	—	21,397	—
Other financial liability	(2,361)	—	—	(2,361)

	Fair value measured at December 31, 2024
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
(in USD thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Digital assets	$949,500	$949,500	$—	$—
Covered call options	(18,437)	—	(18,437)	—
Separated embedded derivative from convertible note	—	—	—	—
Bitcoin redemption option	18,076	—	—	18,076

In determining the fair value of its digital assets, the Company is able to cite quoted prices as determined by the Company’s principal market, which is the Coinbase exchange. As such, the Company’s digital assets were determined to be Level 1 assets. See Digital assets below for a description of the Company’s digital asset accounting policy.

In estimating the fair value of its covered call options, the Company uses the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the options. The expected term of the options is the contractual term of the options given the options can only be exercised on their expiry date (i.e., European-style options). The Company previously used the Black-Scholes pricing model and reflected the observable forward price of the underlying asset in the estimation of fair value but now uses the Black model as the forward price of the underlying asset is a direct input of the Black model. The Company determined that the covered call options are Level 2 liabilities given all inputs are observable, but the options themselves are not traded in an active market.

The Company estimates the fair value of its separated embedded derivative from convertible note, namely from the Company’s Coatue Note, using the partial differential equation model (“PDE Model”), which includes several inputs and assumptions including the Company’s common stock price at the time of valuation, the implied volatility of the Company’s common stock matching the moneyness of the conversion option, the risk-free interest rate curve, and the instrument’s estimated credit spread. In addition, management’s assumption of the probability of occurrence of the separated embedded derivative from the convertible note’s trigger event is a significant unobservable input. For quantitative disclosure on the inputs used to estimate the fair value of the Company’s separated embedded derivative from convertible note, see Note 11. Derivatives. The Company determined that the separated embedded derivative from convertible note is a Level 3 liability given significant unobservable inputs are included in its valuation.

The Company estimates the fair value of its Bitcoin redemption option using the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the redemption option. The Company previously used the Black-Scholes pricing model and reflected the observable forward price of the underlying asset in the estimation of fair value but now uses the Black model as the forward price of the underlying asset is a direct input of the Black model. In addition, management’s assumption of the start of the redemption period, triggered by a shipment date of purchased property and equipment, was previously a significant unobservable input that has now resolved and is no longer a significant unobservable input. The Company previously determined that the Bitcoin redemption option was a Level 3 liability given a significant unobservable input was included in its valuation. As a result of the resolution of the previously significant unobservable input, the Company transferred the Bitcoin redemption option out of Level 3 into Level 2 during the three months ended March 31, 2025.

See Derivatives below for a description of the Company’s derivative instrument accounting policy.

The Company estimated the fair value of its other financial liability using the Probability-Weighted Expected Return Method (“PWERM”), which includes significant unobservable inputs, including the instrument’s estimated credit spread, and as a result, the Company determined that the other financial liability is a Level 3 liability. For quantitative disclosure on the inputs used to estimate the fair value of the Company’s other financial liability, see Note 10. Loans, notes payable, and other financial liabilities. See Other Financial liability for a description of the Company’s other financial liability accounting policy.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s non-financial assets, including goodwill, intangible assets, operating lease right-of-use assets, and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. The Company had nil impairment from its continuing operations related to its non-financial assets and liabilities measured on a non-recurring basis during the three months ended March 31, 2025 and March 31, 2024, respectively. The Company had nil impairment on its discontinued operations related to the Drumheller site’s non-financial assets and liabilities measured on a non-recurring basis during the three months ended March 31, 2025. The Company recognized approximately $6.1 million of impairment losses from its discontinued operations during the three months ended March 31, 2024. See the Impairment of long-lived assets and goodwill accounting policy below, as well as Note 4. Discontinued operations for further discussion.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of loans and notes payable and other long-term liabilities approximate fair value as the related interest rates approximate rates currently available to the Company except for the Company’s convertible note. See Derivatives and Convertible instruments below for a description of the Company’s derivative instrument accounting policy and convertible instrument accounting policy, respectively, and Note 10. Loans, notes payable, and other financial liabilities for disclosure on the Company’s convertible note.

Impairment of long-lived assets and goodwill

The Company reviews long-lived assets and goodwill for impairment at least annually, or more frequently whenever events or changes in circumstances indicate that the carrying value of such assets (or asset groups) may not be fully recoverable. The asset (or asset group) to be held and used that is subject to impairment review represents the lowest level of identifiable cash flows that is largely independent of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered unrecoverable, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Factors the Company considers that could trigger an impairment include, but are not limited to, the following: significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, and significant technological changes that could render the asset (or asset group) obsolete. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded as cost and expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For the three months ended March 31, 2025 and March 31, 2024, there was nil impairment from continuing operations. For the discontinued operations, there were nil and $6.1 million of impairment losses pertaining to the Company’s asset groups for the three months ended March 31, 2025 and March 31, 2024, respectively.

Derivatives

The Company accounts for the derivative contracts it enters into and the separated embedded derivative from the convertible note as follows:

Bitcoin redemption option

The Company has entered into an agreement to purchase plant and equipment that includes a pledge of Bitcoin and a right to redeem the pledged Bitcoin for a certain period after the redemption period starts. The redemption period starts when the purchased plant and equipment is shipped. The amount of Bitcoin that can be redeemed is pro-rata of the percentage of plant and equipment shipped. This Bitcoin redemption option does not qualify as an accounting hedge under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Company carries the Bitcoin redemption option at fair value and any gains or losses are recognized in profit or loss, respectively.

Covered call options

From time to time, the Company has sold options on Bitcoin that it owns (the “covered call options”) to generate cash flows on a portion of its Bitcoin held. These options do not qualify as accounting hedges under ASC 815. Accordingly, the Company carries the covered call options at fair value and any gains or losses are recognized in profit or loss, respectively.

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

Other financial liability

The Company carries its other financial liability at fair value in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and any gains or losses are recognized in profit or loss, respectively.

Net (loss) income per share attributable to common stockholders

As of periods beginning on or after July 1, 2023, the Company no longer had participating securities other than common stock. As such, the Company no longer was required to calculate earnings per share under the two-class method. Basic net (loss) income per share of common stock from continuing operations attributable to the Company and basic net loss per share of common stock from discontinued operations attributable to the Company are computed by dividing net (loss) income from continuing operations attributable to the Company adjusted for the impact of subsidiary warrants exercisable for little or no cash consideration (“Penny Warrant(s)”) issued by a consolidated subsidiary and net loss from discontinued operations attributable to the Company, respectively, by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share of common stock from continuing operations attributable to the Company is computed by giving effect to all potentially dilutive shares of common stock, including stock options, restricted stock units, deferred stock units, performance stock units, and common stock purchase warrants to the extent dilutive under the treasury-stock method, and potential shares of common stock issuable upon conversion of the Company’s convertible note under the if-converted method. Under the if-converted method, net (loss) income from continuing operations attributable to the Company is adjusted by the effect, net of tax, of potentially dilutive shares computed under this method. Contingently issuable shares whose issuance is contingent upon the satisfaction of certain conditions are considered outstanding and included in the computation of diluted net (loss) income per share of common stock from continuing operations attributable to the Company if all necessary conditions have been satisfied by the end of the period or if the end of the period is deemed the end of the contingently issuable shares’ contingency period. In computing potentially dilutive shares of common stock, each class of shares is applied to basic net (loss) income per share of common stock from continuing operations attributable to the Company on a most to least dilutive basis until a particular class no longer produces further dilution, if applicable. Diluted net loss per share of common stock from discontinued operations attributable to the Company is computed by using the same denominator used to calculate diluted net (loss) income per share of common stock from continuing operations attributable to the Company, as previously noted.

Note 3. Acquisition of American Bitcoin Corp.

On March 31, 2025, a wholly owned subsidiary of the Company contributed substantially all of the Company’s ASIC miners to American Data Centers Inc. in exchange for an 80% interest in American Data Centers Inc. In connection with the transaction, American Data Centers Inc. was subsequently renamed as American Bitcoin Corp. (“American Bitcoin”). The transaction does not meet the business combination criteria under FASB ASC Topic 805, Business Combinations. The net book value of the assets contributed to American Bitcoin was $121.1 million. The Company recorded a non-cash asset contribution expense of $22.8 million related to the non-controlling interest portion of the ASIC miners that were contributed. The Company incurred $1.3 million in transaction costs related to the transaction.

Note 4. Discontinued Operations

On March 4, 2024, the Company announced the closure of its Drumheller, Alberta mining site after analysis of the Company’s operations. It was determined that the profitability of the Drumheller site had been impacted significantly by various factors, including elevated energy costs and underlying voltage issues. The Company maintains its lease at the site and will consider re-energizing the site if market conditions improve.

The table below outlines the results of discontinued operations:

	Three Months Ended
	March 31,
(in USD thousands)	2025	2024
Revenue:
Compute	$—	$979

Cost of revenue (exclusive of depreciation and amortization shown below):
Compute	—	2,349

Operating expenses:
Depreciation and amortization	—	169
General and administrative expenses	—	22
Impairment of long-lived assets	—	6,065
Total operating expenses	—	6,256

Loss from discontinued operations before taxes	—	(7,626)

Income tax benefit	—	—

Net loss	$—	$(7,626)

	Three Months Ended
Cash flows from Discontinued Operations	March 31,
(in USD thousands)	2025	2024
Operating cash flows used in discontinued operations	$—	$(1,392)

Assets and Liabilities of Discontinued Operations	March 31,	December 31,
(in USD thousands)	2025	2024
Assets	$—	$2,320
Liabilities	1,308	1,699

The Company recorded impairment related to the mining equipment and mining infrastructure at its Drumheller site after the decision to cease operations at the site in March 2024.

Note 5. Segment information

The following table presents revenue and cost of revenue for the Company’s reportable segments, reconciled to the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income:

	Three Months Ended
	March 31,
(in USD thousands)	2025	2024
Reportable segment revenue:
Power	$4,380	$9,938
Digital Infrastructure	1,317	5,844
Compute	16,118	32,138
Other	—	4,216
Eliminations	—	(395)
Total segment and consolidated revenue	$21,815	$51,741

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	3,628	3,633
Cost of revenue – Digital Infrastructure	1,559	4,629
Cost of revenue – Compute	13,472	17,686
Cost of revenue – Other	—	2,594
Eliminations	—	(395)
Total segment and consolidated cost of revenue	$18,659	$28,147

Reconciling items:
Depreciation and amortization	(14,899)	(11,472)
General and administrative expenses	(21,059)	(19,999)
(Losses) gains on digital assets	(112,394)	274,574
(Loss) gain on sale of property and equipment	(2,454)	190
Foreign exchange gain (loss)	9	(2,399)
Interest expense	(7,469)	(6,281)
Asset contribution costs	(22,780)	—
Gain on derivatives	20,862	—
Gain on other financial liability	1,139	—
Equity in earnings of unconsolidated joint venture	1,365	4,522
Income tax (provision) benefit	20,205	(4,396)
Net (loss) income from continuing operations	$(134,319)	$258,333

Loss from discontinued operations (net of income tax benefit of nil and nil, respectively)	—	(7,626)

Net (loss) income	(134,319)	250,707

Less: Net loss attributable to non-controlling interest	430	169
Net (loss) income attributable to Hut 8 Corp.	$(133,889)	$250,876

The following table presents summarized information for revenue by geographic area:

	Three Months Ended
	March 31,
(in USD thousands)	2025	2024
Revenue
United States	$13,535	$36,931
Canada	8,280	14,810
Total revenue	$21,815	$51,741

The following table presents summarized information for long-lived assets by geographic area:

	March 31,	December 31,
(in USD thousands)	2025	2024
United States	$295,378	$156,843
Canada	57,767	64,838
Total Long-Lived Assets	$353,145	$221,681

Note 6. Digital assets

The following table presents the changes in carrying amount of digital assets as of March 31, 2024 and March 31, 2025:

(in USD thousands)	Amount
Balance as of December 31, 2023	$388,510
Revenue recognized from Bitcoin mined	31,336
Hosting revenue received in Bitcoin	1,814
Mining revenue earned in prior period received in current period	292
Carrying value of Bitcoin sold	(37,929)
Change in fair value of Bitcoin	274,540
Carrying value of other digital assets sold	(407)
Change in fair value of other digital assets	34
Foreign currency translation adjustments	(9,295)
Balance as of March 31, 2024	$648,895

Number of Bitcoin held as of March 31, 2024	9,102
Cost basis of Bitcoin held as of March 31, 2024	$348,549
Realized gains on the sale of Bitcoin for the 3 months ended March 31, 2024	$4,431

Balance as of December 31, 2024	$949,500
Revenue recognized from Bitcoin mined	12,341
Carrying value of Bitcoin sold	(3,433)
Change in fair value of Bitcoin	(112,392)
Foreign currency translation adjustments	1,228
Balance as of March 31, 2025	$847,244

Number of Bitcoin held as of March 31, 2025	10,264
Number of Bitcoin pledged to BITMAIN as of March 31, 2025	968
Cost basis of Bitcoin held as of March 31, 2025	$453,413
Realized gains on the sale of Bitcoin for the three months ended March 31, 2025	$828

The Company’s digital assets are either held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company’s ownership and pledged as collateral under a borrowing arrangement or in connection with covered call options sold, or held by BITMAIN for the Bitcoin pledged in connection with the BITMAIN Purchase Agreement (as defined below), for miner purchases from them. The details of the digital assets are as follows:

	Amount		Number of digital assets
(in USD thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Current
Bitcoin held in custody	$—	$—	—	—
Other digital assets held in custody	—	—	—	—
Total current digital assets – held in custody	—	—	—	—

Current
Bitcoin pledged for miner purchase	79,893	92,389	968	968
Total current digital assets – pledged for miner purchase	79,893	92,389	968	968

Non-current
Bitcoin held in custody	597,743	525,235	7,241	5,648
Total non-current digital assets – held in custody	$597,743	$525,235	7,241	5,648

Non-current
Bitcoin pledged as collateral	169,608	331,876	2,055	3,555
Total non-current digital assets – pledged as collateral	169,608	331,876	2,055	3,555

Total digital assets	$847,244	$949,500	10,264	10,171

In November 2024, the Company entered into a purchase agreement with BITMAIN to purchase approximately 30,000 BITMAIN Antminer S21+ ASIC miners (as amended, the “BITMAIN Purchase Agreement”). In December 2024, in connection with the BITMAIN Purchase Agreement, the Company completed its Bitcoin pledge by depositing 968 Bitcoin into a segregated wallet with BITMAIN, which remains subject to a three-month redemption right from the shipment date of the purchased ASIC miners, whereby the Company has the option to repurchase, with cash, the pledged Bitcoin at a mutually agreed upon fixed price. If the Company does not exercise this right within the redemption period, BITMAIN will retain full ownership of the pledged Bitcoin as consideration for the purchased ASIC miners.

As of March 31, 2025, the Company had pledged 968 Bitcoin with a fair value of $79.9 million, classified as Digital assets – pledged for miner purchase under current assets on its Unaudited Condensed Consolidated Balance Sheets. A corresponding liability of $100.9 million was recorded under Miner purchase liability under current liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets, reflecting its obligation to either redeem the pledged Bitcoin for cash or put it towards the purchase of ASIC miners by not redeeming the pledged Bitcoin at the end of the redemption period.

In accordance with FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets, the Company assessed the transfer of nonfinancial assets, Bitcoin, under FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Specifically, the Company noted that the Bitcoin pledged to BITMAIN under the BITMAIN Purchase Agreement constitutes a repurchase agreement under ASC 606. As a result, the Bitcoin was not derecognized upon transfer as the Company retains a repurchase option.

Due to the redemption right and the Company’s continued economic exposure to the Bitcoin, the pledged Bitcoin is separately classified as Digital assets – pledged for miner purchase on the Unaudited Condensed Consolidated Balance Sheets, which represents restricted Bitcoin.

The Company recorded a Bitcoin redemption right derivative asset with an initial fair value of $15.1 million. See Note 11. Derivatives for further information on this derivative asset.

Note 7. Property and equipment, net

The components of property and equipment were as follows:

(in USD thousands)	March 31, 2025	December 31, 2024
Mining infrastructure	$47,903	$41,308
Miners and mining equipment	155,908	77,486
Data center infrastructure	11,161	11,058
Computer and network equipment	8,383	8,025
Right-of-use assets - Finance lease	27,638	26,412
Leasehold improvements	682	680
Land and land improvements	18,468	263
Power plant assets	13,100	13,070
AI GPUs	42,573	39,324
Construction in progress	85,128	55,918
Property and equipment, gross	410,944	273,544
Less: Accumulated depreciation	(57,799)	(51,863)
Property and equipment, net	$353,145	$221,681

Depreciation and amortization expense related to property and equipment was $14.0 million and $10.9 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Louisiana Land Purchase

In February 2025, the Company purchased 592 acres of land in West Feliciana Parish, Louisiana for $18.1 million in cash consideration.

Impairment of long-lived assets

On March 6, 2024, the Company announced the closure of its Drumheller site in Alberta, Canada. The Company further assessed the profitability of the site which indicated that an impairment triggering event had occurred. Accordingly, with the closure of the Drumheller site, the long-lived assets of the site were fully written down. This resulted in a write down of $6.1 million, which is reflected in the Loss from discontinued operations in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2024.

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

Note 8. Deposits and prepaid expenses

The components of deposits and prepaid expenses are as follows:

(in USD thousands)	March 31, 2025	December 31, 2024
Current
Miner purchase option	31,951	31,951
Prepaid insurance	3,298	4,359
Prepaid electricity	3,608	3,885
Deposits for infrastructure purchases	6,373	7,660
Other deposits	8,364	4,824
Total current deposits and prepaid expenses	$53,594	$52,679

Non-current
Deposits related to electricity supply under electricity supply agreement	5,085	7,279
Other	688	607
Total non-current deposits and prepaid expenses	$5,773	$7,886

Total deposits and prepaid expenses	$59,367	$60,565

Note 9. Investment in unconsolidated joint venture

On November 25, 2022, a subsidiary of the Company acquired a 50% membership interest in TZRC LLC (“TZRC”), an early stage operator of vertically integrated digital asset mining and power facilities (the “Acquired Interests”). The transaction closed on December 6, 2022.

The consideration paid by the Company’s subsidiary for the acquisition of the Acquired Interests consisted of $10.0 million of cash and the assumption of a senior secured promissory note (the “TZRC Secured Promissory Note”) with a fair value estimate as of the transaction date of approximately $95.1 million. See Note 10. Loans, notes payable, and other financial liabilities for a discussion of the TZRC Secured Promissory Note.

TZRC is a two-member operating joint venture where both members jointly control the essential areas of the entity’s business. The purpose of TZRC is to develop, construct, install, own, finance, rent, and operate one or more modular data centers located on or near renewable power sources for purposes of digital asset mining. The entity self-mines and provides hosting services. The Company assumed the role of property manager under a property management agreement (“PMA”) to provide day-to-day management and oversight services of TZRC’s data center facilities. The service contract has a term of 10 years and is automatically renewed for successive one-year terms unless either party provides written notice of non-renewal. As property manager, the Company is entitled to approximately $1.5 million per year, subject to downward adjustment based on capacity utilization of TZRC’s data centers. In addition, the PMA allows pass through costs on behalf of the Company, such as payroll and other incidental costs. Pass through costs for the three months ended March 31, 2025 and March 31, 2024 were approximately $0.6 million and $0.4 million, respectively.

The Company accounts for its indirect 50% interest in TZRC using the equity method of accounting. For the three months ended March 31, 2025 and March 31, 2024, the Company recorded its ownership percentage of income of TZRC within Equity in earnings of unconsolidated joint venture in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for nil and $2.8 million of net income, respectively. The carrying value of the Company’s investment in TZRC was $83.4 million and $82.0 million, as of March 31, 2025 and December 31, 2024, respectively, and is included in the Company’s Unaudited Condensed Consolidated Balance Sheets.

A summarized consolidated income statement for TZRC during the three months ended March 31, 2025 and March 31, 2024:

Condensed Consolidated Income Statements
	Three Months Ended
	March 31,
(in USD thousands)	2025	2024
Total revenue, net	$33,913	$41,194
Gross profit	14,833	21,595
Net loss	(756)	5,558
Net loss attributable to investee	(378)	2,779

A summarized consolidated balance sheet for TZRC as of March 31, 2025 and December 31, 2024 follows:

Condensed Consolidated Balance Sheets
	March 31,	December 31,
(in USD thousands)	2025	2024
Cash	$98,448	$87,497
Total current assets	103,450	94,802
Property and equipment, net	82,040	97,519
Total other assets	34,405	34,489
Current liabilities	27,409	32,978
Noncurrent liabilities	13,498	14,087
Members equity	178,988	179,744

Note 10. Loans, notes payable, and other financial liabilities

Details of the Company’s loans, notes payable, and other financial liabilities are as follows:

(in USD thousands)			March 31,	December 31,
Issuance Date	Maturity Date	Interest Rate	2025	2024
TZRC Secured Promissory Note
December 6, 2022	April 8, 2027	15.25%	$87,418	$84,211

Coinbase Credit Facility
June 26, 2023	June 16, 2025	10.50%	65,000	65,000

Coatue Note (convertible note)
June 28, 2024	June 28, 2029	8.00%	156,162	153,100

Other financial liability	(1)	(1)	2,361	—

Total principal balance			310,941	302,311
Less: unamortized discount and deferred financing costs			(1,584)	(1,726)
Total carrying amount			$309,357	$300,585
Less: current portion			64,983	64,965
Long-term portion			$244,374	$235,620

(1) See Other financial liability below for additional information

The following table outlines maturities of our long-term debt, including the current portion, as of March 31, 2025:

(in USD thousands)
Year ending December 31,
2025 (excluding the three months ended March 31, 2025)	$65,000
2026	—
2027	87,418
2028	—
2029	156,162
Thereafter	—
Total	$308,580

During the three months ended March 31, 2025 and March 31, 2024, total principal payments of the Company’s debt, exclusive of debt extinguishment were nil and $29.4 million, respectively. During the three months ended March 31, 2025 and March 31, 2024, the Company recorded amortization of debt issuance costs, included in interest expense, of $0.1 million and $1.5 million, respectively. During the three months ended March 31, 2025 and March 31, 2024, interest expense was $6.8 million and $6.3 million, respectively.

The Company accounts for all of its loans and notes payable in accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options (“ASC 470”), ASC 815, and ASC 480. The Company evaluated all of its loans and notes payable to determine if there were any embedded components that qualified as derivatives to be separately accounted for.

TZRC Secured Promissory Note

A subsidiary of the Company assumed the TZRC Secured Promissory Note with an estimated fair value amount as of the date of investment of approximately $95.1 million as part of the consideration paid to acquire an equity membership interest in TZRC. The estimated fair value represents a discount of approximately $1.7 million from the carryover basis of the TZRC Secured Promissory Note. The discount is being amortized over the term of the TZRC Secured Promissory Note into interest expense.

The stated interest on the TZRC Secured Promissory Note accrues at a rate per annum equal to the lesser of (a) a varying rate per annum equal to the sum of (i) the prime rate as published in The Wall Street Journal, plus (ii) 12.0% per annum, (b) 15.25% per annum and (c) the maximum rate of non-usurious interest permitted by law. The Company’s subsidiary has the option to defer the interest until maturity of the note under a paid-in-kind (“PIK”) payment option. The Company’s subsidiary elected to apply the PIK payment option. Accordingly, interest increases the principal amount of the TZRC Secured Promissory Note. PIK interest is payable upon maturity of the note in April 2027, unless or until any portion or all of the TZRC Secured Promissory Note is prepaid under the prepayment option discussed below. The Company’s subsidiary is also subject to post-default interest of an additional 2% upon occurrence of an event of default. The higher interest rate applies from the date of non-payment until such amount is paid in full. As of March 31, 2025 and December 31, 2024, the interest rate on the TZRC Secured Promissory Note was 15.25%.

The Company’s subsidiary has the option to prepay the TZRC Secured Promissory Note in whole or in part without premium or penalty. There are no required minimum monthly payments. When distributions are made from TZRC to the Company’s subsidiary, the Company uses 100% of those funds to immediately pay down the TZRC Secured Promissory Note. Any prepayment would be accompanied by all accrued and unpaid interest on the principal amount prepaid. The TZRC Secured Promissory Note is secured by a first priority security interest in the Company’s membership interest in TZRC. The Company is not a guarantor of the TZRC Secured Promissory Note, and there is no recourse to the Company.

As of March 31, 2025, approximately $87.4 million in principal and PIK interest, exclusive of a $0.8 million discount, was outstanding under the TZRC Secured Promissory Note, with payment of principal and PIK interest due upon the first to occur of (a) the date that is five years from origination on April 8, 2022, (b) the date of any event of dissolution of TZRC, and (c) the date of the closing of certain events specified in TZRC’s governing documents.

Coinbase credit facility

A subsidiary of the Company is party to a credit facility with Coinbase Credit, Inc. (“Coinbase”). The original credit facility was established on June 26, 2023 (the “Original Credit Facility”) and was amended and restated on each of January 12, 2024 and June 17, 2024. The Original Credit Facility provided for an interest rate of 5.0% plus the greater of (i) the US Federal Funds Target Rate – Upper Bound and (ii) 3.25%. The Original Credit Facility provided for up to $50.0 million in loans pursuant to drawdowns made available in three tranches: $15.0 million available from loan inception to 15 business days thereafter, $20.0 million available starting 30 calendar days after loan inception to 15 business days thereafter, and $15.0 million available the day after November 30, 2023 and 15 business days thereafter. On or prior to a drawdown, the Company’s subsidiary was required to pledge, as collateral, Bitcoin with a custodian, Coinbase Custody Trust Company, LLC, to be held in a segregated custody account under the Company subsidiary’s ownership, such that the loan-to-value (“LTV”) ratio of principal outstanding amount of the loan and the fair value of collateral is equal to or less than 60%. If the value of the collateral under the credit facility decreased past a specified margin, the Company’s subsidiary may have been required to post additional Bitcoin as collateral.

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

On June 17, 2024, the Company entered into a second amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with Coinbase. The Second Amended and Restated Credit Agreement extends the final maturity date to June 16, 2025, modifies the LTV thresholds for a margin call, margin release or breach of the Second Amended and Restated Credit Agreement, and modifies the interest rate to a rate equal to (a) the greater of (x) the federal funds rate on the date of the applicable borrowing and (y) 3.25%, plus (b) 6.0%. Under the terms of the Second Amended and Restated Credit Agreement there is no guaranty by the Company of its subsidiary’s obligations. The Second Amended and Restated Credit Agreement also removes the right for Coinbase to deliver a partial repayment notice to Company if the Prevailing Market Value is less than the higher of (x) $25,000 and (y) 60% of the Prevailing Market Value on the effective date of the First Amended and Restated Credit Agreement.

As of March 31, 2025, the Company has $65.0 million outstanding with Coinbase under the Second Amended and Restated Credit Agreement, exclusive of deferred financing costs of $0.02 million.

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

The remaining debt host contract is discounted by the initial fair value of the separated embedded derivative from convertible note of nil and is offset by issuance costs. The debt host contract of the convertible note is subsequently measured at amortized cost, and the debt discount and issuance costs are amortized to interest expense over the expected term of the host contract using the effective interest method. The convertible note has an effective interest rate of 8.23% and its contractual interest expense was $3.1 million for the three months ended March 31, 2025. The amortization of debt discount and issuance costs for the three months ended March 31, 2025 was $0.03 million. The convertible note had an outstanding principal amount of $156.2 million inclusive of PIK interest accrued, unamortized debt discount and issuance costs of $0.8 million, net carrying amount of $155.4 million, and fair value of $154.5 million. The fair value of the convertible note is estimated using the same method and inputs as the separated embedded derivative from convertible note as disclosed in Note 11. Derivatives. The Company determined that the convertible note is a Level 3 liability given an unobservable input is included in its valuation. The separated embedded derivative from convertible note was initially recorded at nil. See Note 11. Derivatives for a discussion of the separated embedded derivative from convertible note.

Other financial liability

In February 2025, a consolidated subsidiary of the Company entered into a simple agreement for future equity (“SAFE agreement”) for a purchase amount of $3.5 million with a related party entity controlled by a person related to a member of the issuing subsidiary’s management. Pursuant to the terms of the SAFE agreement, on the closing of equity financing while the SAFE agreement is outstanding, the SAFE agreement will automatically convert into the number of shares of preferred stock of the subsidiary equal to the purchase amount divided by the lowest price per share of the Standard Preferred Stock (as defined in the SAFE agreement). The SAFE agreement was classified as a liability pursuant to ASC 480. The SAFE agreement is subject to revaluation at the end of each reporting period, with changes in its fair value recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

As of March 31, 2025, solely for the purposes of estimating the fair value of the SAFE agreement, the Company estimated an equity conversion probability of 70% within 12 months and a SAFE agreement liquidity event probability of 30% within 36 months. The Company also included the following inputs in estimating the fair value of the SAFE agreement using the PWERM:

March 31, 2025
Risk-free interest rate	3.90% – 4.00%
Credit spread	26.10%

The following table provides a summary of activity and change in fair value of the SAFE agreement (Level 3 liability):

Three Months Ended
(in USD thousands)	March 31, 2025
Balance, beginning of period	$—
Additions	3,500
Change in fair value	(1,139)
Balance, end of period	$2,361

Note 11. Derivatives

The following table presents the Company’s Unaudited Condensed Consolidated Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		March 31, 2025		December 31, 2024
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin redemption option	Derivative asset	$21,397	$—	$18,076	$—
Covered call options	Derivative liability	—	896	—	18,437
Total derivatives		$21,397	$896	$18,076	$18,437

The following table presents the effect of derivatives on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income:

(in USD thousands)		Three Months Ended
Derivative	Statement of Operations Line	March 31, 2025	March 31, 2024
Derivatives not designated as hedging instruments:
Bitcoin redemption option	Gain on derivatives	$3,321	$—
Covered call options	Gain on derivatives	17,541	—
Total derivatives		$20,862	$—

Bitcoin redemption option

During December 2024, the Company pledged approximately 968 Bitcoin with Bitmain Technologies Delaware Limited (together with its affiliates, “BITMAIN”) in connection with a purchase of approximately 30,000 BITMAIN Antminer S21+ ASIC miners. The Company has the option to redeem the pledged Bitcoin at a mutually agreed upon price starting from and for up to three months after the shipment date of the purchased ASIC miners, and loses the right to redeem the pledged Bitcoin should the Company not redeem them by the end of the three month period from the shipment date. The amount of Bitcoin that can be redeemed is pro-rata of the percentage of miners shipped on a compute power (hashrate) basis. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives. The Company previously accounted for this Bitcoin redemption option as a Level 3 derivative asset as of December 31, 2024 due to a significant unobservable input included in the fair value estimate of the Bitcoin redemption option, which was the estimated shipment date of the purchased ASIC miners. During the three months ended March 31, 2025, the shipment date was finalized and therefore was no longer an unobservable input.

The following table provides a summary of activity and change in fair value of the Company’s Bitcoin redemption option (previously a Level 3 derivative asset):

Three Months Ended
(in USD thousands)	March 31, 2025
Balance, beginning of period	$18,076
Transfer out of Level 3 (1)	(18,076)
Balance, end of period	$—

(1) The Bitcoin redemption option was transferred out of Level 3 due to changes in the observability of inputs used in the valuation.

Covered call options

As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives, the Company has sold covered call options on Bitcoin to generate cash flow on a portion of its digital assets. The Company has pledged Bitcoin as collateral with one of its digital asset custodians, in a quantity equal to the notional amount, for these covered call options sold. The collateral is returned to the Company should the covered call options expire with the underlying reference price below their strike price. The covered call options are only exercisable upon the date of expiry, are automatically exercised if the underlying reference price is greater than the strike price of the call option, and are settled with delivery of the underlying Bitcoin. The reference price is the Coinbase exchange Bitcoin price quoted in U.S. dollars at 4:00pm London time for a given date. The covered call options were carried at fair value and were Level 2 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement. During the three months ended March 31, 2025, covered call options on 1,500 Bitcoin notional expired with the underlying reference price below their strike price and the Company recorded a realized gain of $12.1 million.

Separated embedded derivative from convertible note

In June 2024, as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Convertible instruments and Note 10. Loans, notes payable, and other financial liabilities, the Company issued a convertible note with embedded derivatives and separated the Contingent Repurchase Right embedded derivative. The separated embedded derivative from convertible note was separated from its debt host contract and was accounted for as a derivative liability carried at fair value in accordance with ASC 815. As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement, the separated embedded derivative from convertible note is a Level 3 liability. A significant unobservable input included in the fair value estimate of the separated embedded derivative from convertible note is management’s estimate of the Contingent Repurchase Right’s probability of occurrence, which was remote as at inception and March 31, 2025. As such, the initial fair value of the separated embedded derivative from convertible note was nil and the fair value as of March 31, 2025 was nil.

As of March 31, 2025, the Company estimated the fair value of the separated embedded derivative from convertible note using the PDE Model with the following inputs and inputs noted in the paragraph above:

March 31, 2025
Dividend yield	—%
Implied volatility	86.20%
Risk-free interest rate	4.10%
Credit spread	19.40%

The following table provides a summary of activity and change in fair value of the Company’s separated embedded derivative from convertible note (Level 3 derivative liability), and there was no activity during the three months ended March 31, 2024:

Three Months Ended
(in USD thousands)	March 31, 2025
Balance, beginning of period	$—
Balance, end of period	$—

Note 12. Leases

The Company’s operating leases are for its offices, mining facilities, and data centers. The Company’s subsidiaries also have finance leases, which are primarily related to equipment used at its data centers and the power plant located in Iroquois Falls, Ontario. The Company indirectly owns four natural gas power plants in Ontario, Canada, through an 80.1% interest in a joint venture entity, Far North Power Corp. (the “Far North JV”).

The following table shows the right-of-use assets and lease liabilities as of March 31, 2025 and December 31, 2024:

(in USD thousands)	March 31, 2025	December 31, 2024
Right-of-use assets:
Operating leases	$20,212	$20,593
Finance leases	19,680	19,770
Total right-of-use assets	$39,892	$40,363

Lease liabilities:
Operating leases	$20,945	$21,364
Finance leases	24,559	23,700
Total lease liabilities	$45,504	$45,064

A subsidiary of the Company entered into a sale-leaseback transaction with Macquarie as part of the Far North JV transaction. The finance lease related to the power plant in Iroquois Falls, Ontario is secured by the assets that exist at the power plant. As per the stated terms of the finance lease, there is a mandatory prepayment of base rent when there are net cash proceeds in the event of a (1) cash sweep – when there is excess cash in the Far North JV in respect of each fiscal quarter, (2) equity issuance – all net cash proceeds from any equity issuances shall be applied to prepay base rent, (3) disposition of property – all net cash proceeds from the disposition of property shall be applied to prepay base rent, (4) insurance and expropriation – in the event net cash proceeds are received from the expropriation of its property or assets, or insurance policies in respect of its property or assets, and are greater than a certain insurance threshold, it shall be applied to prepay base rent, and (5) harmonized sales tax (consumption tax in Canada) refunds – all net cash proceeds of any harmonized sales tax refunds shall be applied according to priority payments set forth in the lease agreement and then applied to prepay base rent.

The lease agreement underlying the sale-leaseback transaction, as amended, included lease deferrals at a subsidiary of the Far North JV’s election whereby if a deferral was elected, the Far North JV would issue subsidiary Penny Warrants to the lessor as an additional lease payment. During the three months ended March 31, 2025, the subsidiary of the Far North JV elected to defer lease payments and issued 1,600,000 subsidiary Penny Warrants. See Note 13. Stockholders’ equity for further information on the subsidiary Penny Warrants. Upon elections to defer lease payments, the subsidiary of the Far North JV determined that the contingency upon the non-cash variable lease payments, being the subsidiary Penny Warrants, was resolved. As such, the non-cash variable lease payments were then included as lease payments under the lease and the subsidiary of the Far North JV remeasured the associated lease liability to reflect these lease payments with a corresponding adjustment to the associated right-of-use asset.

The Company’s lease costs are comprised of the following:

	Three Months Ended
(in USD thousands)	March 31, 2025	March 31, 2024
Operating leases
Operating lease cost	$1,203	$667
Variable lease cost	237	262
Operating lease expense	1,440	929
Short-term lease expense	83	26
Total operating lease expense	1,523	955
Finance leases
Amortization of financed assets	1,426	187
Interest on lease obligations	651	22
Total finance lease expense	2,077	209
Total lease expense	$3,600	$1,164

The following table presents supplemental lease information:

	Three Months Ended
(in USD thousands)	March 31, 2025	March 31, 2024
Operating cash outflows – operating leases	$1,234	$699
Operating cash outflows – finance leases	$580	$22
Financing cash outflows – finance leases	$119	$179

Right-of-use assets obtained in exchange for operating lease liabilities	$212	$—
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$25

	Three Months Ended
(in USD thousands)	March 31, 2025	March 31, 2024
Weighted-average remaining lease term – operating leases	8.3	10.8
Weighted-average remaining lease term – finance leases	3.8	4.5
Weighted-average discount rate(1) – operating leases	11.6%	11.2%
Weighted average discount rate – finance leases	10.0%	9.9%

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

The following table presents the Company’s future minimum operating lease payments as of March 31, 2025:

Operating
(in USD thousands)	Leases
Remainder of 2025	$3,850
2026	4,974
2027	4,706
2028	4,353
2029	3,303
Thereafter	12,659
Total undiscounted lease payments	33,845
Less present value discount	(12,900)
Present value of operating lease liabilities	$20,945

The following tables presents the Company’s future minimum finance lease payments as of March 31, 2025:

Finance
(in USD thousands)	Leases
Remainder of 2025	$5,787
2026	8,210
2027	6,568
2028	6,568
2029	2,637
Thereafter	—
Total undiscounted lease payments	29,770
Less present value discount	(5,211)
Present value of finance lease liabilities	$24,559

Note 13. Stockholders’ equity

Authorized shares

The Company’s certificate of incorporation, as amended, authorized 1,000,000,000 shares of common stock, par value of $0.01 per share, and 25,000,000 shares of preferred stock, par value of $0.01 per share.

Common stock

At-the-Market Offering (“2024 ATM”) and Stock Repurchase Programs

On December 4, 2024, the Company entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program, allowing the Company to offer and sell up to $500.0 million of its common stock from time to time. Concurrently, the Company launched a $250.0 million stock repurchase program enabling the Company to repurchase up to 4,683,936 shares of its common stock (representing 5.0% of the Company’s issued and outstanding common stock as of December 4, 2024) within twelve months of launch. During the three months ended March 31, 2025, the Company issued and sold 4,205,019 shares of its common stock under the 2024 ATM for gross proceeds of $113.1 million, incurred issuance costs of $1.1 million, and repurchased nil shares of its common stock under the stock repurchase program.

Common stock warrants

In connection with the business combination of Hut 8 Mining Corp. (“Legacy Hut”) and U.S. Data Mining Group, Inc. (“USBTC”) on November 30, 2023 (the “Business Combination”), warrants to purchase Legacy Hut common shares outstanding immediately before the Business Combination were assumed by the Company. Post-Business Combination, the warrants are entitled to receive, upon exercise, in lieu of Legacy Hut common shares, shares of common stock of the Company at an exchange ratio of 0.2000, rounded down to the nearest whole share at a warrant agreement level if applicable, and at an exercise price of the original exercise price divided by the exchange ratio of 0.2000, rounded up to the nearest whole cent if applicable. The warrants include a net share settlement clause at the discretion of the warrant holder, which may result in a variable number of shares being issued for a fixed price due to the use of a certain volume-weighted average price of shares. The Company accounts for its warrants as equity instruments based on the specific terms of the relevant warrant agreements and has recorded them in additional paid-in capital in equity based on their fair value on the date of assumption. The warrants are valued at inception, upon events such as an exercise, and at subsequent reporting periods if applicable. The classification of the warrants, including whether such instruments should be recorded as liabilities, is reassessed at the end of each reporting period. The fair value of each warrant is estimated on the date of issuance or assumption using the Black-Scholes pricing model.

The warrants assumed in the Business Combination expire on September 17, 2026.

Transactions involving the Company’s equity-classified warrants are summarized as follows:

		Weighted average	Weighted average
	Number of	exercise price	remaining contractual
(in thousands, except share and per share amounts)	shares	(per share)	life (in years)
Outstanding as of December 31, 2024	1,895	$53.45	1.70
Outstanding as of March 31, 2025	1,895	$53.45	1.50

Subsidiary Penny Warrants

During the three months ended March 31, 2025, the Far North JV, a consolidated subsidiary of the Company, issued 1,600,000 Penny Warrants with an exercise price of less than one penny per share. These subsidiary Penny Warrants represent approximately 8% of Far North JV’s common stock outstanding on a non-diluted basis as of March 31, 2025, expire three years from issuance date, and entitle the holder to receive shares of a class of common stock of Far North JV upon exercise. All classes of common stock of Far North JV have equal rights to earnings on a per share basis. The Company accounts for its subsidiary’s Penny Warrants as equity instruments based on the specific terms of the subsidiary Penny Warrant agreements, and has recorded them in additional paid-in capital in equity based on their fair value on issuance. The subsidiary Penny Warrants are valued at inception, upon events such as an exercise, and at subsequent reporting periods if applicable. The classification of the subsidiary Penny Warrants, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period. The fair value of the subsidiary Penny Warrants is estimated on the date of issuance and is approximately equal to the fair value of the shares of a class of common stock underlying the subsidiary Penny Warrants given their exercise price represents little cash consideration.

The subsidiary Penny Warrants were issued in connection with finance lease payment deferral elections by a subsidiary of the Far North JV, and accordingly, the corresponding cost has been capitalized to the associated right-of-use asset in connection with lease remeasurements. The weighted average issuance-date fair value of the subsidiary Penny Warrants was $0.91 per share. See Note 12. Leases for further information on the issuance of the subsidiary Penny Warrants.

Transactions involving the Company’s equity-classified subsidiary Penny Warrants are summarized as follows:

	Number of	Weighted average	Aggregate	Weighted average
	shares of	exercise price	intrinsic	remaining contractual
(in USD thousands, except share and per share amounts)	Far North JV	(per share)	value	life (in years)
Outstanding as of December 31, 2024	—	$—	$—	—
Issued	1,600,000	(1)
Outstanding as of March 31, 2025	1,600,000	$(1)	$1,593	2.8

(1) Represents little cash consideration of less than a penny per share.

Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss), net of tax, is as follows:

	December 31,	Net	March 31,
(in USD thousands)	2024	Change	2025
Foreign currency translation adjustment gain (loss)	$(45,553)	$1,188	$(44,365)
Total	$(45,553)	$1,188	$(44,365)

Note 14. Stock-based compensation

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

As of March 31, 2025, only restricted stock units, deferred stock units, performance stock units, and stock options have been granted under the 2023 Plan.

The Company’s stock-based compensation expense recognized during the three months ended March 31, 2025 and March 31, 2024 is included in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as follows:

	Three Months Ended
	March 31,
(in USD thousands)	2025	2024
Stock options	$180	$949
Restricted stock units	1,293	3,398
Performance stock units	2,320	127
Total stock-based compensation	$3,793	$4,474

Stock options

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model for stock option grants without any market-based vest conditions, and using a Monte Carlo simulation model for stock option grants with any market-based vest condition.

In March 2025, the Company granted 1,000,000 stock options with an exercise price of $15.00 per share under the 2023 Plan with service-based and market-based vest conditions. These stock options vest upon the later of the end each tranche’s service period and the derived service period based on the market-based vest condition per tranche, which is if the Company’s stock price, on a 20-consecutive-day volume-weighted average price basis, reaches a certain price during the period from grant date to approximately three years after grant date. The Company recognizes stock-based compensation expense associated with these stock options on a graded basis over the later of the stock options’ time-based service condition and market-based derived service period per tranche. Stock-based compensation expense associated with stock options with market-based vest conditions is not adjusted in future periods for the success or failure to achieve the specified market conditions. These stock options were modified shortly after their grant date to amend a termination vest clause, and the Company determined that there was no incremental fair value to recognize as additional compensation expense as of the modification date given only a termination vest clause was modified and accordingly no incremental compensation expense was required to be recognized.

The market-based vest conditions of the stock options granted in March 2025 are considered “market conditions” under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), and as such, the Company used a Monte Carlo simulation model to determine the grant-date fair value of stock options with a market condition. The Monte Carlo simulation takes into account the probability that the market condition will be achieved based on predicted stock price paths of the Company in addition to the below assumptions:

Three Months Ended
March 31,
2025
Dividend yield	—%
Expected price volatility	120.00%
Risk-free interest rate	4.05%
Expected term (in years)	6.0

As of March 31, 2025 there were 798,644 unvested service-based options and 1,000,000 unvested service and market-based options.

A summary of stock options for the three months ended March 31, 2025 and March 31, 2024 is as follows:

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2024	2,961,929	$0.53	$59,120	7.7
Granted	1,000,000	15.00
Exercised	(327,204)	0.39	4,182
Forfeited, canceled, or expired	(17,786)	0.39
Outstanding as of March 31, 2025	3,616,939	$4.54	$29,130	7.0
Vested and exercisable as of March 31, 2025	1,818,295	$0.62	$8,931	7.4

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2023	4,513,375	$0.48	$58,150	8.8
Granted	—	—
Exercised	(341,013)	0.39	2,868
Forfeited or canceled	(59,044)	0.39
Outstanding as of March 31, 2024	4,113,318	$0.49	$43,562	8.3
Vested and exercisable as of March 31, 2024	1,817,871	$0.62	$19,115	8.0

The Company had approximately $0.5 million and $9.4 million of total unrecognized compensation expense expected to be recognized over a weighted-average remaining vesting period of approximately 1.1 years and 1.1 years related to stock options under the Hut 8 Corp. Rollover Option Plan and stock options under the 2023 Plan, respectively, as of March 31, 2025.

The grant-date fair value of stock options granted during the three months ended March 31, 2025 was $9.44 per share. No stock options were granted during the three months ended March 31, 2024.

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

For restricted stock units under the 2023 Plan, stock-based compensation expense related to share-settled restricted stock units is based on the fair value of the Company’s common stock on the date of grant. For restricted stock units under the 2018 Plan, the stock-based compensation expense is based on the fair value of the Company’s common stock on the date of the consummation of the Business Combination. The Company recognizes stock-based compensation expense associated with such share-settled restricted stock unit awards on a graded basis over the awards’ service-based vesting tranches. Share-settled restricted stock unit awards generally vest in equal annual installments over a three-year period, at the end of a three-year period, or fully vest by a certain date for non-employee directors (unless accelerated in connection with a change in control event under specified conditions as set forth in the applicable restricted stock unit agreement or otherwise in accordance with provisions of the award’s governing plan or applicable agreement).

The following table presents a summary of the activity of the service-based restricted stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2024	1,141,453	$10.62	$23,388
Granted	101,717	14.12
Vested	(140,275)	8.72	2,235
Forfeited	(87,183)	11.94
Unvested as of March 31, 2025	1,015,712	$11.12	11,803

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2023	1,554,347	$10.36	$20,735
Granted	435,187	8.39
Vested	(156,297)	9.63	1,561
Forfeited	(35,093)	12.11
Unvested as of March 31, 2024	1,798,144	$9.92	$19,852

The Company had approximately $5.4 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan and 2018 Plan that are settleable in shares of common stock of the Company as of March 31, 2025, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.1 years.

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

The following table presents a summary of the activity of the deferred stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Vested and outstanding as of December 31, 2024	73,954	$9.72	$1,515
Vested and outstanding as of March 31, 2025	73,954	9.72	859

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Vested and outstanding as of December 31, 2023	91,804	$9.73	$1,225
Vested and outstanding as of March 31, 2024	91,804	$9.73	$1,014

There was no remaining unrecognized compensation expense related to deferred stock units as of March 31, 2025.

Performance stock units

Performance stock units granted under the 2023 Plan entitle recipients to receive a number of shares of the Company’s common stock based on market and service conditions as per each respective performance stock unit agreement. At the Company’s discretion, performance stock units may be settled in shares of common stock or cash in lieu of settling in shares or a combination of shares of common stock and cash. The Company currently does not intend to settle any performance stock units in cash or in a combination of shares of common stock and cash. During the three months ended March 31, 2025, the Company granted no performance stock units, and during the three months ended March 31, 2024, the Company granted 1,293,626 market-based performance stock units to certain employees, including to its Chief Executive Officer and Chief Strategy Officer.

The performance stock units granted as of March 31, 2025 have market-based and service-based vest conditions. These performance stock units vest approximately three years from grant date and, as set forth in each applicable performance stock unit grant agreement, if the Company’s stock price, on a basis of the highest volume-weighted average stock price of the Company over a 20 consecutive trading day period during a certain measurement period, exceeds the Company’s 20 consecutive trading day volume-weighted average stock price as of a certain date by at least 50% or at least 100% (“VWAP Goal”), then the percentage of performance stock units eligible to vest is 100% or 200% of the number of performance stock units granted, respectively. Any performance stock units that become eligible to vest as per their respective agreements will vest at the end of their required service period. These performance stock units do not have interpolation conditions on the percentage of units that are eligible to vest.

The VWAP Goal is considered a “market condition” under ASC 718, and as such, the Company used a Monte Carlo simulation model to determine the grant-date fair value of performance stock units with a market condition. The Monte Carlo simulation takes into account the probability that the market condition will be achieved based on predicted stock price paths of the Company in addition to the below assumptions for the performance stock units granted during the three months ended March 31, 2024:

Three Months Ended
March 31,
2024
Dividend yield	—%
Expected price volatility	115%
Risk-free interest rate	4.38%
Expected term (in years)	3.0

The Company recognizes stock-based compensation expense associated with performance stock unit awards on a graded basis over the later of the awards’ time-based service condition and market-based derived service period per tranche. Stock-based compensation expense associated with performance stock units is not adjusted in future periods for the success or failure to achieve the specified market conditions.

The following table presents a summary of the activity of the performance stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2024	1,602,609	$17.56	$65,675
Unvested as of March 31, 2025	1,602,609	$17.56	$37,245

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2023	—	$—	$—
Granted	1,293,626	17.94
Unvested as of March 31, 2024	1,293,626	$17.94	$28,563

Subsequent awards

In April 2025, the Company granted 634,662 restricted stock units and performance stock units as follows: (1) 393,964 restricted stock units with service-based vest conditions, (2) 127,890 performance stock units with service-based and performance-based vest conditions that have a potential to vest for approximately 200% of the number of performance stock units granted based on the achievement of certain performance-based vest conditions, (3) 30,465 performance stock units with performance-based vest conditions, and (4) 82,343 performance stock units with service-based and performance-based vest conditions.

Note 15. Net (loss) income per share of common stock

Basic and diluted net (loss) income per share attributable to common stockholders is computed in accordance to Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Net (loss) income per share attributable to common stockholders.

The following table presents potentially dilutive securities that were not included in the computation of diluted net (loss) income per share of common stock as their inclusion would have been anti-dilutive and or their issuance upon satisfying a contingency, if applicable, was not satisfied or deemed satisfied as of period end:

	Three Months Ended
	March 31,
	2025	2024
Stock options	3,616,939	23,000
Restricted stock units	1,015,712	465,313
Deferred stock units	73,954	—
Performance stock units (1)	1,602,609	1,293,626
Warrants	1,895	1,895
Convertible note and separated embedded derivative from convertible note	9,524,977	—
Total	15,836,086	1,783,834

(1) Market-based performance stock units that were outstanding during the three months ended March 31, 2024 were not included in the computation of diluted net (loss) income per share of common stock given their market-based performance conditions were not met if the reporting period end was deemed the end of the awards’ performance measurement period for FASB ASC Topic 260, Earnings Per Share (“ASC 260”) purposes.

The following is a reconciliation of the denominator of the basic and diluted net (loss) income per share of common stock computations for the periods presented:

	Three Months Ended
	March 31,
(in USD thousands, except share and per share amounts)	2025	2024
Numerator:
Net (loss) income attributable to Hut 8 Corp.	$(133,889)	$250,876
Less: loss from discontinued operations (net of income tax benefit of nil and nil, respectively)	—	7,626
Subsidiary Penny Warrant adjustment to net (loss) income from continuing operations attributable to Hut 8 Corp. – basic (1)	90	—
Net (loss) income from continuing operations attributable to Hut 8 Corp. – basic	$(133,799)	$258,502
Effect of dilutive shares on net (loss) income:
Effect of convertible note and separated embedded derivative from convertible note, net of tax	—	—
Net (loss) income from continuing operations attributable to Hut 8 Corp. – diluted	$(133,799)	$258,502
Loss from discontinued operations (net of income tax benefit of nil and nil, respectively) attributable to Hut 8 Corp.	$—	$(7,626)

Denominator:
Weighted average shares of common stock outstanding – basic	102,854,747	89,149,845
Dilutive impact of outstanding equity awards	—	4,546,838
Dilutive impact of convertible note	—	—
Weighted average shares of common stock outstanding – diluted	102,854,747	93,696,683
Net (loss) income per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp. (2)	$(1.30)	$2.90
Basic from discontinued operations attributable to Hut 8 Corp. (3)	$—	$(0.09)
Diluted from continuing operations attributable to Hut 8 Corp. (4)	$(1.30)	$2.76
Diluted from discontinued operations attributable to Hut 8 Corp. (5)	$—	$(0.08)

(1) Calculated as the difference between Far North Power Corp.’s, a consolidated subsidiary that issued Penny Warrants, net loss attributable to Hut 8 Corp. under ASC 260 inclusive of the impact of the Penny Warrants less Far North Power Corp.’s net loss attributable to Hut 8 Corp.

(2) Calculated as net (loss) income from continuing operations attributable to Hut 8 Corp. – basic, divided by weighted average shares of common stock outstanding – basic

(3) Calculated as loss from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – basic

(4) Calculated as net (loss) income from continuing operations attributable to Hut 8 Corp. – diluted, divided by weighted average shares of common stock outstanding – diluted

(5) Calculated as loss from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – diluted

Note 16. Income taxes

In general, the Company determines its quarterly provision for income taxes by applying an estimated annual effective tax rate, which is based on expected annual income or loss and statutory tax rates in the various jurisdictions in which the Company operates. Certain discrete items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change based on recurring and non-recurring factors, including the geographical mix of earnings or losses, enacted tax legislation, and state and local income taxes. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter.

For the three months ended March 31, 2025, the Company’s income tax benefit and effective tax rate were $20.2 million and 13.0%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to a non-taxable portion of gains on digital assets, subpart F income, and a change in valuation allowance.

For the three months ended March 31, 2024, the Company’s income tax expense and effective tax rate were $4.4 million and 1.3%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to state income taxes, stock-based compensation, and a change in valuation allowance.

The Company is subject to U.S. federal income taxes as well as income taxes in various state jurisdictions and in Canada. The Company’s tax returns for tax years beginning 2021 remain subject to potential examination by the taxing authorities.

Note 17. Concentrations

The Company has only mined Bitcoin during the three months ended March 31, 2025 and March 31, 2024. Therefore, 100% of the Company’s digital asset mining revenue within its Compute segment is related to one digital asset. The Company used two mining pool operators during the three months ended March 31, 2025 and March 31, 2024.

Note 18. Related party transactions

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

The Company provides services to TZRC, an equity method investment entity (refer to Note 9. Investment in unconsolidated joint venture for additional information on the equity method investment entity), in exchange for fees under a PMA. The Company also has a SAFE agreement with a related party as described in Note 10. Loans, notes payable, and other financial liabilities.

Note 19. Commitments and contingencies

BITMAIN Purchase Agreement

The BITMAIN Purchase Agreement includes the following financial commitments: a Bitcoin redemption option, recognized as a derivative asset under ASC 815, measured at fair value at each reporting period, a Miner purchase liability representing a commitment to settle the obligation in cash if the redemption right is exercised before expiration, and a derecognition of Digital assets – pledged for miner purchase if the redemption right is not exercised. See Note 6. Digital assets for further information on the BITMAIN Purchase Agreement.

Legal and regulatory matters

The Company and its subsidiaries are subject at times to various claims, lawsuits, and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits, and proceedings. Some of these claims, lawsuits, and proceedings seek damages, including consequential, exemplary, or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits, and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance or elects not to purchase such insurance, the Company may establish an accrual for such loss, retention, or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that any material loss will result from any claims, lawsuits, and proceedings to which the Company is subject to either individually or in the aggregate.

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

Note 20. Subsequent events

The Company has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Consolidated Financial Statements were available to be issued. Except as described above, the Company has concluded no other subsequent events have occurred that requires disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in the Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report and in the Annual Report, particularly under “Item 1A. Risk Factors.” See also “Cautionary Statement Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Q1 2025 Highlights

●	Launch of American Bitcoin. At the end of Q1 2025, we launched American Bitcoin, a majority-owned subsidiary formed following the strategic contribution of substantially all of our ASIC miners to American Data Centers Inc. in exchange for a majority interest in American Data Centers Inc. In connection with the transaction, American Data Centers Inc. was subsequently renamed and relaunched as American Bitcoin Corp. (“American Bitcoin”). As of April 1, 2025, we are the exclusive provider of ASIC colocation and managed services to American Bitcoin through colocation and managed services agreements, respectively, and we provide day-to-day management services to American Bitcoin through a shared services agreement. American Bitcoin aims to become the world’s largest, most efficient pure-play Bitcoin miner while building a robust strategic Bitcoin reserve.
●	Miner Fleet Upgrade Progress. We continued the deployment of new-generation ASIC miners across our facilities, which was completed in the first week of April 2025. These upgrades contributed to a significant increase in deployed hashrate and improvement in fleet efficiency. As of March 31, 2025, our deployed hashrate was 9.3 EH/s with a fleet efficiency of approximately 20 J/TH.
●	Expansion of AI Data Center Pipeline. In February 2025, we secured 592 acres in Louisiana for our new River Bend campus, which is expected to support a 300 MW utility-scale power asset with 200 MW of dedicated IT load. This site is one of three included in our previously disclosed 430 MW AI data center development pipeline.

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

Block reward and halving

The current Bitcoin reward for solving a block is 3.125 Bitcoin. The Bitcoin network is programmed such that the Bitcoin block reward is halved every 210,000 blocks mined, or approximately every four years. This reduction in reward spreads out the release of Bitcoin over a long period of time as fewer Bitcoin are mined with each halving event. Bitcoin halving events impact the amount of Bitcoin we mine which, in turn, may have a potential impact on our results of operations. The last halving event occurred in April 2024, and the next halving event is expected to occur in 2028.

Power Costs

Power is the foundation of our platform. We acquire, develop, and manage critical energy assets such as interconnects, powered land, and other electrical infrastructure to address the load demands of energy-intensive applications such as Bitcoin mining and HPC. We currently maintain a portfolio which has access to competitively priced electrical power based on the regions in which we operate. However, there is no guarantee that we will be able to procure additional power on similar terms, or at all. Market prices for power, capacity, and other ancillary services are unpredictable and tend to fluctuate substantially. See “Risk Factors—Risks Related to Our Business and Operations—We are subject to risks associated with our need for significant electrical power” in the Annual Report.

Key Performance Indicators

In addition to our financial results, financial measures under generally accepted accounting principles in the United States of America (“GAAP”) financial measures, and non-GAAP financial measures, we use certain key performance indicators to evaluate our business, identify trends, and make strategic decisions.

The following table presents our key performance indicators for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024
Cost to mine a Bitcoin (excluding hosted facilities)(1)	$58,757	$20,419
Cost to mine a Bitcoin(2)	$58,757	$24,594
Weighted average revenue per Bitcoin mined(3)	$92,224	$51,769
Number of Bitcoin mined(4)	167	716
Energy cost per MWh	$51.71	$40.06
Hosting cost per MWh	$—	$68.72
Energy capacity under management (mining)(5)	665 MW	884 MW
Total energy capacity under management(6)	1,020 MW	1,239 MW
Number of Bitcoin in strategic reserve(7)	10,264	9,102
(1)	Cost to mine a Bitcoin (or weighted average cost to mine a Bitcoin) is calculated as the sum of total all-in electricity expense (excluding hosted facilities) divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV.
(2)	Cost to mine a Bitcoin (or weighted average cost to mine a Bitcoin) is calculated as the sum of total all-in electricity expense and hosting expense divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV.
(3)	Weighted average revenue per Bitcoin mined is calculated as the sum of total self-mining revenue divided by Bitcoin mined during the respective periods and includes our net share of the King Mountain JV. For the quarter ended March 31, 2024, the weighted average revenue per Bitcoin mined includes one month of activity from discontinued operations at our Drumheller site.
(4)	Bitcoin mined includes our net share of the King Mountain JV and excludes discontinued operations from our Drumheller site. Bitcoin mined excluding our net share of the King Mountain JV was 135 and 592 for the three months ended March 31, 2025 and 2024, respectively.
(5)	Energy capacity under management (mining) represents the total power capacity related to Bitcoin Mining infrastructure, including self-mining sites, ASIC Colocation agreements, and Managed Services agreements.
(6)	Total energy capacity under management includes (i) energy capacity under management (mining) and (ii) all energy-related assets including Power Generation, CPU Colocation infrastructure, and non-operational sites.
(7)	Number of Bitcoin in strategic reserve includes Bitcoin held in custody, pledged as collateral, or pledged for a miner purchase under an agreement with BITMAIN.

Cost to mine a Bitcoin

Our profitability in self-mining is heavily dependent upon our cost to mine a Bitcoin, calculated as all-in electricity and hosting costs divided by Bitcoin mined during the respective periods and includes our net share of a 50/50 joint venture for a site with a facility in McCamey, Texas (the “King Mountain JV”). Our management reviews the cost to mine a Bitcoin excluding hosted facilities and inclusive of hosted facilities in order to assess performance under both cost structures. As of March 31, 2025, we had no Bitcoin operations in hosted facilities.

Our cost to mine a Bitcoin (excluding hosted facilities) for the three months ended March 31, 2025 was $58,757 compared to $20,419 for the three months ended March 31, 2024. The increase was primarily due to the halving event in April 2024, in addition to an increase in average network difficulty during the period (111.2T for the three months ended March 31, 2025 compared to 77.4T for the three months ended March 31, 2024). Additionally, the energy cost per MWh increased due to fixed costs incurred while new sites underwent a fleet upgrade during February and March of 2025.

Inclusive of hosted facilities, our cost to mine a Bitcoin for the three months ended March 31, 2025 was $58,757 compared to $24,594 for the three months ended March 31, 2024. As of April 30, 2024, we were no longer self-mining at hosted facilities, and we did not incur hosting costs during the three months ended March 31, 2025, so our cost to mine a Bitcoin for the three months ended March 31, 2025 consisted solely of energy costs, which increased compared to the prior period primarily as a result of the halving event in April, increased average network difficulty, and increased fixed costs incurred as a result of our fleet upgrade.

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

Energy cost per MWh for the three months ended March 31, 2025 was $51.71 compared to $40.06 for the three months ended March 31, 2024. The increase was primarily due to fixed transmission and distribution charges at our Medicine Hat site that continued during downtime while fleet upgrades occurred, as well as higher seasonal pricing at our sites located in Texas.

Hosting cost per MWh for the three months ended March 31, 2025 was nil compared to $68.72 for the three months ended March 31, 2024. The decrease was due to us no longer self-mining at hosted facilities as of April 30, 2024.

Number of Bitcoin in strategic reserve

Number of Bitcoin in strategic reserve represents the number of Bitcoin we own as of each reporting period end date, which is the aggregate number of our Bitcoin held in custody, pledged as collateral, or pledged for a miner purchase. We have the ability to leverage our Bitcoin in strategic reserve as a flexible financial asset to fund growth initiatives, optimize our balance sheet, and capitalize on emerging market opportunities. Our management uses this metric to assess the value of our Bitcoin in strategic reserve and determine when and how to deploy said reserve, including whether to continue to hold the Bitcoin. As of March 31, 2025, we had 10,264 Bitcoin in strategic reserve compared to 9,102 Bitcoin held in strategic reserve as of March 31, 2024. The increase was attributable to additional Bitcoin mined over the year as well as an at-market purchase of Bitcoin in December 2024.

Number of Bitcoin mined

Number of Bitcoin mined represents the number of Bitcoin produced by our Compute segment during the respective period. Management views this metric as a direct driver of Compute revenue for the respective periods.

Number of Bitcoin mined for the three months ended March 31, 2025 and March 31, 2024 was 167 and 716, respectively. The decrease in number of Bitcoin mined was mainly due to reduced mining activity due to our planned fleet upgrade as well as an increase in network difficulty, including as a result of the halving event in April 2024.

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

Energy capacity under management for the three months ended March 31, 2025 was 1,020 MW compared to 1,239 MW for the three months ended March 31, 2024. The decrease was due the conclusion of operations at two Managed Service sites, Kearney and Granbury, which consisted of 100 MW and 300 MW, respectively, and the loss of our Managed Services contract with Ionic for four sites that consisted of 87 MW, partially offset by the addition of our Vega site, a 205 MW facility that is currently under development, and Salt Creek, a 63 MW site.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA to evaluate our business, measure our performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net (loss) income, adjusted for impacts of interest expense, income tax provision or benefit, depreciation and amortization, our share of unconsolidated joint venture depreciation and amortization, foreign exchange gain or loss, gain or loss on sale of property and equipment, the removal of non-recurring transactions, asset contribution costs, gain on derivatives, gain on other financial liability, loss from discontinued operations, net loss attributable to non-controlling interests before taxes, and stock-based compensation expense in the period presented. You are encouraged to evaluate each of these adjustments and the reasons our Board and management team consider them appropriate for supplemental analysis.

Our board of directors and management team use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and amortization), and other items (such as non-recurring transactions mentioned above) that impact the comparability of financial results from period to period.

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

Power

The Power business segment consists of Power Generation and Managed Services.

Power Generation

We generate revenue from our 80.1% interest in a joint venture between us and Macquarie, which provides capacity and energy to the electrical grid through four natural gas power plants in Ontario, Canada that were acquired in February 2024 (the “Far North JV”). The power generation facilities are connected to the Independent Electricity System Operator, which operates Ontario’s power grid, and primarily generate revenue from capacity and electricity sales. Revenue generated from capacity and electricity sales is variable and depends on several factors, including generation capacity in the market, the supply and demand for electricity, and the prevailing price of natural gas.

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

As of March 31, 2025, we managed 280 MW of energy capacity under this program at one site in the United States owned by the King Mountain JV.

Starting April 1, 2025, we operated as the exclusive provider of managed services to American Bitcoin, our majority owned subsidiary.

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

During the fourth quarter of 2024, our agreement with Ionic Digital Inc. (“Ionic”) to host approximately 8,500 miners (0.8 EH/s) at our Alpha site was terminated. As a result, we ceased providing ASIC Colocation services at Alpha and utilize the site solely for self-mining purposes.

Looking ahead, we have secured a new ASIC Colocation contract with BITMAIN. The agreement features a fixed hosting fee with an option for us to purchase all or a portion of the hosted machines in up to three tranches at a fixed price within six months of energization of the relevant tranches. In July 2024, we entered into a power purchase agreement and other definitive agreements for our Vega site in the Texas Panhandle with exclusive access to 205 MW of immediately available power capacity and land. The data center construction at Vega is expected to be completed in the second quarter of 2025.

Starting April 1, 2025, we operated as the exclusive provider of ASIC colocation services to American Bitcoin, our majority owned subsidiary.

Compute

The Compute business segment consists of Bitcoin Mining, GPU-as-a-Service, and Data Center Cloud operations.

Bitcoin Mining

Currently, one of our largest revenue streams is derived from Bitcoin Mining (also referred to as self-mining).

Our Bitcoin Mining business spanned four sites as of March 31, 2025:

●	three sites with facilities we own and/or lease, and operate: (1) Alpha (Niagara Falls, New York), (2) Medicine Hat (Medicine Hat, Alberta), and (3) Salt Creek (Orla, Texas); and
●	one site that we own 50% of through a joint venture, King Mountain (McCamey, Texas).

Until April 30, 2024, we also had Bitcoin Mining operations at Kearney and Granbury. We also own a Bitcoin Mining site in Drumheller, Alberta, which has been non-operational since March 2024. The closure was due to the profitability of Drumheller being significantly negatively impacted by several factors, including elevated energy costs and underlying voltage issues. We will consider re-energizing Drumheller if market conditions improve.

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

During the quarter ended March 31, 2025, our mining activity was reduced due to a planned fleet upgrade, which was completed on April 4, 2025. We expect that the fleet upgrade to higher efficiency Antminer S21+ miners will result in improved Bitcoin Mining operations in subsequent quarters.

On March 31, 2025, we launched American Bitcoin. Going forward, all Bitcoin Mining operations previously reported under our Compute segment will remain under this segment but operate through the American Bitcoin brand.

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

Results of Operations

Three Months Ended March 31, 2025 and 2024

	Three Months Ended
	March 31,		Increase
(in USD thousands)	2025	2024	(Decrease)
Revenue:
Power	$4,380	$9,938	$(5,558)
Digital Infrastructure	1,317	5,844	(4,527)
Compute	16,118	32,138	(16,020)
Other	—	3,821	(3,821)
Total revenue	21,815	51,741	(29,926)

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	3,628	3,633	(5)
Cost of revenue – Digital Infrastructure	1,559	4,629	(3,070)
Cost of revenue – Compute	13,472	17,686	(4,214)
Cost of revenue – Other	—	2,199	(2,199)
Total cost of revenue	18,659	28,147	(9,488)

Operating expenses (income):
Depreciation and amortization	14,899	11,472	3,427
General and administrative expenses	21,059	19,999	1,060
Losses (gains) on digital assets	112,394	(274,574)	386,968
Loss (gain) on sale of property and equipment	2,454	(190)	2,644
Total operating expenses (income)	150,806	(243,293)	394,099
Operating (loss) income	(147,650)	266,887	(414,537)

Other income (expense):
Foreign exchange gain (loss)	9	(2,399)	2,408
Interest expense	(7,469)	(6,281)	(1,188)
Asset contribution costs	(22,780)	—	(22,780)
Gain on derivatives	20,862	—	20,862
Gain on other financial liability	1,139	—	1,139
Equity in earnings of unconsolidated joint venture	1,365	4,522	(3,157)
Total other expense	(6,874)	(4,158)	(2,716)

(Loss) income from continuing operations before taxes	(154,524)	262,729	(417,253)

Income tax benefit (provision)	20,205	(4,396)	24,601

Net (loss) income from continuing operations	$(134,319)	$258,333	$(392,652)

Loss from discontinued operations (net of income tax of nil and nil, respectively)	—	(7,626)	7,626

Net (loss) income	(134,319)	250,707	(385,026)

Less: Net loss attributable to non-controlling interests	430	169	261
Net (loss) income attributable to Hut 8 Corp.	$(133,889)	$250,876	$(384,765)

Net (loss) income	$(134,319)	$250,707	$(385,026)
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,187	(11,074)	12,261
Total comprehensive (loss) income	(133,132)	239,633	(372,765)
Less: Comprehensive loss attributable to non-controlling interest	431	134	297
Comprehensive (loss) income attributable to Hut 8 Corp.	$(132,701)	$239,767	$(372,468)

Adjusted EBITDA reconciliation:

	Three Months Ended
	March 31,		Increase
(in USD thousands)	2025	2024	(Decrease)
Net (loss) income	$(134,319)	$250,707	$(385,026)
Interest expense	7,469	6,281	1,188
Income tax (benefit) provision	(20,205)	4,396	(24,601)
Depreciation and amortization	14,899	11,472	3,427
Share of unconsolidated joint venture depreciation and amortization (1)	5,485	5,349	136
Foreign exchange (gain) loss	(9)	2,399	(2,408)
Losses (gains) on sale of property and equipment	2,454	(190)	2,644
Gain on derivatives	(20,862)	—	(20,862)
Gain on other financial liability	(1,139)	—	(1,139)
Non-recurring transactions (2)	1,485	4,300	(2,815)
Asset contribution costs	22,780	—	22,780
Loss from discontinued operations (net of income tax of nil and nil, respectively)	—	7,626	(7,626)
Net loss attributable to non-controlling interests before taxes	473	169	304
Stock-based compensation expense	3,793	4,474	(681)
Adjusted EBITDA	$(117,696)	$296,983	$(414,679)
(1)

Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in accordance with ASC 323. See Note 9. Investments in unconsolidated joint venture of our Unaudited Condensed Consolidated Financial Statements for further detail.

(2)

Non-recurring transactions for the three months ended March 31, 2025 represent approximately $1.5 million related to restructuring and American Bitcoin related transaction costs. Non-recurring transactions for the three months ended March 31, 2024 represent approximately $1.4 million of transaction costs related to the Far North JV acquisition and $2.9 million related to restructuring cost.

Revenue

Total revenue was $21.8 million and $51.7 million for the three months ended March 31, 2025, and 2024, respectively, and consisted of Power, Digital Infrastructure, Compute, and Other.

Power

Power revenue was $4.4 million and $9.9 million for the three months ended March 31, 2025 and 2024, respectively. This $5.5 million decrease was primarily driven by an $8.2 million decrease in Managed Services revenue and cost reimbursements due to the termination of the Ionic managed services agreement in December 2024. This decrease was partially offset by a $2.7 million increase in electricity sales through the Far North JV reflecting a full quarter of activity in 2025, compared to a partial quarter of activity in the prior year period as the acquisition closed in February 2024.

Digital Infrastructure

Digital Infrastructure revenue was $1.3 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively. This $4.5 million decrease was primarily driven by a $4.3 million decrease in ASIC Colocation revenue as a result of the termination of our colocation agreement with Ionic during the fourth quarter of 2024 and a $0.2 million decrease in CPU Colocation revenue due to customer churn.

Compute

Compute revenue was $16.1 million and $32.1 million for the three months ended March 31, 2025 and 2024, respectively. This $16.0 million decrease was primarily driven by a $18.0 million decrease in Bitcoin Mining revenue, largely due to a decrease in Bitcoin mined. The decrease in Bitcoin mined was due to reduced uptime at our Medicine Hat and Salt Creek sites in order to complete our fleet upgrade, which not only involved the installation of higher-efficiency machines, but also targeted infrastructure upgrades at our sites to support higher rack-level power density. The decrease was also due to an increase in network difficulty and the halving event in April 2024 (we mined 135 Bitcoin during the three months ended March 31, 2025 versus 592 Bitcoin mined during the three months ended March 31, 2024), partially offset by an increase in the average revenue per Bitcoin mined from $51,769 to $92,224. The decrease was also driven by a $0.2 million decrease in revenue from our Data Center Cloud operations. These decreases were offset by a $2.2 million increase in revenue from our GPU-as-a-Service offering, which launched in September 2024.

Other

Other revenue was nil and $3.8 million for the three months ended March 31, 2025 and 2024, respectively. This $3.8 million decrease was due to nil equipment sales during the three months ended March 31, 2025.

Cost of Revenue

Total cost of revenue was $18.7 million and $28.1 million for the three months ended March 31, 2025 and 2024, respectively, and consisted of Power, Digital Infrastructure, Compute, and Other.

Power

Power cost of revenue was $3.6 million for each of the three months ended March 31, 2025 and 2024. The cost of revenue was consistent, primarily due to a $1.9 million increase in cost of revenue related to the Far North JV, which was acquired in February 2024, offset by the decrease in our Managed Services related operating costs of $1.9 million due to the termination of our Ionic managed services agreement in December 2024.

Digital Infrastructure

Digital Infrastructure cost of revenue was $1.6 million and $4.6 million for the three months ended March 31, 2025 and 2024, respectively. This $3.0 million decrease was primarily driven by a $3.3 million decrease in ASIC Colocation cost of revenue as a result of the termination of our colocation agreement with Ionic during the fourth quarter of 2024, partially offset by a $0.3 million increase in the cost of revenue related to CPU Colocation operations due to higher electricity and connectivity costs.

Compute

Compute cost of revenue was $13.5 million and $17.7 million for the three months ended March 31, 2025 and 2024, respectively. This $4.2 million decrease was primarily driven by a $10.3 million decrease in the cost of revenue related to Bitcoin Mining primarily due to the termination of the third-party hosting agreement at Kearney and Granbury. This decrease was partially offset by a $0.8 million increase in costs related to our new GPU-as-a-Service offering, launched in September 2024 and a $5.3 million increase in power, site maintenance, and personnel costs due to the development and energization of our Salt Creek site, which became operational during April 2024.

Other

Other cost of revenue was nil and $2.2 million for the three months ended March 31, 2025 and 2024, respectively. This $2.2 million decrease was a result of nil equipment sold for the three months ended March 31, 2025.

Depreciation and Amortization

Depreciation and amortization expense was $15.0 million and $11.5 million for the three months ended March 31, 2025 and 2024, respectively. This $3.5 million increase was primarily driven by $1.3 million of higher depreciation related to the Far North JV transaction, which was completed in February 2024, and $2.2 million of depreciation from the acquired assets related to GPU-as-a-Service operations launched in September 2024.

General and Administrative Expenses

General and administrative expenses were $21.1 million and $20.0 million for the three months ended March 31, 2025 and 2024, respectively. This $1.1 million increase was primarily driven by a $3.4 million increase in salary and benefits due to an increased number of employees to support our growth, a $1.3 million increase in transaction costs related to the American Bitcoin transaction, and a $1.1 million increase in professional fees primarily due to legal and tax expenses incurred to support executing our growth plans. These increases were offset by a $2.6 million decrease in restructuring expenses, a $1.4 million decrease in Far North JV acquisition costs, and a $0.7 million decrease in costs related to stock-based payments.

Losses (gains) on digital assets

Losses on digital assets were $112.4 million for the three months ended March 31, 2025, compared to gains on digital assets of $274.6 million for the three months ended March 31, 2024. The losses were due to the decrease in Bitcoin price from approximately $93,354 as of December 31, 2024 compared to approximately $82,534 as of March 31, 2025. In contrast, the price of Bitcoin as of December 31, 2023 of approximately $42,288 increased to approximately $71,289 as of March 31, 2024.

Other expense

Other expense was $6.9 million for the three months ended March 31, 2025, compared to other expense of $4.2 million for the three months ended March 31, 2024. This $2.7 million increase was primarily driven by $22.8 million in asset contribution costs related to non-controlling interest portion of American Bitcoin, a $1.2 million increase in interest expense due to an increase in the amount of average borrowing in 2025, and a $3.2 million decrease in equity in earnings of King Mountain JV due to the impact of the halving event in April 2024 on Bitcoin Mining revenue. This was slightly offset by $20.9 million gain on derivatives related to our Bitcoin redemption option and call options, and a $2.4 million increase in foreign exchange gain due to a decline in the Canadian dollar to U.S. dollar exchange rate related to our net U.S. dollar denominated liability position in our Canadian dollar functional currency subsidiaries.

Income tax

Our income tax benefit was $20.2 million and our income tax provision was $4.4 million for the three months ended March 31, 2025 and 2024, respectively. This $24.6 million decrease was primarily due to deferred taxes related to the loss on digital assets and valuation allowance for the three months ended March 31, 2025.

King Mountain JV

The King Mountain JV is a 50/50 joint venture with one of the world’s largest renewable energy producers. The King Mountain JV has 280 MW of self-mining and hosting operations located behind-the-meter at a wind farm in McCamey, Texas.

As of March 31, 2025, the King Mountain JV owned approximately 18,000 miners for self-mining (about 1.8EH/s) and hosted approximately 68,200 miners (about 7.7 EH/s) for a single hosting customer at its wholly-owned King Mountain site, which has a total capacity of 280 MW.

We account for the King Mountain JV using the equity method of accounting, resulting in reporting the King Mountain JV as an unconsolidated joint venture. Additionally, our 50% portion of any distributions from the King Mountain JV are used to pay down the TZRC Secured Promissory Note. See Note 9. Investment in unconsolidated joint venture and Note 10. Loans, notes payable, and other financial liabilities to the consolidated financial statements found elsewhere in this Quarterly Report for additional information on the King Mountain JV and TZRC Secured Promissory Note.

Below are the condensed consolidated income statements for the King Mountain JV for the three months ended March 31, 2025 and March 31, 2024.

Condensed Consolidated Income Statement
	Three Months Ended
	March 31,
(in USD thousands)	2025	2024
Total revenue, net	$33,913	$41,194
Gross profit	14,833	21,595
Net (loss) income	(756)	5,558
Net (loss) income attributable to investee	(378)	2,779

Our Board and management team also evaluate Adjusted EBITDA for the King Mountain JV, which is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before depreciation and amortization and interest income. We use Adjusted EBITDA to assess the King Mountain JV’s financial performance because it allows us to compare the operating performance on a consistent basis across periods by removing the effects of the King Mountain JV’s capital structure.

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

	Three Months Ended
	March 31,
(in USD thousands)	2025	2024
Net (loss) income	$(756)	$5,558
Depreciation and amortization	15,706	15,433
Interest income	(975)	(475)
Adjusted EBITDA	$13,975	$20,516

Liquidity and Capital Resources

Our primary sources of liquidity include our cash and cash equivalents, debt facilities, strategic Bitcoin reserve, equity sales, and the cash flows generated from operations. Historically, our primary cash needs have been for working capital to support equipment financing, including the purchase of additional Bitcoin miners, growth initiatives, including infrastructure purchases, development opportunities, and acquisitions.

On December 4, 2024, we entered into a Controlled Equity Offering Sales Agreement establishing an at-the-market offering, allowing us to offer and sell up to $500.0 million of our common stock from time to time (the “2024 ATM”). Concurrently, we launched a $250.0 million stock repurchase program enabling us to repurchase up to 4,683,936 shares of our common stock (representing 5.0% of our issued and outstanding common stock as of December 4, 2024) within twelve months of launch.

During the three months ended March 31, 2025, we issued and sold 4,205,019 shares of our common stock under the 2024 ATM for gross proceeds of $113.1 million, incurred issuance costs of $1.1 million, and repurchased nil shares of our common stock under the stock repurchase program.

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

We believe that cash flows generated from operating activities, our strategic Bitcoin reserve, and the 2024 ATM will meet our anticipated cash requirements in the short-term. On a long-term basis, we plan to rely on access to the capital markets for any long-term funding not provided by operating cash flows, cash on hand, and our strategic Bitcoin reserve.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in USD thousands)	2025	2024
Cash flows used in operating activities	$(33,849)	$(26,343)
Cash flows (used in) provided by investing activities	$(58,236)	$23,325
Cash flows provided by (used in) financing activities	$115,519	$(14,647)

Operating Activities

Net cash used in operating activities was $33.8 million for the three months ended March 31, 2025, resulting from a net loss of $134.3 million, offset by the deduction of non-cash adjustments of $107.8 million and unfavorable changes in assets and liabilities of $7.3 million. Net cash used in operating activities was $26.3 million for the three months ended March 31, 2024, resulting from net income of $252.7 million, offset by non-cash adjustments of $268.9 million and unfavorable changes in assets and liabilities of $10.1 million.

Investing Activities

Net cash used in investing activities totaled $58.2 million for the three months ended March 31, 2025, primarily consisting of $63.3 million in property and equipment purchases, and $0.9 million related to other intangibles purchases. These outflows were partially offset by $3.4 million in proceeds from Bitcoin sales, and $2.6 million in proceeds from the sale of property and equipment. Net cash provided by investing activities totaled $23.3 million for the three months ended March 31, 2024, primarily consisting of $37.9 million in proceeds from Bitcoin sales, $4.2 million in proceeds from the sale of property and equipment, and $1.0 million in cash added as part of the Far North JV acquisition. These inflows were partially offset by $13.5 million in the property and equipment purchases and $6.4 million cash payment in exchange for shares in Ionic.

Financing Activities

Net cash provided by financing activities was $115.5 million for the three months ended March 31, 2025, primarily consisting of $112.0 million in net proceeds from the issuance of common stock through our 2024 ATM and $3.5 million in proceeds from funding in relation to our GPU-as-a-Service business segment. Net cash used in financing activities was $14.6 million for the three months ended March 31, 2024, primarily consisting of $29.4 million in loan repayments, offset by $14.8 million in proceeds from a loan drawdown.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Unaudited Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We evaluate our estimates and assumptions on an ongoing basis and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for the judgments we make about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position, and statement of cash flows.

There have been no material changes to our critical accounting policies and estimates disclosed in the Annual Report other than as described in Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Price Risk of Bitcoin

We hold a significant amount of Bitcoin; therefore, we are exposed to the impact of market price changes in Bitcoin. As of March 31, 2025, we held 10,264 Bitcoin. The fair value of a single Bitcoin was approximately $82,534 as of March 31, 2025; therefore, the fair value of our Bitcoin holdings as of March 31, 2025 was approximately $847.2 million. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

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

Credit Risk

Credit risk arises from our practice of pledging Bitcoin as collateral in transactions with counterparties. We mitigate this risk by engaging with counterparties that we believe possess strong creditworthiness based on their size, credit quality, and reputation, among other factors. During the three months ended March 31, 2025, we have not incurred any material loss from such transactions. However, there remains a risk that a counterparty could default on its obligations to us, which might result in a material loss. We continually assess the credit risk associated with our counterparties and, if necessary, recognize a loss provision or write-down. Credit risk also arises from us placing our cash and demand deposits in financial institutions. Although we strive to limit our exposure by placing cash and demand deposits with financial institutions with a high credit standing, there can be no assurances that we are able to mitigate our credit risk.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

We have two loans that maintain a variable interest rate. The first is the TZRC Secured Promissory Note, which includes a maximum interest rate of 15.25%. The second is the Coinbase credit facility, which bears interest at a rate of 5.0% plus the greater of (i) the US Federal Funds Target Rate – Upper Bound and (ii) 3.25%. As a result, changes in market interest rates could affect our operations over certain periods and may also impact our ability to finance projects. For more information regarding the TZRC Secured Promissory Note and Coinbase credit facility, see Note 10. Loans, notes payable, and other financial liabilities to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

In addition, our exposure to interest rate risk relates to our ability to earn interest income on cash balances at variable rates. Changes in short term interest rates are not expected to have a significant effect on the fair value of our cash account.

Tariff Risk

Changes in government and economic policies, incentives, or tariffs may also have an impact on equipment that we import. While the final scope and application of recently announced changes in U.S trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact our ability to import equipment at levels that are cost effective. We plan to continue to adjust accordingly to such developments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to enable timely decisions regarding required disclosure.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our Annual Report and below.

Our management, including our Chief Executive Officer and Chief Financial Officer, recognize that any system of disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance rather than absolute assurance of achieving its objectives. The design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues or instances of fraud, if any, will be detected. These inherent limitations include the possibility of faulty judgments, errors or mistakes, and the potential for controls to be circumvented by individual acts, collusion among employees, or management override. Moreover, the design of any control system is based on certain assumptions regarding future events, and there is no guarantee that any design will succeed under all potential future conditions. Over time, controls may become inadequate due to changes in conditions or deterioration in compliance with policies or procedures. Consequently, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses in Internal Control and Plan for Remediation

Based on our evaluation, management previously identified the following material weaknesses in internal control over financial reporting that remained open as of December 31, 2024:

●	our control pertaining to the review was not operating effectively as it relates to the calculation of the deferred tax provision for Bitcoin held in an international jurisdiction; and
●	our control pertaining to the review of a complex accounting transaction related to our BITMAIN miner purchase agreement was not operating effectively.

These material weaknesses did not result in a material misstatement to our previously issued Consolidated Financial Statements, nor in the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Remediation

Our board of directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Management continues to work to improve our controls related to the material weaknesses described above. Management will continue to implement measures to remediate the material weaknesses, such that these controls are designed, implemented, and operating effectively. In order to achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

●	replaced our existing third-party advisor who prepared and supported our review of the deferred taxes calculation with an advisor who has additional expertise in calculating deferred income taxes in the international jurisdictions in which we operate;
●	replaced our existing third-party advisor who supported our review of the BITMAIN miner purchase agreement with an advisor who has additional expertise in Bitcoin-related transactions; and
●	continue developing and implementing enhanced controls related to the review of certain of our third-party advisors with respect to their review of certain complex transactions.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts that are in process, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, to remediate our existing material weaknesses, we require additional time to complete the implementation and testing of our remediation plans and demonstrate the effectiveness of our remediation efforts.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of material legal proceedings in which we are involved, see Note 19. Commitments and contingencies to our Unaudited Condensed Consolidated Financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, or results of operations. However, we are subject to regulatory oversight by numerous federal, state, provincial, local, and other regulators and we are, and we may become, subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business. See “Risk Factors—Risks Related to Certain Regulations and Laws, Including Tax Laws—We are involved in legal proceedings from time to time, which could adversely affect us” in the Annual report.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors set forth in Part I, Item IA of the Annual Report. We are subject to various risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included in the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition, or results of operations. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Hut 8 Corp.	8-K	3.1	12/01/2023
3.2	Amended and Restated Bylaws of Hut 8 Corp.	8-K	3.2	12/01/2023
31.1	Certification of Principal Executive Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline Interactive Data File.
104	Cover Page Interactive Data File.
*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 8, 2025	HUT 8 CORP.

	By:	/s/ Asher Genoot
Asher Genoot
Chief Executive Officer