Form 10-Q
period 2025-06-30
Hut 8 Corp.
filed 2025-08-07
CIK 1964789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 105,527,928 shares of its common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in USD thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$216,251	$85,044
Restricted cash	6,101	591
Accounts receivable, net	8,501	6,989
Deposits and prepaid expenses	71,142	52,679
Derivative asset	3,096	18,076
Digital assets – pledged for miner purchase	103,744	92,389
Income taxes receivable	2,427	1,073
Total current assets	411,262	256,841

Non-current assets
Digital assets – held in custody	819,194	525,235
Digital assets – pledged as collateral	220,241	331,876
Property and equipment, net	381,712	221,681
Operating lease right-of-use asset	20,057	20,593
Deposits and prepaid expenses	9,472	7,886
Investment in unconsolidated joint venture	84,444	82,015
Other investments	6,378	6,378
Intangible assets, net	12,820	13,273
Goodwill	55,785	53,082
Total non-current assets	1,610,103	1,262,019
Total assets	$2,021,365	$1,518,860

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$43,744	$41,786
Miner purchase liability	100,910	15,096
Deferred revenue	6,147	6,199
Operating lease liability, current portion	2,974	2,689
Finance lease liability, current portion	6,850	4,783
Derivative liability	1,807	18,437
Loans, notes payable, and other financial liabilities, current portion	64,938	64,965
Total current liabilities	227,370	153,955

Non-current liabilities
Operating lease liability, less current portion	17,842	18,675
Finance lease liability, less current portion	18,220	18,917
Loans, notes payable, and other financial liabilities, less current portion	251,171	235,620
Deferred tax liabilities	118,395	111,114
Total non-current liabilities	405,628	384,326
Total liabilities	632,998	538,281

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 104,418,127 and 99,478,012 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,044	995
Additional paid-in capital	1,035,222	789,597
Retained earnings (accumulated deficit)	235,053	231,630
Accumulated other comprehensive (loss) income	(4,529)	(45,553)
Total Hut 8 Corp. stockholders’ equity	1,266,790	976,669
Non-controlling interests	121,577	3,910
Total stockholders’ equity	1,388,367	980,579
Total liabilities and stockholders’ equity	$2,021,365	$1,518,860

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in USD thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Power	$5,492	$10,530	$9,872	$20,468
Digital Infrastructure	1,512	5,264	2,829	11,108
Compute	34,295	15,795	50,413	47,933
Other	—	3,626	—	7,447
Total revenue	41,299	35,215	63,114	86,956

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	5,000	5,449	8,628	9,082
Cost of revenue – Digital Infrastructure	2,120	4,331	3,679	8,960
Cost of revenue – Compute	14,656	8,670	28,128	26,356
Cost of revenue – Other	—	2,186	—	4,385
Total cost of revenue	21,776	20,636	40,435	48,783

Operating expenses (income):
Depreciation and amortization	19,458	11,531	34,357	23,003
General and administrative expenses	30,158	17,899	51,217	37,898
(Gains) losses on digital assets	(217,640)	71,842	(105,246)	(202,732)
(Gain) loss on sale of property and equipment	(312)	—	2,142	(190)
Total operating (income) expenses	(168,336)	101,272	(17,530)	(142,021)
Operating income (loss)	187,859	(86,693)	40,209	180,194

Other income (expense):
Foreign exchange gain (loss)	3,114	720	3,123	(1,679)
Interest expense	(8,396)	(6,012)	(15,865)	(12,293)
Asset contribution costs	—	—	(22,780)	—
(Loss) gain on derivatives	(18,403)	17,219	2,459	17,219
(Loss) gain on other financial liability	(181)	—	958	—
Equity in earnings of unconsolidated joint venture	1,064	2,440	2,429	6,962
Total other (expense) income	(22,802)	14,367	(29,676)	10,209

Income (loss) from continuing operations before taxes	165,057	(72,326)	10,533	190,403

Income tax (provision) benefit	(27,574)	1,874	(7,369)	(2,522)

Net income (loss) from continuing operations	$137,483	$(70,452)	$3,164	$187,881

Loss from discontinued operations (net of income tax benefit of nil, nil, nil and nil, respectively)	—	(1,738)	—	(9,364)

Net income (loss)	137,483	(72,190)	3,164	178,517

Less: Net (income) loss attributable to non-controlling interests	(171)	324	259	493
Net income (loss) attributable to Hut 8 Corp.	$137,312	$(71,866)	$3,423	$179,010

Net (loss) income per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp.	$1.32	$(0.78)	$0.04	$2.10
Diluted from continuing operations attributable to Hut 8 Corp.	$1.18	$(0.78)	$0.03	$2.00

Weighted average number of shares of common stock outstanding:
Basic	104,246,041	90,192,842	103,554,237	89,671,344
Diluted	119,018,761	90,192,842	109,070,208	94,152,139

Net income (loss)	$137,483	$(72,190)	$3,164	$178,517
Other comprehensive income (loss):
Foreign currency translation adjustments	39,892	(7,362)	41,079	(18,436)
Total comprehensive income (loss)	177,375	(79,552)	44,243	160,081
Less: Comprehensive (income) loss attributable to non-controlling interest	(227)	423	204	557
Comprehensive income (loss) attributable to Hut 8 Corp.	$177,148	$(79,129)	$44,447	$160,638

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in USD thousands, except share data)

Six Months Ended June 30, 2024

				(Accumulated
			Additional	Deficit)		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Non-controlling	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Income (Loss)	Equity
Balance, December 31, 2023	88,962,964	$889	$576,241	$(100,252)	$—	$10,761	$487,639
Issuance of common stock – stock option exercises	341,013	3	129	—	—	—	132
Issuance of common stock – restricted stock unit settlements	148,842	2	(2)	—	—	—	—
Issuance of common stock – restricted stock unit settlements, net of withholding taxes	4,046	—	(30)	—	—	—	(30)
Acquisition of subsidiary with non-controlling ownership interests	—	—	—	—	8,743	—	8,743
Stock-based compensation	—	—	4,474	—	—	—	4,474
Foreign currency translation adjustments	—	—	—	—	35	(11,109)	(11,074)
Net income	—	—	—	250,876	—	—	250,876
Net loss attributable to non-controlling interest	—	—	—	—	(169)	—	(169)
Balance, March 31, 2024	89,456,865	$894	$580,812	$150,624	$8,609	$(348)	$740,591
Issuance of common stock – stock option exercises	722,404	8	275	—	—	—	283
Issuance of common stock – restricted stock unit settlements	745,959	7	(7)	—	—	—	—
Issuance of common stock – restricted stock unit settlements, net of withholding taxes	1,881	—	(10)	—	—	—	(10)
Issuance of common stock – deferred stock unit settlements	17,850	—	—	—	—	—	—
Stock-based compensation	—	—	7,010	—	—	—	7,010
Foreign currency translation adjustments	—	—	—	—	(99)	(7,263)	(7,362)
Net loss	—	—	—	(71,866)	—	—	(71,866)
Net loss attributable to non-controlling interest	—	—	—	—	(324)	—	(324)
Balance, June 30, 2024	90,944,959	$909	$588,080	$78,758	$8,186	$(7,611)	$668,322

Six Months Ended June 30, 2025

			Additional			Accumulated Other	Total
	Common Stock		Paid-in	Retained	Non-controlling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Interests	Loss	Equity
Balance, December 31, 2024	99,478,012	$995	$789,597	$231,630	$3,910	$(45,553)	$980,579
Issuance of common stock – at-the-market offering, net of issuance costs	4,205,019	42	111,969	—	—	—	112,011
Issuance of common stock – stock option exercises	327,204	3	124	—	—	—	127
Issuance of common stock – restricted stock unit settlements	140,275	2	(2)	—	—	—	—
Stock-based compensation	—	—	3,793	—	—	—	3,793
Issuance of warrants by subsidiary	—	—	1,449	—	—	—	1,449
Non-controlling interest in American Bitcoin Corp.	—	—	(1,354)	—	24,222	—	22,868
Foreign currency translation adjustments	—	—	—	—	(1)	1,188	1,187
Net loss	—	—	—	(133,889)	—	—	(133,889)
Net loss attributable to non-controlling interest	—	—	—	—	(430)	—	(430)
Balance, March 31, 2025	104,150,510	$1,042	$905,576	$97,741	$27,701	$(44,365)	$987,695
Issuance of Class A common stock by American Bitcoin Corp., net of issuance costs	—	—	122,556	—	92,719	—	215,275
Issuance of common stock – stock option exercises	28,159	—	11	—	—	—	11
Issuance of common stock – restricted stock unit settlements	239,458	2	(2)	—	—	—	—
Stock-based compensation	—	—	7,640	—	—	—	7,640
Issuance of warrants by subsidiary	—	—	354	—	—	—	354
Non-controlling interest in American Bitcoin Corp.	—	—	(913)	—	930	—	17
Foreign currency translation adjustments	—	—	—	—	56	39,836	39,892
Net income	—	—	—	137,312	—	—	137,312
Net income attributable to non-controlling interest	—	—	—	—	171	—	171
Balance, June 30, 2025	104,418,127	$1,044	$1,035,222	$235,053	$121,577	$(4,529)	$1,388,367

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in USD thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net income	$3,164	$178,517
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	34,357	23,003
Amortization of operating right-of-use assets	1,261	577
Non-cash lease expense	1,226	804
Stock-based compensation	11,433	11,484
Equity in earnings of unconsolidated joint venture	(2,429)	(6,962)
Distributions of earnings from unconsolidated joint venture	—	11,000
Compute revenue related to Bitcoin mining	(42,656)	(44,269)
Hosting revenue earned in Bitcoin	—	(3,231)
Gains on digital assets	(105,246)	(202,732)
Deferred tax assets and liabilities	7,086	2,046
Non-cash income	—	(2,236)
Foreign exchange (gain) loss	(3,123)	1,679
Amortization of debt discount	225	2,795
Loss (gain) on sale of property and equipment	2,142	(190)
Gain on derivatives	(2,459)	(17,219)
Gain on other financial liability	(958)	—
Paid-in-kind interest expense	13,613	6,056
Loss on discontinued operations	—	9,364
Asset contribution costs	22,780	—
Changes in assets and liabilities:
Accounts receivable, net	(1,169)	213
Deposits and prepaid expenses	(19,580)	(527)
Equipment held for sale	—	3,907
Income taxes receivable	(1,354)	(1,706)
Accounts payable and accrued expenses	1,612	(10,763)
Deferred revenue	(52)	(2,146)
Operating lease liabilities	(2,509)	(1,574)
Deposit liability	—	(583)
Net cash used in operating activities	(82,636)	(42,693)

Investing activities
Proceeds from sale of digital assets	3,732	53,138
Purchases of property and equipment	(108,699)	(17,029)
Proceeds from sale of property and equipment	4,383	4,209
Additions to intangible assets	(896)	—
Cash paid to acquire investment in Ionic	—	(6,378)
Cash acquired on Far North JV acquisition	—	1,052
Net cash (used in) provided by investing activities	(101,480)	34,992

Financing activities
Proceeds from loans payable	—	14,849
Proceeds from notes payable	—	150,000
Net proceeds from covered call options premium	810	20,844
Repayments of loans payable	—	(32,347)
Debt issuance costs paid	—	(500)
Principal payments on finance lease	(970)	(359)
Payment of withholding tax on vesting of restricted stock units	—	(40)
Proceeds from the issuance of common stock – stock option exercises	138	415
Proceeds from the issuance of common stock – at-the-market offering, net of issuance costs	112,011	—
Proceeds from the issuance of Class A common stock - American Bitcoin Corp., net of issuance costs	205,275	—
Proceeds from other financial liability	3,500	—
Net cash provided by financing activities	320,764	152,862

Effect of exchange rate changes on cash, and restricted cash	69	(21)
Net increase in cash	136,717	145,140
Cash, beginning of period	85,635	30,957
Cash, and restricted cash, end of period	$222,352	$176,097

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

	Six Months Ended
	June 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$3,768	$3,743
Cash paid for income taxes	$106	$1,235

Non-cash transactions
Right-of-use assets obtained in exchange for operating lease liabilities	$197	$—
Mining revenue in accounts receivable, net	$—	$219
Property and equipment in accounts payable and accrued expenses	$85,814	$2,345
Net (loss) attributable to non-controlling interests	$(259)	$(493)
Assets acquired net of liabilities assumed on Far North JV acquisition, net of cash	$—	$7,691
Additional plant and equipment assumed after sale leaseback agreement	$—	$832
Issuance of common stock - restricted stock unit settlements	$4	$9
Cash injected into Far North JV from wholly-owned subsidiary	$—	$2,700
Issuance of warrants by subsidiary as finance lease payments	$1,803	$—
Digital assets received for the issuance of Class A common stock by American Bitcoin Corp.	$10,000	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

Nature of operations and corporate information

Hut 8 Corp. (together with its consolidated subsidiaries, the “Company,” “Hut 8,” “we,” “us,” or “our”) is an energy infrastructure platform that integrates Power, Digital Infrastructure, and Compute at scale to fuel next-generation, energy-intensive use cases such as Bitcoin mining and high-performance computing (“HPC”) across North America. The Company was incorporated in Delaware in January 2023. The Company acquires, designs, builds, manages, and operates data centers that power these energy-intensive workloads. As of June 30, 2025, the Company’s total energy capacity under management was 1,020 MW across fifteen sites: 665 MW across five Bitcoin mining sites in North America, 310 MW across four natural gas power generation facilities in Canada, 3 MW across five cloud and colocation data centers in Canada, and 42 MW at a non-operational site in Canada.

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

Based on the Company’s current and historical collection experience, management recorded allowances for doubtful accounts of $0.2 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2025 and December 31, 2024:

	Fair value measured at June 30, 2025
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	June 30,	active markets	inputs	inputs
(in USD thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Digital assets	$1,143,179	$1,143,179	$—	$—
Covered call options	(1,807)	—	(1,807)	—
Bitcoin redemption option	3,096	—	3,096	—
Other financial liability	(2,542)	—	—	(2,542)

	Fair value measured at December 31, 2024
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
(in USD thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Digital assets	$949,500	$949,500	$—	$—
Covered call options	(18,437)	—	(18,437)	—
Bitcoin redemption option	18,076	—	—	18,076

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

The Company estimates the fair value of its Bitcoin redemption option using the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the redemption option. The Company previously used the Black-Scholes pricing model and reflected the observable forward price of the underlying asset in the estimation of fair value but now uses the Black model as the forward price of the underlying asset is a direct input of the Black model. In addition, management’s assumption of the start of the redemption period, triggered by a shipment date of purchased property and equipment, was previously a significant unobservable input that has now resolved and is no longer a significant unobservable input. The Company previously determined that the Bitcoin redemption option was a Level 3 liability given a significant unobservable input was included in its valuation. As a result of the resolution of the previously significant unobservable input, the Company transferred the Bitcoin redemption option out of Level 3 into Level 2 during the six months ended June 30, 2025.

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

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s non-financial assets, including goodwill, intangible assets, operating lease right-of-use assets, and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. The Company had nil impairment from its continuing operations related to its non-financial assets and liabilities measured on a non-recurring basis during the three and six months ended June 30, 2025 and June 30, 2024, respectively. The Company had nil impairment on its discontinued operations related to the Drumheller site’s non-financial assets and liabilities measured on a non-recurring basis during the three and six months ended June 30, 2025. The Company recognized approximately nil and $6.1 million of impairment losses from its discontinued operations during the three and six months ended June 30, 2024, respectively. See the Impairment of long-lived assets and goodwill accounting policy below, as well as Note 4. Discontinued operations for further discussion.

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

Impairment of long-lived assets and goodwill

The Company reviews long-lived assets and goodwill for impairment at least annually, or more frequently whenever events or changes in circumstances indicate that the carrying value of such assets (or asset groups) may not be fully recoverable. The asset (or asset group) to be held and used that is subject to impairment review represents the lowest level of identifiable cash flows that is largely independent of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered unrecoverable, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Factors the Company considers that could trigger an impairment include, but are not limited to, the following: significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, and significant technological changes that could render the asset (or asset group) obsolete. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded as cost and expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three and six months ended June 30, 2025 and June 30, 2024, there was nil impairment from continuing operations. For the discontinued operations, there were nil impairment losses pertaining to the Company’s asset groups for the three months ended June 30, 2025 and June 30, 2024. There were nil and $6.1 million of impairment losses pertaining to the Company’s asset groups for the six months ended June 30, 2025 and June 30, 2024, respectively.

Derivatives

The Company accounts for the derivative contracts it enters into and the separated embedded derivative from the convertible note as follows:

Bitcoin redemption option

The Company has entered into an agreement to purchase property and equipment that includes a pledge of Bitcoin and a right to redeem the pledged Bitcoin for a certain period after the redemption period starts. The redemption period starts when the purchased property and equipment is shipped. The amount of Bitcoin that can be redeemed is pro-rata of the percentage of property and equipment shipped. This Bitcoin redemption option does not qualify as an accounting hedge under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Company carries the Bitcoin redemption option at fair value and any gains or losses are recognized in profit or loss, respectively.

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

The Company will recognize positions taken or expected to be taken in a tax return in the Consolidated Financial Statements when it is more-likely-than-not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company will recognize any interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of June 30, 2025 and December 31, 2024.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Net income (loss) per share attributable to common stockholders

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

Non-controlling interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity on the Company’s Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2025, non-controlling interests on the Company’s Unaudited Condensed Consolidated Balance Sheets consist of the 19.90% ownership by a non-affiliated party in Far North and 34.31% ownership by non-affiliated parties in American Bitcoin Corp. For more details, refer to Note 3. Acquisition of American Bitcoin Corp. and Non-Controlling interest section in Note 13. Stockholders’ equity.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below outlines the results of discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands)	2025	2024	2025	2024
Revenue:
Compute	$—	$2	$—	$981

Cost of revenue (exclusive of depreciation and amortization shown below):
Compute	—	1,546	—	3,895

Operating expenses:
Depreciation and amortization	—	—	—	169
General and administrative expenses	—	194	—	216
Impairment of long-lived assets	—	—	—	6,065
Total operating expenses	—	194	—	6,450

Loss from discontinued operations before taxes	—	(1,738)	—	(9,364)

Income tax benefit	—	—	—	—

Net loss	$—	$(1,738)	$—	$(9,364)

	Six Months Ended
Cash flows from Discontinued Operations	June 30,
(in USD thousands)	2025	2024
Operating cash flows used in discontinued operations	$—	$(3,243)

Assets and Liabilities of Discontinued Operations	June 30,	December 31,
(in USD thousands)	2025	2024
Assets	$199	$2,320
Liabilities	1,024	1,699

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Segment information

The following table presents revenue and cost of revenue for the Company’s reportable segments, reconciled to the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands)	2025	2024	2025	2024
Reportable segment revenue:
Power	$8,849	$10,530	$13,229	$20,468
Digital Infrastructure	15,819	5,264	17,136	11,108
Compute	34,295	15,795	50,413	47,933
Other	—	3,626	—	7,842
Eliminations	(17,664)	—	(17,664)	(395)
Total segment and consolidated revenue	$41,299	$35,215	$63,114	$86,956

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	5,635	5,449	9,263	9,082
Cost of revenue – Digital Infrastructure	13,827	4,331	15,386	8,960
Cost of revenue – Compute	17,516	8,670	30,988	26,356
Cost of revenue – Other	—	2,186	—	4,780
Eliminations	(15,202)	—	(15,202)	(395)
Total segment and consolidated cost of revenue	$21,776	$20,636	$40,435	$48,783

Reconciling items:
Depreciation and amortization	(19,458)	(11,531)	(34,357)	(23,003)
General and administrative expenses	(32,620)	(17,899)	(53,679)	(37,898)
Gains (losses) on digital assets	217,640	(71,842)	105,246	202,732
Gain (loss) on sale of property and equipment	312	—	(2,142)	190
Foreign exchange gain (loss)	3,114	720	3,123	(1,679)
Interest expense	(8,396)	(6,012)	(15,865)	(12,293)
Asset contribution costs	—	—	(22,780)	—
(Loss) gain on derivatives	(18,403)	17,219	2,459	17,219
(Loss) gain on other financial liability	(181)	—	958	—
Equity in earnings of unconsolidated joint venture	1,064	2,440	2,429	6,962
Income tax (provision) benefit	(27,574)	1,874	(7,369)	(2,522)
General and administrative expenses eliminations	2,462	—	2,462	—
Net income (loss) from continuing operations	$137,483	$(70,452)	$3,164	$187,881

Loss from discontinued operations (net of income tax benefit of nil, nil, nil, and nil, respectively)	—	(1,738)	—	(9,364)

Net income (loss)	137,483	(72,190)	3,164	178,517

Less: Net (income) loss attributable to non-controlling interest	(171)	324	259	493
Net income (loss) attributable to Hut 8 Corp.	$137,312	$(71,866)	$3,423	$179,010

The following table presents summarized information for revenue by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands)	2025	2024	2025	2024
Revenue
United States	$33,892	$23,095	$47,427	$60,026
Canada	7,407	12,120	15,687	26,930
Total revenue	$41,299	$35,215	$63,114	$86,956

The following table presents summarized information for long-lived assets by geographic area:

	June 30,	December 31,
(in USD thousands)	2025	2024
United States	$325,801	$156,843
Canada	55,911	64,838
Total Long-Lived Assets	$381,712	$221,681

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Digital assets

The following table presents the changes in the carrying amount of digital assets as of June 30, 2024 and June 30, 2025:

(in USD thousands)	Amount
Balance as of December 31, 2023	$388,510
Revenue recognized from Bitcoin mined	31,336
Hosting revenue received in Bitcoin	1,814
Mining revenue earned in prior period received in current period	292
Carrying value of Bitcoin sold	(37,929)
Change in fair value of Bitcoin	274,540
Carrying value of other digital assets sold	(407)
Change in fair value of other digital assets	34
Foreign currency translation adjustments	(9,295)
Balance as of March 31, 2024	$648,895
Revenue recognized from Bitcoin mined	13,914
Hosting revenue received in Bitcoin	1,417
Carrying value of Bitcoin sold	(15,209)
Change in fair value of Bitcoin	(71,842)
Foreign currency translation adjustments	(6,671)
Balance as of June 30, 2024	$570,504

Number of Bitcoin held as of June 30, 2024	9,102
Cost basis of Bitcoin held as of June 30, 2024	$348,213
Realized gains on the sale of Bitcoin for the three months ended June 30, 2024	$3,027
Realized gains on the sale of Bitcoin for the six months ended June 30, 2024	$7,458

Balance as of December 31, 2024	$949,500
Revenue recognized from Bitcoin mined	12,341
Carrying value of Bitcoin sold	(3,433)
Change in fair value of Bitcoin	(112,392)
Foreign currency translation adjustments	1,228
Balance as of March 31, 2025	$847,244
Revenue recognized from Bitcoin mined	30,318
Bitcoin contributed by American Bitcoin non-controlling interests during private placement	10,000
Carrying value of Bitcoin sold	(299)
Change in fair value of Bitcoin	217,646
Foreign currency translation adjustments	38,270
Balance as of June 30, 2025	$1,143,179

Number of Bitcoin held as of June 30, 2025	9,699
Number of Bitcoin pledged to BITMAIN as of June 30, 2025	968
Cost basis of Bitcoin held as of June 30, 2025	$510,071
Realized gains on the sale of Bitcoin for the three months ended June 30, 2025	$76
Realized gains on the sale of Bitcoin for the six months ended June 30, 2025	$904

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s digital assets are either held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company’s ownership and pledged as collateral under a borrowing arrangement or in connection with covered call options sold, or held by BITMAIN for the Bitcoin pledged in connection with the BITMAIN Purchase Agreement (as defined below) for miner purchases from them. The details of the digital assets are as follows:

	Amount		Number of digital assets
(in USD thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Current
Bitcoin pledged for miner purchase	103,744	92,389	968	968
Total current digital assets – pledged for miner purchase	103,744	92,389	968	968

Non-current
Bitcoin held in custody	819,194	525,235	7,644	5,648
Total non-current digital assets – held in custody	$819,194	$525,235	7,644	5,648

Non-current
Bitcoin pledged as collateral	220,241	331,876	2,055	3,555
Total non-current digital assets – pledged as collateral	220,241	331,876	2,055	3,555

Total digital assets	$1,143,179	$949,500	10,667	10,171

In November 2024, the Company entered into a purchase agreement with Bitmain Technologies Delaware Limited (together with its affiliates, “BITMAIN”) to purchase approximately 30,000 BITMAIN Antminer S21+ ASIC miners (as amended, the “BITMAIN Purchase Agreement”). In December 2024, in connection with the BITMAIN Purchase Agreement, the Company completed its Bitcoin pledge by depositing 968 Bitcoin into a segregated wallet with BITMAIN, which was originally subject to a three-month redemption right from the shipment date of the purchased ASIC miners, whereby the Company has the option to repurchase, with cash, the pledged Bitcoin at a mutually agreed upon fixed price. If the Company does not exercise this right within the redemption period, BITMAIN will retain full ownership of the pledged Bitcoin as consideration for the purchased ASIC miners. During the six months ended June 30, 2025, the Company amended the redemption period to end during the quarter ending September 30, 2025. In August 2025, the Company amended the redemption period to end during the quarter ending December 31, 2025.

As of June 30, 2025, the Company had pledged 968 Bitcoin with a fair value of $103.7 million, classified as Digital assets – pledged for miner purchase under current assets on its Unaudited Condensed Consolidated Balance Sheets. A corresponding liability of $100.9 million was recorded under Miner purchase liability under current liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets, reflecting its obligation to either redeem the pledged Bitcoin for cash or put it towards the purchase of ASIC miners by not redeeming the pledged Bitcoin at the end of the redemption period.

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

During the period from July 1, 2025 to August 6, 2025, the Company’s majority owned subsidiary, American Bitcoin, purchased approximately 1,726 Bitcoin for $205.6 million, at a weighted average price of approximately $119,120 per Bitcoin, to further expand its strategic Bitcoin reserve.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In August 2025, the Company’s majority owned subsidiary, American Bitcoin, entered into an On-Rack Sales and Purchase Agreement (the “ABTC BITMAIN Purchase Agreement”) with Bitmain Technologies Georgia Limited (“BITMAIN Georgia”) to purchase up to approximately 17,280 BITMAIN Antminer U3S21EXPH ASIC miners (collectively, the “BITMAIN Miners”) in one or more tranches, representing a total of approximately 14.86 exahash per second (“EH/s”), for a total purchase price of up to approximately $319.5 million (subject to adjustments, offsets and costs as set forth in the ABTC BITMAIN Purchase Agreement). Concurrently with the signing of the ABTC BITMAIN Purchase Agreement, American Bitcoin purchased 16,299 BITMAIN Miners, representing a total of approximately 14.02 EH/s, for a total purchase price of approximately $314.0 million, which was reduced by the application of a deposit and certain expenses of approximately $46.0 million previously paid to BITMAIN Georgia, through the pledge of approximately 2,234 Bitcoin at a mutually agreed upon fixed price. The remaining BITMAIN Miners must be purchased by American Bitcoin within two months of entering into the ABTC BITMAIN Purchase Agreement by paying cash and/or pledging additional Bitcoin. The Bitcoin pledged under the ABTC BITMAIN Purchase Agreement has a redemption period of 24 months from each pledge date.

Note 7. Property and equipment, net

The components of property and equipment were as follows:

(in USD thousands)	June 30, 2025	December 31, 2024
Mining infrastructure	$143,535	$41,308
Miners and mining equipment	164,999	77,486
Data center infrastructure	16,648	11,058
Computer and network equipment	9,115	8,025
Right-of-use assets - Finance lease	27,799	26,412
Leasehold improvements	1,963	680
Land and land improvements	18,752	263
Power plant assets	13,735	13,070
AI GPUs	42,573	39,324
Construction in progress	26,430	55,918
Property and equipment, gross	465,549	273,544
Less: Accumulated depreciation	(83,837)	(51,863)
Property and equipment, net	$381,712	$221,681

Depreciation and amortization expense related to property and equipment was $18.6 million and $10.5 million for the three months ended June 30, 2025 and June 30, 2024, respectively.

Depreciation and amortization expense related to property and equipment was $32.6 million and $21.4 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

Louisiana Land Purchase

In February 2025, the Company purchased 592 acres of land in West Feliciana Parish, Louisiana for $18.1 million in cash consideration.

Impairment of long-lived assets

On March 6, 2024, the Company announced the closure of its Drumheller site in Alberta, Canada. The Company further assessed the profitability of the site which indicated that an impairment triggering event had occurred. Accordingly, with the closure of the Drumheller site, the long-lived assets of the site were fully written down. This resulted in a write down of $6.1 million, which is reflected in the Loss from discontinued operations in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2024.

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

Note 8. Deposits and prepaid expenses

The components of deposits and prepaid expenses are as follows:

(in USD thousands)	June 30, 2025	December 31, 2024
Current
Miner purchase option	45,964	31,951
Prepaid insurance	2,143	4,359
Prepaid electricity	10,323	3,885
Deposits for infrastructure purchases	7,473	7,660
Other deposits	5,239	4,824
Total current deposits and prepaid expenses	$71,142	$52,679

Non-current
Deposits related to electricity supply under electricity supply agreement	7,109	7,279
Lease deposits	2,098	—
Other	265	607
Total non-current deposits and prepaid expenses	$9,472	$7,886

Total deposits and prepaid expenses	$80,614	$60,565

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

TZRC is a two-member operating joint venture where both members jointly control the essential areas of the entity’s business. The purpose of TZRC is to develop, construct, install, own, finance, rent, and operate one or more modular data centers located on or near renewable power sources for purposes of digital asset mining. The entity self-mines and provides hosting services. The Company assumed the role of property manager under a property management agreement (“PMA”) to provide day-to-day management and oversight services of TZRC’s data center facilities. The service contract has a term of 10 years and is automatically renewed for successive one-year terms unless either party provides written notice of non-renewal. As property manager, the Company is entitled to approximately $1.5 million per year, subject to downward adjustment based on capacity utilization of TZRC’s data centers. In addition, the PMA allows pass through costs on behalf of the Company, such as payroll and other incidental costs. Pass through costs for the three months ended June 30, 2025 and June 30, 2024 were approximately $0.8 million and $0.6 million, respectively. Pass through costs for the six months ended June 30, 2025 and June 30, 2024 were approximately $1.4 million and $1.0 million, respectively.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company accounts for its indirect 50% interest in TZRC using the equity method of accounting. For the three months ended June 30, 2025 and June 30, 2024, the Company recorded its ownership percentage of income of TZRC within Equity in earnings of unconsolidated joint venture in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for $0.7 million of net loss and $0.7 million of net income, respectively. For the six months ended June 30, 2025 and June 30, 2024, the Company recorded $1.1 million of net loss and $3.5 million of net income, respectively. The carrying value of the Company’s investment in TZRC was $84.4 million and $82.0 million as of June 30, 2025 and December 31, 2024, respectively, and is included in the Company’s Unaudited Condensed Consolidated Balance Sheets.

A summarized consolidated income statement for TZRC during the three and six months ended June 30, 2025 and June 30, 2024 are as follows:

Condensed Consolidated Income Statements
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands)	2025	2024	2025	2024
Total revenue, net	$30,532	$33,046	$64,445	$74,240
Gross profit	14,472	17,726	29,305	39,321
Net (loss) income	(1,358)	1,394	(2,114)	6,952
Net (loss) income attributable to investee	(679)	697	(1,057)	3,476

A summarized consolidated balance sheet for TZRC as of June 30, 2025 and December 31, 2024 follows:

Condensed Consolidated Balance Sheets
	June 30,	December 31,
(in USD thousands)	2025	2024
Cash	$107,096	$87,497
Total current assets	115,784	94,802
Property and equipment, net	68,529	97,519
Total other assets	34,391	34,489
Current liabilities	28,071	32,978
Noncurrent liabilities	13,003	14,087
Members equity	177,630	179,744

Note 10. Loans, notes payable, and other financial liabilities

Details of the Company’s loans, notes payable, and other financial liabilities are as follows:

(in USD thousands)			June 30,	December 31,
Issuance Date	Maturity Date	Interest Rate	2025	2024
TZRC Secured Promissory Note
December 6, 2022	April 8, 2027	15.25%	$90,784	$84,211

Coinbase Credit Facility
June 26, 2023	June 16, 2026	9.00(1)%	65,000	65,000

Coatue Note (convertible note)
June 28, 2024	June 28, 2029	8.00%	159,287	153,100

Other financial liability	(2)	(2)	2,542	—

Total principal balance			317,613	302,311
Less: unamortized discount and deferred financing costs			(1,504)	(1,726)
Total carrying amount			$316,109	$300,585
Less: current portion			64,938	64,965
Long-term portion			$251,171	$235,620
(1)	The interest rate as of December 31, 2024 for the Coinbase credit facility was 10.50%.
(2)	See Other financial liability below for additional information.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table outlines maturities of our long-term debt, including the current portion, as of June 30, 2025:

(in USD thousands)
Year ending December 31,
2025 (excluding the six months ended June 30, 2025)	$—
2026	65,000
2027	90,784
2028	—
2029	159,287
Thereafter	—
Total	$315,071

During the three months ended June 30, 2025 and June 30, 2024, total principal payments of the Company’s debt, exclusive of debt extinguishment, were nil and $2.9 million, respectively. During the three months ended June 30, 2025 and June 30, 2024, the Company recorded amortization of debt issuance costs, included in interest expense, of $0.1 million and $1.3 million, respectively. During the three months ended June 30, 2025 and June 30, 2024, interest expense was $8.2 million and $6.0 million, respectively.

During the six months ended June 30, 2025 and June 30, 2024, total principal payments of the Company’s debt, exclusive of debt extinguishment, were nil and $32.3 million, respectively. During the six months ended June 30, 2025 and June 30, 2024, the Company recorded amortization of debt issuance costs, included in interest expense, of $0.2 million and $2.8 million, respectively. During the six months ended June 30, 2025 and June 30, 2024, interest expense was $16.4 million and $12.3 million, respectively.

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

The stated interest on the TZRC Secured Promissory Note accrues at a rate per annum equal to the lesser of (a) a varying rate per annum equal to the sum of (i) the prime rate as published in The Wall Street Journal, plus (ii) 12.0% per annum, (b) 15.25% per annum and (c) the maximum rate of non-usurious interest permitted by law. The Company’s subsidiary has the option to defer the interest until maturity of the note under a paid-in-kind (“PIK”) payment option. The Company’s subsidiary elected to apply the PIK payment option. Accordingly, interest increases the principal amount of the TZRC Secured Promissory Note. PIK interest is payable upon maturity of the note in April 2027, unless or until any portion or all of the TZRC Secured Promissory Note is prepaid under the prepayment option discussed below. The Company’s subsidiary is also subject to post-default interest of an additional 2% upon occurrence of an event of default. The higher interest rate applies from the date of non-payment until such amount is paid in full. As of June 30, 2025 and December 31, 2024, the interest rate on the TZRC Secured Promissory Note was 15.25%.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2025, approximately $90.8 million in principal and PIK interest, exclusive of a $0.7 million discount, was outstanding under the TZRC Secured Promissory Note, with payment of principal and PIK interest due upon the first to occur of (a) the date that is five years from origination on April 8, 2022, (b) the date of any event of dissolution of TZRC, and (c) the date of the closing of certain events specified in TZRC’s governing documents.

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

On June 17, 2024, the Company entered into a second amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with Coinbase. The Second Amended and Restated Credit Agreement extended the final maturity date to June 16, 2025, modified the LTV thresholds for a margin call, margin release or breach of the Second Amended and Restated Credit Agreement, and modified the interest rate to a rate equal to (a) the greater of (x) the federal funds rate on the date of the applicable borrowing and (y) 3.25%, plus (b) 6.0%. Under the terms of the Second Amended and Restated Credit Agreement there was no guaranty by the Company of its subsidiary’s obligations. The Second Amended and Restated Credit Agreement also removes the right for Coinbase to deliver a partial repayment notice to Company if the Prevailing Market Value was less than the higher of (x) $25,000 and (y) 60% of the Prevailing Market Value on the effective date of the First Amended and Restated Credit Agreement.

On June 16, 2025, the Company entered into a third amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”) with Coinbase. The Third Amended and Restated Credit Agreement amended and restated the Second Amended and Restated Credit Agreement to, among other things: (i) extend the final maturity date to June 16, 2026; (ii) increase the principal amount by up to $65.0 million of additional borrowings available through July 30, 2025, if any, resulting in a total principal amount of up to $130.0 million; (iii) modify the interest rate such that amounts that are borrowed will bear interest at a rate equal to 9.0%; (iv) remove the right for Coinbase to receive an early termination fee for any repayment or prepayment by the Company prior to the final maturity date. The remaining material terms in the Third Amended and Restated Credit Agreement, including payment terms and acceleration provisions, remained in line with the terms included in the Second Amended and Restated Credit Agreement. Subsequent to June 30, 2025, the Company amended the Third Amended and Restated Credit Agreement with Coinbase to extend the availability period of additional principal borrowings from through July 30, 2025 to through the credit agreement’s final maturity date of June 16, 2026. As a part of this amendment, from September 30, 2025 to the final maturity date of this credit agreement, a 1.5% per annum commitment fee will be charged on any undrawn amounts.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2025, the Company has $65.0 million outstanding with Coinbase under the Third Amended and Restated Credit Agreement, exclusive of deferred financing costs of $0.06 million.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The remaining debt host contract is discounted by the initial fair value of the separated embedded derivative from convertible note of nil and is offset by issuance costs. The debt host contract of the convertible note is subsequently measured at amortized cost, and the debt discount and issuance costs are amortized to interest expense over the expected term of the host contract using the effective interest method. The convertible note has an effective interest rate of 8.23% and its contractual interest expense was $3.1 million and $6.2 million for the three and six months ended June 30, 2025, respectively. The amortization of debt discount and issuance costs for the three and six months ended June 30, 2025 was $0.03 million and $0.06 million, respectively. As of June 30, 2025, the convertible note had an outstanding principal amount of $159.3 million inclusive of PIK interest accrued, unamortized debt discount and issuance costs of $0.7 million, net carrying amount of $158.5 million, and fair value of $216.3 million. The fair value of the convertible note is estimated using the same method and inputs as the separated embedded derivative from convertible note as disclosed in Note 11. Derivatives. The Company determined that the convertible note is a Level 3 liability given an unobservable input is included in its valuation. The separated embedded derivative from convertible note was initially recorded at nil. See Note 11. Derivatives for a discussion of the separated embedded derivative from convertible note.

Other financial liability

In February 2025, a consolidated subsidiary of the Company entered into a simple agreement for future equity (“SAFE agreement”) for a purchase amount of $3.5 million with a related party entity controlled by a person related to a member of the issuing subsidiary’s management. Pursuant to the terms of the SAFE agreement, on the closing of equity financing while the SAFE agreement is outstanding, the SAFE agreement will automatically convert into the number of shares of preferred stock of the subsidiary equal to the purchase amount divided by the lowest price per share of the Standard Preferred Stock (as defined in the SAFE agreement). The SAFE agreement was classified as a liability pursuant to ASC 480. The SAFE agreement is subject to revaluation at the end of each reporting period, with changes in its fair value recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As of June 30, 2025, solely for the purposes of estimating the fair value of the SAFE agreement, the Company estimated an equity conversion probability of 70% within 12 months and a SAFE agreement liquidity event probability of 30% within 36 months. The Company also included the following inputs in estimating the fair value of the SAFE agreement using the PWERM:

June 30, 2025
Risk-free interest rate	3.7% - 4.1%
Credit spread	25.20%

The following table provides a summary of activity and change in fair value of the SAFE agreement (Level 3 liability):

	Three Months Ended	Six Months Ended
(in USD thousands)	June 30, 2025	June 30, 2025
Balance, beginning of period	$2,361	$—
Additions	—	3,500
Change in fair value	181	(958)
Balance, end of period	$2,542	$2,542

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Derivatives

The following table presents the Company’s Unaudited Condensed Consolidated Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		June 30, 2025		December 31, 2024
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin redemption option	Derivative asset	$3,096	$—	$18,076	$—
Covered call options	Derivative liability	—	1,807	—	18,437
Total derivatives		$3,096	$1,807	$18,076	$18,437

The following table presents the effect of derivatives on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

(in USD thousands)		Three Months Ended		Six Months Ended
Derivative	Statement of Operations Line	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Derivatives not designated as hedging instruments:
Bitcoin redemption option	(Loss) gain on derivatives	$(18,301)	$—	$(14,980)	$—
Covered call options	(Loss) gain on derivatives	(102)	17,219	17,439	17,219
Total derivatives		$(18,403)	$17,219	$2,459	$17,219

Bitcoin redemption option

During December 2024, the Company pledged approximately 968 Bitcoin with BITMAIN in connection with a purchase of approximately 30,000 BITMAIN Antminer S21+ ASIC miners. The Company has the option to redeem the pledged Bitcoin at a mutually agreed upon price, which started from the shipment date of the purchased ASIC miners and originally ended three months thereafter. The Company loses the right to redeem the pledged Bitcoin should the Company not redeem them by the end of the redemption period. During the six months ended June 30, 2025, the Company amended the redemption period to end during the quarter ending September 30, 2025. In August 2025, the Company amended the redemption period to end during the quarter ending December 31, 2025. The amount of Bitcoin that can be redeemed is pro-rata of the percentage of miners shipped on a compute power (hashrate) basis. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives. The Company previously accounted for this Bitcoin redemption option as a Level 3 derivative asset as of December 31, 2024 due to a significant unobservable input included in the fair value estimate of the Bitcoin redemption option, which was the estimated shipment date of the purchased ASIC miners. During the six months ended June 30, 2025, the shipment date was finalized and therefore was no longer an unobservable input.

The following table provides a summary of activity and change in fair value of the Company’s Bitcoin redemption option (previously a Level 3 derivative asset):

	Three Months Ended	Six Months Ended
(in USD thousands)	June 30, 2025	June 30, 2025
Balance, beginning of period	$—	$18,076
Transfer out of Level 3 (1)	—	(18,076)
Balance, end of period	$—	$—

(1) The Bitcoin redemption option was transferred out of Level 3 during the six months ended June 30, 2025 due to changes in the observability of inputs used in the valuation.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Covered call options

As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives, the Company has sold covered call options on Bitcoin to generate cash flow on a portion of its digital assets. The Company has pledged Bitcoin as collateral with one of its digital asset custodians, in a quantity equal to the notional amount, for these covered call options sold. The collateral is returned to the Company should the covered call options expire with the underlying reference price below their strike price. The covered call options are only exercisable upon the date of expiry, are automatically exercised if the underlying reference price is greater than the strike price of the call option, and are settled with delivery of the underlying Bitcoin. The reference price is the Coinbase exchange Bitcoin price quoted in U.S. dollars. Covered call options are carried at fair value and are Level 2 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement. During the six months ended June 30, 2025, covered call options on 1,500 Bitcoin notional expired with the underlying reference price below their strike price and the Company recorded a gain of $12.1 million. During the six months ended June 30, 2025, the Company rolled a covered call option on 500 Bitcoin notional for a covered call option on the same Bitcoin notional by exchanging its previously outstanding call option for a new call option. As a result of the roll, the Company received $0.8 million in cash and recorded a gain of $4.2 million. In July 2025, the Company sold an additional covered call option on 1,000 Bitcoin notional with the same features as above; this call option was rolled forward to a later expiry date for nil premium on the same Bitcoin notional.

Separated embedded derivative from convertible note

In June 2024, as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Convertible instruments and Note 10. Loans, notes payable, and other financial liabilities, the Company issued a convertible note with embedded derivatives and separated the Contingent Repurchase Right embedded derivative. The separated embedded derivative from convertible note was separated from its debt host contract and was accounted for as a derivative liability carried at fair value in accordance with ASC 815. As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement, the separated embedded derivative from convertible note is a Level 3 liability. A significant unobservable input included in the fair value estimate of the separated embedded derivative from convertible note is management’s estimate of the Contingent Repurchase Right’s probability of occurrence, which was remote as at inception and June 30, 2025. As such, the initial fair value of the separated embedded derivative from convertible note was nil and the fair value as of June 30, 2025 was nil.

As of June 30, 2025, the Company estimated the fair value of the separated embedded derivative from convertible note using the PDE Model with the following inputs and inputs noted in the paragraph above:

June 30, 2025
Dividend yield	—%
Implied volatility	80.80%
Risk-free interest rate	3.90%
Credit spread	18.70%

The following table provides a summary of activity and change in fair value of the Company’s separated embedded derivative from convertible note (Level 3 derivative liability), and there was no activity during the three and six months ended June 30, 2024:

	Three Months Ended	Six Months Ended
(in USD thousands)	June 30, 2025	June 30, 2025
Balance, beginning of period	$—	$—
Balance, end of period	$—	$—

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

The following table shows the right-of-use assets and lease liabilities as of June 30, 2025 and December 31, 2024:

(in USD thousands)	June 30, 2025	December 31, 2024
Right-of-use assets:
Operating leases	$20,057	$20,593
Finance leases	19,456	19,770
Total right-of-use assets	$39,513	$40,363

Lease liabilities:
Operating leases	$20,816	$21,364
Finance leases	25,070	23,700
Total lease liabilities	$45,886	$45,064

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

The lease agreement underlying the sale-leaseback transaction, as amended, included lease deferrals at a subsidiary of the Far North JV’s election whereby if a deferral was elected, the Far North JV would issue subsidiary Penny Warrants to the lessor as an additional lease payment. During the six months ended June 30, 2025, the subsidiary of the Far North JV elected to defer lease payments and issued 2,000,000 subsidiary Penny Warrants. See Note 13. Stockholders’ equity for further information on the subsidiary Penny Warrants. Upon elections to defer lease payments, the subsidiary of the Far North JV determined that the contingency upon the non-cash variable lease payments, being the subsidiary Penny Warrants, was resolved. As such, the non-cash variable lease payments were then included as lease payments under the lease and the subsidiary of the Far North JV remeasured the associated lease liability to reflect these lease payments with a corresponding adjustment to the associated right-of-use asset.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s lease costs are comprised of the following:

	Three Months Ended		Six Months Ended
(in USD thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating leases
Operating lease cost	$1,275	$586	$2,478	$1,253
Variable lease cost	242	255	479	517
Operating lease expense	1,517	841	2,957	1,770
Short-term lease expense	200	69	283	95
Total operating lease expense	1,717	910	3,240	1,865
Finance leases
Amortization of financed assets	1,471	187	2,897	374
Interest on lease obligations	641	20	1,292	42
Total finance lease expense	2,112	207	4,189	416
Total lease expense	$3,829	$1,117	$7,429	$2,281

The following table presents supplemental lease information:

	Six Months Ended
(in USD thousands)	June 30, 2025	June 30, 2024
Operating cash outflows – operating leases	$2,512	$1,400
Operating cash outflows – finance leases	$425	$42
Financing cash outflows – finance leases	$970	$359

Right-of-use assets obtained in exchange for operating lease liabilities	$197	$—
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$24,672

	Six Months Ended
(in USD thousands)	June 30, 2025	June 30, 2024
Weighted-average remaining lease term – operating leases	8.3	10.8
Weighted-average remaining lease term – finance leases	3.8	4.3
Weighted-average discount rate(1) – operating leases	11.6%	11.2%
Weighted average discount rate – finance leases	10.0%	9.9%

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

The following table presents the Company’s future minimum operating lease payments as of June 30, 2025:

Operating
(in USD thousands)	Leases
Remainder of 2025	$2,623
2026	5,071
2027	4,799
2028	4,444
2029	3,380
Thereafter	13,231
Total undiscounted lease payments	33,548
Less present value discount	(12,732)
Present value of operating lease liabilities	$20,816

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the Company’s future minimum finance lease payments as of June 30, 2025:

Finance
(in USD thousands)	Leases
Remainder of 2025	$4,217
2026	9,188
2027	6,891
2028	6,891
2029	2,767
Thereafter	—
Total undiscounted lease payments	29,954
Less present value discount	(4,884)
Present value of finance lease liabilities	$25,070

Note 13. Stockholders’ equity

Authorized shares

The Company’s certificate of incorporation, as amended, authorized 1,000,000,000 shares of common stock, par value of $0.01 per share, and 25,000,000 shares of preferred stock, par value of $0.01 per share.

Common stock

At-the-Market Offering (“2024 ATM”) and Stock Repurchase Programs

On December 4, 2024, the Company entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program, allowing the Company to offer and sell up to $500.0 million of its common stock from time to time. Concurrently, the Company launched a $250.0 million stock repurchase program enabling the Company to repurchase up to 4,683,936 shares of its common stock (representing 5.0% of the Company’s issued and outstanding common stock as of December 4, 2024) within twelve months of launch. During the six months ended June 30, 2025, the Company issued and sold 4,205,019 shares of its common stock under the 2024 ATM for gross proceeds of $113.1 million, incurred issuance costs of $1.1 million, and repurchased nil shares of its common stock under the stock repurchase program. During the period from July 1, 2025 to August 6, 2025, the Company issued and sold 1,000,000 shares of its common stock under the 2024 ATM for gross proceeds of $21.1 million and incurred issuance costs of $0.2 million.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Transactions involving the Company’s equity-classified warrants are summarized as follows:

		Weighted average	Weighted average
	Number of	exercise price	remaining contractual
(in thousands, except share and per share amounts)	shares	(per share)	life (in years)
Outstanding as of December 31, 2024	1,895	$53.45	1.70
Outstanding as of June 30, 2025	1,895	$53.45	1.20

Non-Controlling interest

During the six months ended June 30, 2025, American Bitcoin entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) for a private placement (the “Private Placement”) with certain accredited investors (collectively, the “Purchasers”). Pursuant to the Purchase Agreement, American Bitcoin agreed to sell and issue to the Purchasers shares of its Class A common stock, par value $0.0001 per share (the “ABTC Shares”), for gross proceeds of $200.0 million (up to maximum gross proceeds of $250.0 million to satisfy oversubscriptions). The closing of the Private Placement occurred on June 27, 2025. At the closing, American Bitcoin sold and issued 11,002,954 ABTC Shares for aggregate gross proceeds in cash and Bitcoin (as described below) of $220.1 million, and aggregate net proceeds of approximately $215.3 million after deducting certain fees and expenses incurred in connection with the Private Placement, including aggregate commissions of $4.8 million. $10.0 million worth of ABTC Shares were sold for consideration of Bitcoin in lieu of cash at an exchange rate of one Bitcoin to $104,000. Accordingly, the Company recorded $122.6 million to additional paid-in capital, representing the portion of the Private Placement attributable to the Company, and $92.7 million to non-controlling interest, representing the portion attributable to the non-controlling interest.

Subsidiary Penny Warrants

During the six months ended June 30, 2025, the Far North JV, a consolidated subsidiary of the Company, issued 2,000,000 Penny Warrants with an exercise price of less than one penny per share. These subsidiary Penny Warrants represent approximately 10% of Far North JV’s common stock outstanding on a non-diluted basis as of June 30, 2025, expire three years from issuance date, and entitle the holder to receive shares of a class of common stock of Far North JV upon exercise. All classes of common stock of Far North JV have equal rights to earnings on a per share basis. The Company accounts for its subsidiary’s Penny Warrants as equity instruments based on the specific terms of the subsidiary Penny Warrant agreements, and has recorded them in additional paid-in capital in equity based on their fair value on issuance. The subsidiary Penny Warrants are valued at inception, upon events such as an exercise, and at subsequent reporting periods if applicable. The classification of the subsidiary Penny Warrants, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period. The fair value of the subsidiary Penny Warrants is estimated on the date of issuance and is approximately equal to the fair value of the shares of a class of common stock underlying the subsidiary Penny Warrants given their exercise price represents little cash consideration.

The subsidiary Penny Warrants were issued in connection with finance lease payment deferral elections by a subsidiary of the Far North JV, and accordingly, the corresponding cost has been capitalized to the associated right-of-use asset in connection with lease remeasurements. The weighted average issuance-date fair value of the subsidiary Penny Warrants was $0.90 per share. See Note 12. Leases for further information on the issuance of the subsidiary Penny Warrants.

Transactions involving the Company’s equity-classified subsidiary Penny Warrants are summarized as follows:

	Number of	Weighted average	Aggregate	Weighted average
	shares of	exercise price	intrinsic	remaining contractual
(in USD thousands, except share and per share amounts)	Far North JV	(per share)	value	life (in years)
Outstanding as of December 31, 2024	—	$—	$—	—
Issued	2,000,000	(1)
Outstanding as of June 30, 2025	2,000,000	$(1)	$1,935	2.6

(1) Represents little cash consideration of less than a penny per share.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss), net of tax, is as follows:

	December 31,	Net	June 30,
(in USD thousands)	2024	Change	2025
Foreign currency translation adjustment gain (loss)	$(45,553)	$41,024	$(4,529)
Total	$(45,553)	$41,024	$(4,529)

Note 14. Stock-based compensation

In connection with the Business Combination, the Company adopted the Hut 8 Corp. 2023 Omnibus Incentive Plan (as amended, the “2023 Plan”), and Hut 8 Mining Corp. Omnibus Long-Term Incentive Plan (the “2018 Plan”). Under the 2023 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, deferred stock units, other stock-based awards, and stock bonuses of the Company can be granted to employees, consultants, and directors of the Company and its affiliates. Cancelled and forfeited awards are returned to the 2023 Plan for future awards. 23,710,307 shares of the Company’s common stock have been authorized and registered to be issued under the 2023 Plan. The 2018 Plan was originally established by Legacy Hut on February 15, 2018 to allow Legacy Hut to award stock options and restricted share units to employees, consultants, service providers, and directors of Legacy Hut and its affiliates, as well as deferred share units to employees and directors of Legacy Hut. 1,553,254 shares of common stock have been authorized and registered to be issued under the 2018 Plan.

As of June 30, 2025, only restricted stock units, deferred stock units, performance stock units, and stock options have been granted under the 2023 Plan.

The Company’s stock-based compensation expense recognized during the three and six months ended June 30, 2025 and June 30, 2024 is included in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands)	2025	2024	2025	2024
Stock options	$3,063	$676	$3,243	$1,625
Restricted stock units	2,072	4,171	3,365	7,569
Performance stock units	2,505	2,163	4,825	2,290
Total stock-based compensation	$7,640	$7,010	$11,433	$11,484

Stock options

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model for stock option grants without any market-based vest conditions, and using a Monte Carlo simulation model for stock option grants with any market-based vest condition.

In March 2025, the Company granted 1,000,000 stock options with an exercise price of $15.00 per share under the 2023 Plan with service-based and market-based vest conditions. These stock options vest upon the later of the end of each tranche’s service period and the derived service period based on the market-based vest condition per tranche, which is if the Company’s stock price, on a 20-consecutive-day volume-weighted average price basis, reaches a certain price during the period from grant date to approximately three years after grant date. The Company recognizes stock-based compensation expense associated with these stock options on a graded basis over the later of the stock options’ time-based service condition and market-based derived service period per tranche. Stock-based compensation expense associated with stock options with market-based vest conditions is not adjusted in future periods for the success or failure to achieve the specified market conditions. These stock options were modified shortly after their grant date to amend a termination vest clause, and the Company determined that there was no incremental fair value to recognize as additional compensation expense as of the modification date given only a termination vest clause was modified and accordingly no incremental compensation expense was required to be recognized.

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

Six Months Ended
June 30,
2025
Dividend yield	—%
Expected price volatility	120.00%
Risk-free interest rate	4.05%
Expected term (in years)	6.0

As of June 30, 2025 there were 640,960 unvested service-based options and 1,000,000 unvested service and market-based options.

A summary of stock options for the six months ended June 30, 2025 and June 30, 2024 is as follows:

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2024	2,961,929	$0.53	$59,120	7.7
Granted	1,000,000	15.00
Exercised	(355,363)	0.39	4,622
Forfeited, canceled, or expired	(68,093)	0.39
Outstanding as of June 30, 2025	3,538,473	$4.64	$49,411	6.8
Vested and exercisable as of June 30, 2025	1,897,513	$0.61	$34,139	7.2

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2023	4,513,375	$0.48	$58,150	8.8
Granted	—	—
Exercised	(1,063,417)	0.39	8,957
Forfeited or canceled	(59,044)	0.39
Outstanding as of June 30, 2024	3,390,914	$0.51	$49,172	8.2
Vested and exercisable as of June 30, 2024	1,399,128	$0.69	$20,091	8.0

The Company had approximately $0.3 million and $6.4 million of total unrecognized compensation expense expected to be recognized over a weighted-average remaining vesting period of approximately 1.0 years and 0.9 years related to stock options under the Hut 8 Corp. Rollover Option Plan and stock options under the 2023 Plan, respectively, as of June 30, 2025.

The grant-date fair value of stock options granted during the six months ended June 30, 2025 was $9.44 per share. No stock options were granted during the six months ended June 30, 2024.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table presents a summary of the activity of the service-based restricted stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2024	1,141,453	$10.62	$23,388
Granted	495,540	12.64
Vested	(379,733)	9.91	5,873
Forfeited	(154,934)	13.04
Unvested as of June 30, 2025	1,102,326	$11.43	20,503

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2023	1,554,347	$10.36	$20,735
Granted	660,991	8.35
Vested	(905,221)	9.60	8,205
Forfeited	(59,428)	12.05
Unvested as of June 30, 2024	1,250,689	$9.77	$18,748

The Company had approximately $7.1 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan and 2018 Plan that are settleable in shares of common stock of the Company as of June 30, 2025, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.3 years.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents a summary of the activity of the deferred stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Vested and outstanding as of December 31, 2024	73,954	$9.72	$1,515
Vested and outstanding as of June 30, 2025	73,954	$9.72	$1,376

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Vested and outstanding as of December 31, 2023	91,804	$9.73	$1,225
Redeemed	(17,850)	9.78	224
Vested and outstanding as of June 30, 2024	73,954	$9.72	$1,109

There was no remaining unrecognized compensation expense related to deferred stock units as of June 30, 2025.

Performance stock units

Performance stock units granted under the 2023 Plan entitle recipients to receive a number of shares of the Company’s common stock based on market, performance, and or service conditions as per each respective performance stock unit agreement. At the Company’s discretion, performance stock units may be settled in shares of common stock or cash in lieu of settling in shares or a combination of shares of common stock and cash. The Company currently does not intend to settle any performance stock units in cash or in a combination of shares of common stock and cash. During the six months ended June 30, 2025, the Company granted 1,114,060 performance stock units with performance-based vest conditions to certain employees, including to its Chief Executive Officer, Chief Strategy Officer, Chief Financial Officer, and Chief Legal Officer. During the six months ended June 30, 2024, the Company granted 1,552,432 market-based performance stock units to certain employees, including to its Chief Executive Officer, Chief Strategy Officer, and Chief Legal Officer.

The performance stock units granted during 2024 have market-based and service-based vest conditions. These performance stock units vest approximately three years from grant date and, as set forth in each applicable performance stock unit grant agreement, if the Company’s stock price, on a basis of the highest volume-weighted average stock price of the Company over a 20 consecutive trading day period during a certain measurement period, exceeds the Company’s 20 consecutive trading day volume-weighted average stock price as of a certain date by at least 50% or at least 100% (“VWAP Goal”), then the percentage of performance stock units eligible to vest is 100% or 200% of the number of performance stock units granted, respectively. Any performance stock units that become eligible to vest as per their respective agreements will vest at the end of their required service period. These performance stock units do not have interpolation conditions on the percentage of units that are eligible to vest.

The VWAP Goal is considered a “market condition” under ASC 718, and as such, the Company used a Monte Carlo simulation model to determine the grant-date fair value of performance stock units with a market condition. The Monte Carlo simulation takes into account the probability that the market condition will be achieved based on predicted stock price paths of the Company in addition to the below assumptions for the performance stock units granted during the six months ended June 30, 2024:

Six Months Ended
June 30,
2024
Dividend yield	—%
Expected price volatility	115%
Risk-free interest rate	4.38 – 4.84%
Expected term (in years)	2.9 – 3.0

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The performance stock units granted during the six months ended June 30, 2025 include performance-based and service-based vest conditions. In April 2025, the Company granted 240,698 performance stock units, including to its Chief Financial Officer and Chief Legal Officer, with varying performance-based vest conditions. All but two of these grants had three performance-based vest conditions with 100% of the units eligible to vest upon the achievement of at least one of three performance targets and 200% of the units eligible to vest upon the achievement of two out of the three performance targets; the performance targets for such grants were based on the achievement of certain site development, commercialization, and earnings targets during a specified reference period. A grant was also issued to an employee with a performance-based vest condition of sourcing a site with a certain committed utility load; upon satisfaction of the performance-based vest condition, 25% of the units will vest, and thereafter the remaining performance stock units will vest in equal annual installments for a three-year period. A grant was issued to an employee with a performance-based vest condition of achieving a certain operational milestone for a subsidiary of the Company and certain earnings targets. All of the performance stock units granted had a service condition requiring continuous employment with the Company while the performance-based vest conditions are satisfied.

In June 2025, the Company granted 873,362 performance stock units to its Chief Executive Officer and Chief Strategy Officer with an approximately three-year service period and performance-based vest conditions as follows: one third of units are eligible to vest for each of the three performance conditions and the three payout tiers for each performance condition are 80%, 100%, or 300% of the units eligible to vest, with linear interpolation between 100% and 300% on the operational and earnings-related performance conditions noted below. The three performance conditions are as follows: (1) the Company enters into new agreements to commercialize new facilities based on the achievement of certain target levels for the energy capacity of such commercialized sites, (2) the Company achieves certain earnings targets, and (3) a subsidiary of the Company achieves certain financing and transactional milestones. In June 2025, 127,890 performance stock units granted in April 2025 to 20 employees, including to the Company’s Chief Financial Officer and Chief Legal Officer, were modified to have the same performance and service-based vest conditions, units eligible to vest, and payout tiers as the performance stock units granted in June 2025 to the Company’s Chief Executive Officer and Chief Strategy Officer. Immediately prior to the modification, the modified performance stock units were not probable of vesting, and accordingly no stock-based compensation expense was recorded. The total incremental compensation cost expected to be recognized under these modified performance stock units, as of the date of the modification, was $2.0 million over a weighted-average remaining vesting period of approximately 3.0 years.

The Company recognizes stock-based compensation expense associated with performance stock unit awards on a graded basis over the later of the awards’ time-based service condition and, if applicable, market-based derived service period per tranche. Stock-based compensation expense associated with performance stock units with market-based vest conditions is not adjusted in future periods for the success or failure to achieve the specified market conditions, and for awards with performance-based vest conditions, it is only recognized if the performance-based vest conditions are considered probable of being satisfied.

The following table presents a summary of the activity of the performance stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2024	1,602,609	$17.56	$65,675
Granted	1,114,060	17.69
Forfeited	(48,517)	12.37
Unvested as of June 30, 2025	2,668,152	$17.71	$75,086

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2023	—	$—	$—
Granted	1,552,432	17.24
Unvested as of June 30, 2024	1,552,432	$17.24	$46,542

As of June 30, 2025, unrecognized stock-based compensation expense related to the Company’s performance stock units was $32.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.0 years.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Subsequent awards

In August 2025, the Company granted 250,303 restricted stock units with service-based vest conditions and modified the vest conditions of 67,160 stock options.

Note 15. Net income (loss) per share of common stock

Basic and diluted net income (loss) per share attributable to common stockholders is computed in accordance with Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Net income (loss) per share attributable to common stockholders.

The following table presents potentially dilutive securities that were not included in the computation of diluted net (loss) income per share of common stock as their inclusion would have been anti-dilutive and or their issuance upon satisfying a contingency, if applicable, was not satisfied or deemed satisfied as of period end:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options (1)	1,000,000	3,390,914	1,000,000	23,000
Restricted stock units	43,077	1,250,689	95,473	144,200
Deferred stock units	—	73,954	—	—
Performance stock units (2)	1,096,707	1,552,432	1,096,707	1,552,432
Warrants	1,895	1,895	1,895	1,895
Convertible note and separated embedded derivative from convertible note	—	9,155,230	9,715,476	—
Total	2,141,679	15,425,114	11,909,551	1,721,527

(1) 1,000,000 stock options with market-based vest conditions that were outstanding during the three and six months ended June 30, 2025 were not included in the computation of diluted net income (loss) per share of common stock given their market-based vest conditions were not met if the reporting period end was deemed the end of the stock options’ performance period for FASB ASC Topic 260, Earnings Per Share (“ASC 260”) purposes.

(2) 749,844 performance stock units with performance-based vest conditions that were outstanding during the three and six months ended June 30, 2025 were not included in the computation of diluted net income (loss) per share of common stock given their performance-based vest conditions were not met if the reporting period end was deemed the end of the awards’ vest period for ASC 260 purposes.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a reconciliation of the denominator of the basic and diluted net income (loss) per share of common stock computations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Hut 8 Corp.	$137,312	$(71,866)	$3,423	$179,010
Less: loss from discontinued operations (net of income tax benefit of nil, nil, nil, and nil, respectively)	—	1,738	—	9,364
Subsidiary Penny Warrant adjustment to net income from continuing operations attributable to Hut 8 Corp. – basic (1)	195	—	285	—
Net income (loss) from continuing operations attributable to Hut 8 Corp. – basic	$137,507	$(70,128)	$3,708	$188,374
Effect of dilutive shares on net income (loss):
Effect of convertible note and separated embedded derivative from convertible note, net of tax	2,366	—	—	45
Net income (loss) from continuing operations attributable to Hut 8 Corp. – diluted	$139,873	$(70,128)	$3,708	$188,419
Loss from discontinued operations (net of income tax benefit of nil, nil, nil and nil, respectively) attributable to Hut 8 Corp.	$—	$(1,738)	$—	$(9,364)

Denominator:
Weighted average shares of common stock outstanding – basic	104,246,041	90,192,842	103,554,237	89,671,344
Dilutive impact of outstanding equity awards	5,245,650	—	5,515,971	4,329,951
Dilutive impact of convertible note	9,527,070	—	—	150,844
Weighted average shares of common stock outstanding – diluted	119,018,761	90,192,842	109,070,208	94,152,139
Net income (loss) per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp. (2)	$1.32	$(0.78)	$0.04	$2.10
Basic from discontinued operations attributable to Hut 8 Corp. (3)	$—	$(0.02)	$—	$(0.10)
Diluted from continuing operations attributable to Hut 8 Corp. (4)	$1.18	$(0.78)	$0.03	$2.00
Diluted from discontinued operations attributable to Hut 8 Corp. (5)	$—	$(0.02)	$—	$(0.10)

(1) Calculated as the difference between Far North Power Corp.’s, a consolidated subsidiary that issued Penny Warrants, net loss attributable to Hut 8 Corp. under ASC 260 inclusive of the impact of the Penny Warrants less Far North Power Corp.’s net loss attributable to Hut 8 Corp.

(2) Calculated as net income (loss) from continuing operations attributable to Hut 8 Corp. – basic, divided by weighted average shares of common stock outstanding – basic

(3) Calculated as loss from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – basic

(4) Calculated as net income (loss) from continuing operations attributable to Hut 8 Corp. – diluted, divided by weighted average shares of common stock outstanding – diluted

(5) Calculated as loss from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – diluted

Note 16. Income taxes

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

For the three months ended June 30, 2025, the Company’s income tax expense and effective tax rate were $27.6 million and 16.7%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to the Company’s non-taxable portion of gains on digital assets and subpart F income (foreign income earned by a controlled foreign corporation that will be taxed to the US taxpayer, regardless of any distribution). For the three months ended June 30, 2024, the Company’s income tax benefit and effective tax rate were $1.9 million and 2.6%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to the Company’s non-taxable portion of gains on digital assets.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the six months ended June 30, 2025, the Company’s income tax expense and effective tax rate were $7.4 million and 70.0%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to non-taxable portion of gains on digital assets, Subpart F income, and American Bitcoin non-deductible asset contribution costs. For the six months ended June 30, 2024, the Company’s income tax expense and effective tax rate were $2.5 million and 1.3%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to the Company’s non-taxable portion of gains on digital assets.

The Company is subject to U.S. federal income taxes as well as income taxes in various state jurisdictions and in Canada. The Company’s tax returns for tax years beginning 2021 remain subject to potential examination by the taxing authorities.

Note 17. Concentrations

The Company has only mined Bitcoin during the three and six months ended June 30, 2025 and June 30, 2024. Therefore, 100% of the Company’s digital asset mining revenue within its Compute segment is related to one digital asset. The Company used two mining pool operators during the three and six months ended June 30, 2025 and June 30, 2024.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international), and provisions allowing accelerated tax deductions for qualified property and research expenditures. The Company continues to evaluate the impact of OBBBA on its financial position.

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

Business Overview

Hut 8 is an energy infrastructure platform that integrates power, digital infrastructure, and compute at scale to fuel next-generation, energy-intensive use cases such as Bitcoin Mining and HPC. We take a power-first, innovation-driven approach to developing, commercializing, and operating the critical infrastructure that underpins the breakthrough technologies of today and tomorrow. Beginning April 1, 2025, Bitcoin Mining operations reported under our Compute segment generally operate through our majority owned subsidiary, American Bitcoin Corp. (“American Bitcoin”).

Q2 2025 Highlights

●	Miner Fleet Upgrade. We completed the deployment of new-generation ASIC miners across our facilities on April 4, 2025. These upgrades contributed to a significant increase in deployed hashrate and improvement in fleet efficiency. Upon completion of the fleet upgrade, our deployed hashrate was approximately 9.3 EH/s with a fleet efficiency of approximately 20 J/TH.
●	American Bitcoin Go-Public Transaction. In May 2025, American Bitcoin entered into a definitive merger agreement to go public with Gryphon Digital Mining, Inc. (Nasdaq: GRYP) (“Gryphon”) pursuant to which Gryphon will acquire American Bitcoin in a stock-for-stock merger transaction (the “ABTC Merger”). At the closing of the ABTC Merger, the issued and outstanding capital stock of American Bitcoin will be canceled and converted into the right to receive newly issued stock representing, in the aggregate, approximately 98% of the issued and outstanding stock of Gryphon as of immediately following the ABTC Merger. Upon the completion of the ABTC Merger, Gryphon is expected to be renamed “American Bitcoin Corp,” and is expected to trade on Nasdaq under the ticker symbol “ABTC.” Immediately following the completion of the ABTC Merger transaction, we will beneficially own a majority of the issued and outstanding capital stock of the combined company. Following the ABTC Merger transaction, we will continue to serve as American Bitcoin’s exclusive infrastructure and operations partner through a series of long-term commercial agreements expected to generate stable, contracted revenue streams in our Power and Digital Infrastructure segments.
●	Coinbase Loan. On June 16, 2025, we entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”) with Coinbase Credit, Inc. (“Coinbase”) to, among other things, amend and expand our Bitcoin-backed credit facility from $65.0 million to up to $130.0 million, available through July 30, 2025, and extend the maturity date to June 16, 2026. Additionally, the interest rate structure was converted to a fixed interest rate of 9.0%, compared to a stated interest rate ranging from 10.5% to 11.5% between the quarter ended December 31, 2023 and the quarter ended March 31, 2025.
●	American Bitcoin Private Placement. In June 2025, American Bitcoin issued and sold 11,002,954 shares of its Class A common stock for aggregate gross proceeds in cash and Bitcoin of $220.1 million, and aggregate net proceeds of approximately $215.3 million after deducting certain fees and expenses incurred in connection with the issuance, including aggregate commissions of $4.8 million. $10.0 million worth of the shares were sold for consideration of Bitcoin in lieu of cash at an exchange rate of one Bitcoin to $104,000. During the period from July 1, 2025 to August 6, 2025, American Bitcoin used $205.6 million of these proceeds to purchase approximately 1,726 Bitcoin, at an weighted average price of approximately $119,120 per Bitcoin, to further expand its strategic Bitcoin reserve.

●	Energization of Vega Facility. At the end of Q2 2025, we completed the initial energization of our Vega facility in the panhandle of Texas. The single-building facility, spanning 162,000 square feet, is powered by 205 MW of nameplate capacity behind-the-meter by a wind farm and front-of-the-meter by the ERCOT grid. At full energization, Vega is expected to support up to approximately 15 exahash per second (“EH/s”) of direct-to-chip liquid cooling BITMAIN U3S21EXPH servers for Bitcoin mining ASIC compute. BITMAIN is the client for all of the approximately 15 EH/s under an ASIC colocation agreement. Additionally, under this ASIC colocation agreement we have an option to purchase all or a portion of the colocated miners at a fixed price within six months of their energization.
●	Far North Capacity Contract Awards. At the end of Q2 2025, each of our four natural gas-fired power plants in Ontario (the “Power Plants”) were awarded five-year capacity contracts with the Ontario Independent Electricity System Operator (“IESO”). The Power Plants are owned and operated by Far North Power Corp. (“Far North JV”), a majority owned subsidiary of Hut 8 Corp. The contracts were awarded following successful bids submitted into the competitive IESO Medium-Term 2 capacity auction and will commence on May 1, 2026. The contracted assets total 310 MW of nameplate capacity across the four Power Plants. The contracts include a weighted average capacity payment of approximately C $530 per MW-business day in Year 1, with partial inflation indexation that allows for potential increases over time.

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

Block reward and halving

The current Bitcoin reward for solving a block is 3.125 Bitcoin. The Bitcoin network is programmed such that the Bitcoin block reward is halved every 210,000 blocks mined, or approximately every four years. This reduction in reward spreads out the release of Bitcoin over a long period of time as fewer Bitcoin are mined with each halving event. Bitcoin halving events impact the number of Bitcoin that we generally mine through American Bitcoin which, in turn, may have a potential impact on our results of operations. The last halving event occurred in April 2024, and the next halving event is expected to occur in 2028.

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

The following table presents our key performance indicators for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Energy capacity under management(1)	1,020 MW	1,117 MW	1,020 MW	1,117 MW
Energy cost per MWh	$39.82	$31.71	$44.39	$35.40
Number of Bitcoin in strategic reserve(2)	10,667	9,102	10,667	9,102
(1)	Energy capacity under management includes all Power assets: Power Generation, Managed Services, ASIC Colocation, CPU Colocation, Bitcoin Mining, Data Center Cloud, and non-operational sites.
(2)	Number of Bitcoin in strategic reserve includes Bitcoin held in custody, pledged as collateral, or pledged for a miner purchase under an agreement with BITMAIN.

Energy cost per MWh

Our management reviews the energy cost per MWh to better understand cost efficiency, operational performance, and identify opportunities for overall profitability improvements. Energy cost per MWh is calculated by dividing our total energy expense by the total MWh utilized at our facilities during the respective periods and includes our net share of a 50/50 joint venture for a site with a facility in McCamey, Texas (the “King Mountain JV”).

Energy cost per MWh for the three months ended June 30, 2025 was $39.82 compared to $31.71 for the three months ended June 30, 2024. The increase was primarily due to an increase in emission credit purchases, which we purchase in order to offset the emissions from our energy consumption, as well as an uptick in MWhs consumed and higher power prices during the three months ended June 30, 2025.

Energy cost per MWh for the six months ended June 30, 2025 was $44.39 compared to $35.40 for the six months ended June 30, 2024, and the increase was primarily due to fixed transmission and distribution charges at our Medicine Hat site that continued during downtime while fleet upgrades occurred, as well as higher seasonal pricing at our sites located in Texas.

Number of Bitcoin in strategic reserve

Number of Bitcoin in strategic reserve represents the number of Bitcoin we own as of each reporting period end date, which is the aggregate number of our Bitcoin held in custody, pledged as collateral, or pledged for a miner purchase. We have the ability to leverage our Bitcoin in strategic reserve as a flexible financial asset to fund growth initiatives, optimize our balance sheet, and capitalize on emerging market opportunities. Our management uses this metric to assess the value of our Bitcoin in strategic reserve and determine when and how to deploy said reserve, including whether to continue to hold the Bitcoin. As of June 30, 2025, we had 10,667 Bitcoin in strategic reserve compared to 9,102 Bitcoin held in strategic reserve as of June 30, 2024. The increase was attributable to additional Bitcoin mined over the year as well as an at-market purchase of Bitcoin in December 2024. As of June 30, 2025, of the 10,667 in our strategic reserve, 404 Bitcoin was held by American Bitcoin.

Energy capacity under management

Energy capacity under management comprises all power assets: Power Generation, Managed Services, ASIC Colocation, CPU Colocation, Bitcoin Mining, Data Center Cloud, and non-operational sites. Management reviews this metric to assess total energy capacity utilization across our operations to drive an efficient allocation of resources.

Energy capacity under management as of June 30, 2025 was 1,020 MW compared to 1,117 MW as of June 30, 2024. The decrease was due to the loss of our Managed Services contract with Ionic for five sites that consisted of 302 MW, partially offset by the addition of our Vega site, which has 205 MW of nameplate capacity.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA to evaluate our business, measure our performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), adjusted for impacts of interest expense, income tax provision or benefit, depreciation and amortization, our share of unconsolidated joint venture depreciation and amortization, foreign exchange gain or loss, gain or loss on sale of property and equipment, gain or loss on derivatives, gain or loss on other financial liability, the removal of non-recurring transactions, asset contribution costs, loss from discontinued operations, (income) loss attributable to non-controlling interests, and stock-based compensation expense in the period presented. You are encouraged to evaluate each of these adjustments and the reasons our Board and management team consider them appropriate for supplemental analysis.

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

Managed Services

Our Managed Services business provides institutional partners with an end-to-end partnership model for energy infrastructure development, including:

●	Project inception: site design, procurement, and construction management;
●	Project operationalization: software automation, process design, personnel hiring, and team training;
●	Revenue management: utilities contracts, hosting operations, and customer management;
●	Project optimization: energy portfolio optimization and strategic initiatives; and/or
●	Compliance and reporting: finance, accounting, and safety

Cash flows are generated through a fee structure that is typically fixed based on power capacity under management, with reimbursement of passthrough costs. In addition to the fixed fee, under certain agreements, further cash flows may be driven from incentive bonuses and certain energy management services.

As of June 30, 2025, we managed 280 MW of energy capacity under this program at one site in the United States owned by the King Mountain JV.

Starting April 1, 2025, we began operating as the exclusive provider of managed services to American Bitcoin via the execution of a Master Managed Services Agreement (“MSA”). Under the MSA, we provide American Bitcoin with management, oversight, strategy, compliance, operational, and the other services for American Bitcoin’s mining operations colocated at our facilities. The fee structure includes a fixed monthly fee based on the power capacity of each facility, as well as designated site level reimbursements. As American Bitcoin is a consolidated subsidiary, all fees under the MSA are eliminated in consolidation.

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

During 2024, we entered into a new ASIC Colocation contract with BITMAIN. The agreement features a fixed hosting fee with an option for us to purchase all or a portion of the hosted machines in up to three tranches at a fixed price within six months of energization of the relevant tranches. BIMAIN miners will be hosted at our Vega site, which completed its first energization at the end of June 2025.

Starting April 1, 2025, we began operating as the exclusive provider of ASIC colocation services to American Bitcoin via the execution of a Master Colocation Services Agreement (“CSA”). Under the CSA, we provide ASIC colocation services for American Bitcoin’s miners at our facilities. The fee structure typically includes a fixed monthly fee based on the power capacity of each facility, as well as infrastructure related site level reimbursements. As American Bitcoin is a consolidated subsidiary, all fees under the CSA are eliminated in consolidation.

Compute

The Compute business segment consists of Bitcoin Mining, GPU-as-a-Service, and Data Center Cloud operations.

Bitcoin Mining

Currently, one of our largest revenue streams is derived from Bitcoin Mining.

Our Bitcoin Mining business spanned four sites as of June 30, 2025:

●	three sites with facilities we own and/or lease, and operate: (1) Alpha (Niagara Falls, New York), (2) Medicine Hat (Medicine Hat, Alberta), and (3) Salt Creek (Orla, Texas); and
●	one site that we own 50% of through a joint venture, King Mountain (McCamey, Texas).

Until April 30, 2024, we also had Bitcoin Mining operations hosted at Kearney, Nebraska and Granbury, Texas. We also previously mined Bitcoin at a site in Drumheller, Alberta, which has been non-operational since March 2024. The closure was due to the site’s lack of profitability as a result of several factors, mostly elevated energy costs and underlying voltage issues. We will consider re-energizing Drumheller if market conditions improve.

Bitcoin rewards are received from mining activity through third-party mining pool operators, which allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. We provide computing power to mining pools, which use this computing power to operate nodes and validate blocks on the blockchain. The pools then distribute our pro-rata share of Bitcoin mined to us based on the computing power we contribute.

During February and March 2025, our mining activity was reduced due to a planned fleet upgrade, which was completed on April 4, 2025. During the quarter ended June 30, 2025, the fleet upgrade resulted in higher efficiency Antminer S21+ miners which improved Bitcoin Mining operations.

On March 31, 2025, we launched American Bitcoin. Beginning April 1, 2025, Bitcoin Mining operations previously reported under our Compute segment remain under this segment but operate generally through the American Bitcoin brand.

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

Results of Operations

Three Months Ended June 30, 2025 and 2024

	Three Months Ended
	June 30,		Increase
(in USD thousands)	2025	2024	(Decrease)
Revenue:
Power	$5,492	$10,530	$(5,038)
Digital Infrastructure	1,512	5,264	(3,752)
Compute	34,295	15,795	18,500
Other	—	3,626	(3,626)
Total revenue	41,299	35,215	6,084

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	5,000	5,449	(449)
Cost of revenue – Digital Infrastructure	2,120	4,331	(2,211)
Cost of revenue – Compute	14,656	8,670	5,986
Cost of revenue – Other	—	2,186	(2,186)
Total cost of revenue	21,776	20,636	1,140

Operating expenses (income):
Depreciation and amortization	19,458	11,531	7,927
General and administrative expenses	30,158	17,899	12,259
(Gains) losses on digital assets	(217,640)	71,842	(289,482)
(Gain) loss on sale of property and equipment	(312)	—	(312)
Total operating (income) expenses	(168,336)	101,272	(269,608)
Operating income (loss)	187,859	(86,693)	274,552

Other income (expense):
Foreign exchange gain	3,114	720	2,394
Interest expense	(8,396)	(6,012)	(2,384)
(Loss) gain on derivatives	(18,403)	17,219	(35,622)
Loss on other financial liability	(181)	—	(181)
Equity in earnings of unconsolidated joint venture	1,064	2,440	(1,376)
Total other (expense) income	(22,802)	14,367	(37,169)

Income (loss) from continuing operations before taxes	165,057	(72,326)	237,383

Income tax (provision) benefit	(27,574)	1,874	(29,448)

Net income (loss) from continuing operations	$137,483	$(70,452)	$207,935

Loss from discontinued operations (net of income tax of nil and nil, respectively)	—	(1,738)	1,738

Net income (loss)	137,483	(72,190)	209,673

Less: Net (income) loss attributable to non-controlling interests	(171)	324	(495)
Net income (loss) attributable to Hut 8 Corp.	$137,312	$(71,866)	$209,178

Net income (loss)	$137,483	$(72,190)	$209,673
Other comprehensive income (loss):
Foreign currency translation adjustments	39,892	(7,362)	47,254
Total comprehensive income (loss)	177,375	(79,552)	256,927
Less: Comprehensive (income) loss attributable to non-controlling interest	(227)	423	(650)
Comprehensive income (loss) attributable to Hut 8 Corp.	$177,148	$(79,129)	$256,277

Adjusted EBITDA reconciliation:

	Three Months Ended
	June 30		Increase
(in USD thousands)	2025	2024	(Decrease)
Net income (loss)	$137,483	$(72,190)	$209,673
Interest expense	8,396	6,012	2,384
Income tax provision (benefit)	27,574	(1,874)	29,448
Depreciation and amortization	19,458	11,531	7,927
Share of unconsolidated joint venture depreciation and amortization (1)	5,543	7,837	(2,294)
Foreign exchange gain	(3,114)	(720)	(2,394)
Gain on sale of property and equipment	(312)	—	(312)
Loss (gain) on derivatives	18,403	(17,219)	35,622
Loss on other financial liability	181	—	181
Non-recurring transactions (2)	3,739	21	3,718
Loss from discontinued operations (net of income tax benefit of nil and nil, respectively)	—	1,738	(1,738)
(Income) loss attributable to non-controlling interests	(3,786)	324	(4,110)
Stock-based compensation expense	7,640	7,010	630
Adjusted EBITDA	$221,205	$(57,530)	$278,735

(1) Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 323. See Note 9. Investments in unconsolidated joint venture of our Unaudited Condensed Consolidated Financial Statements for further detail.

(2) Non-recurring transactions for the three months ended June 30, 2025 primarily represent approximately $3.5 million of American Bitcoin related transaction costs, and $0.2 million of restructuring costs. Non-recurring transactions for the three months ended June 30, 2024 represent approximately $1.5 million of miner relocation costs, $0.7 million of restructuring costs, offset by a $2.2 million tax refund.

Revenue

Total revenue for the three months ended June 30, 2025 and 2024 was $41.3 million and $35.2 million, respectively, and consisted of Power, Digital Infrastructure, Compute, and Other.

Power

Power revenue was $5.5 million and $10.5 million for the three months ended June 30, 2025 and 2024, respectively. This $5.0 million decrease was primarily driven by a $7.8 million decrease in Managed Services revenue due to the termination of the Ionic managed services agreement in December 2024. This decrease was partially offset by a $2.8 million increase in electricity sales through the Far North JV due to an increase in electricity demand in the current year period.

Digital Infrastructure

Digital Infrastructure revenue was $1.5 million and $5.3 million for the three months ended June 30, 2025 and 2024, respectively. This $3.8 million decrease was primarily driven by a $3.8 million decrease in ASIC Colocation revenue as a result of the termination of our colocation agreement with Ionic during the fourth quarter of 2024.

Compute

Compute revenue was $34.3 million and $15.8 million for the three months ended June 30, 2025 and 2024, respectively. This $18.5 million increase was primarily driven by a $16.4 million increase in Bitcoin Mining revenue (which is under American Bitcoin beginning April 1, 2025), largely due to increased mining efficiencies at our Medicine Hat and Salt Creek sites as a result of our fleet upgrade, which not only involved the installation of higher-efficiency machines, but also targeted infrastructure upgrades at our sites to support higher rack-level power density. The fleet upgrade led to an increase in the number of Bitcoin mined (308 Bitcoin mined during the three months ended June 30, 2025 versus 212 Bitcoin mined during the three months ended June 30, 2024). Additionally, there was an increase in the average revenue per Bitcoin mined from $65,731 to $98,425 due to an increase in the price of Bitcoin. The increase was also driven by a $2.3 million increase in revenue from our GPU-as-a-Service offering, which launched in September 2024. These increases were partially offset by a $0.2 million decrease in revenue from our Data Center Cloud operations.

Other

Other revenue was nil and $3.6 million for the three months ended June 30, 2025 and 2024, respectively. This $3.6 million decrease was due to no equipment sales during the three months ended June 30, 2025, while there were $3.6 million of equipment sales during the three months ended June 30, 2024.

Cost of revenue

Total cost of revenue was $21.8 million and $20.6 million for the three months ended June 30, 2025 and 2024, respectively, and consisted of Power, Digital Infrastructure, Compute, and Other.

Power

Power cost of revenue was $5.0 million and $5.4 million for the three months ended June 30, 2025 and 2024, respectively. The cost of revenue decreased, primarily due to a decrease in our Managed Services related operating costs of $2.3 million due to the termination of our Ionic managed services agreement in December 2024, partially offset by a $1.9 million increase in cost of revenue related to the increased electricity sales by the Far North JV in the quarter.

Digital Infrastructure

Digital Infrastructure cost of revenue was $2.1 million and $4.3 million for the three months ended June 30, 2025 and 2024, respectively. This $2.2 million decrease was primarily driven by a $2.7 million decrease in ASIC Colocation cost of revenue as a result of the termination of our colocation agreement with Ionic during the fourth quarter of 2024, partially offset by a $0.5 million increase in the cost of revenue related to CPU Colocation operations due to higher electricity and connectivity costs.

Compute

Compute cost of revenue was $14.6 million and $8.7 million for the three months ended June 30, 2025 and 2024, respectively. This $5.9 million increase was primarily driven by a $5.2 million increase in the cost of revenue related to Bitcoin Mining primarily due to the increased uptime and an increase in the cost per megawatt hour from $32.76 to $41.91. Additionally, there was a $0.7 million increase in costs of revenues related to our new GPU-as-a-Service offering, which launched in September 2024.

Other

Other cost of revenue was nil and $2.2 million for the three months ended June 30, 2025 and 2024, respectively. This $2.2 million decrease was a result of no equipment sold for the three months ended June 30, 2025.

Depreciation and amortization

Depreciation and amortization expense was $19.5 million and $11.5 million for the three months ended June 30, 2025 and 2024, respectively. The $8.0 million increase was primarily driven by increased depreciation as a result of our fleet upgrade, which not only involved the installation of higher-efficiency machines, but also targeted infrastructure upgrades at our sites to support higher rack-level power density. Additionally, there was increased AI GPU depreciation due to the launch of our GPU-as-a-Service offering in September 2024.

General and administrative expenses

General and administrative (“G&A”) expenses were $30.1 million and $17.9 million for the three months ended June 30, 2025 and 2024, respectively. The $12.2 million increase in G&A expenses was driven by: (i) a $3.5 million increase in transaction costs related to ABTC Merger transaction costs, (ii) a $3.8 million increase in salary and benefit costs due to added headcount to support our growth initiatives, (iii) a $2.1 million increase in professional fees primarily due to legal and tax expenses incurred to support the execution of our growth plans, and (iv) a $2.3 million increase in sales tax expenses, as we received a $2.2 million refund of sales taxes in Canada during the three months ended June 30, 2024.

(Gains) losses on digital assets

Gains on digital assets were $217.6 million for the three months ended June 30, 2025, compared to losses on digital assets of $71.8 million for the three months ended June 30, 2024. The gains were due to the increase in Bitcoin price from approximately $82,534 as of March 31, 2025 to approximately $107,173 as of June 30, 2025. In contrast, the price of Bitcoin as of March 31, 2024 of approximately $71,289 decreased to approximately $62,668 as of June 30, 2024.

Other (expense) income

Other (expense) income totaled ($22.8) million and $14.4 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $37.2 million was primarily driven by: (i) a $35.6 million decrease in gain on derivatives related to our Bitcoin redemption option and call options, (ii) a $2.4 million increase in interest expense due to an increase in the amount of average borrowing in 2025, and (iii) a $1.4 million decrease in equity in earnings of King Mountain JV due to the impact of the halving event in April 2024 on Bitcoin Mining revenue. This was slightly offset by a $2.3 million increase in foreign exchange gain due to a strengthening of Canadian dollar to U.S. dollar exchange rate related to our net U.S. dollar denominated liability position in our Canadian dollar functional currency subsidiaries.

Income tax

Our income tax provision was $27.6 million and our income tax benefit was $1.9 million for the three months ended June 30, 2025 and 2024, respectively. This $29.5 million increase was primarily due to deferred taxes related to the gain on digital assets for the three months ended June 30, 2025.

Six Months Ended June 30, 2025 and 2024

	Six Months Ended
	June 30,		Increase
(in USD thousands)	2025	2024	(Decrease)
Revenue:
Power	$9,872	$20,468	$(10,596)
Digital Infrastructure	2,829	11,108	(8,279)
Compute	50,413	47,933	2,480
Other	—	7,447	(7,447)
Total revenue	63,114	86,956	(23,842)

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	8,628	9,082	(454)
Cost of revenue – Digital Infrastructure	3,679	8,960	(5,281)
Cost of revenue – Compute	28,128	26,356	1,772
Cost of revenue – Other	—	4,385	(4,385)
Total cost of revenue	40,435	48,783	(8,348)

Operating expenses (income):
Depreciation and amortization	34,357	23,003	11,354
General and administrative expenses	51,217	37,898	13,319
Gains on digital assets	(105,246)	(202,732)	97,486
Loss (gain) on sale of property and equipment	2,142	(190)	2,332
Total operating income	(17,530)	(142,021)	124,491
Operating income	40,209	180,194	(139,985)

Other income (expense):
Foreign exchange gain (loss)	3,123	(1,679)	4,802
Interest expense	(15,865)	(12,293)	(3,572)
Asset contribution costs	(22,780)	—	(22,780)
Gain on derivatives	2,459	17,219	(14,760)
Gain on other financial liability	958	—	958
Equity in earnings of unconsolidated joint venture	2,429	6,962	(4,533)
Total other (expense) income	(29,676)	10,209	(39,885)

Income from continuing operations before taxes	10,533	190,403	(179,870)

Income tax provision	(7,369)	(2,522)	(4,847)

Net income from continuing operations	$3,164	$187,881	$(184,717)

Loss from discontinued operations (net of income tax of nil and nil, respectively)	—	(9,364)	9,364

Net income	3,164	178,517	(175,353)

Less: Net loss attributable to non-controlling interests	259	493	(234)
Net income attributable to Hut 8 Corp.	$3,423	$179,010	$(175,587)

Net income	$3,164	$178,517	$(175,353)
Other comprehensive income (loss):
Foreign currency translation adjustments	41,079	(18,436)	59,515
Total comprehensive income	44,243	160,081	(115,838)
Less: Comprehensive loss attributable to non-controlling interest	204	557	(353)
Comprehensive income attributable to Hut 8 Corp.	$44,447	$160,638	$(116,191)

Adjusted EBITDA reconciliation:

	Six Months Ended
	June 30,		Increase
(in USD thousands)	2025	2024	(Decrease)
Net income	$3,164	$178,517	$(175,353)
Interest expense	15,865	12,293	3,572
Income tax provision	7,369	2,522	4,847
Depreciation and amortization	34,357	23,003	11,354
Share of unconsolidated joint venture depreciation and amortization (1)	11,028	13,186	(2,158)
Foreign exchange (gain) loss	(3,123)	1,679	(4,802)
Losses (gains) on sale of property and equipment	2,142	(190)	2,332
Gain on derivatives	(2,459)	(17,219)	14,760
Gain on other financial liability	(958)	—	(958)
Non-recurring transactions (2)	5,224	4,336	888
Asset contribution costs	22,780	—	22,780
Loss from discontinued operations (net of income tax benefit of nil and nil, respectively)	—	9,364	(9,364)
(Income) loss attributable to non-controlling interests	(3,313)	493	(3,806)
Stock-based compensation expense	11,433	11,484	(51)
Adjusted EBITDA	$103,509	$239,468	$(135,959)

(1) Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 323. See Note 9. Investments in unconsolidated joint venture of our Unaudited Condensed Consolidated Financial Statements for further detail.

(2) Non-recurring transactions for the six months ended June 30, 2025 primarily represent approximately $4.8 million of American Bitcoin related transaction costs, and $0.4 million of restructuring costs. Non-recurring transactions for the six months ended June 30, 2024 represent approximately $1.5 million of miner relocation costs, $3.5 million of restructuring costs, $1.5 million related to the Nar North transaction, offset by a $2.2 million tax refund.

Revenue

Total revenue for the six months ended June 30, 2025 and 2024 was $63.1 million and $87.0 million, respectively, and consisted of Power, Digital Infrastructure, Compute, and Other.

Power

Power revenue was $9.9 million and $20.5 million for the six months ended June 30, 2025 and 2024, respectively. This $10.6 million decrease was primarily driven by an $16.1 million decrease in Managed Services revenue due to the termination of the Ionic managed services agreement in December 2024. This decrease was partially offset by a $5.5 million increase in electricity sales through the Far North JV due to an increase in electricity demand during 2025.

Digital Infrastructure

Digital Infrastructure revenue was $2.8 million and $11.1 million for the six months ended June 30, 2025 and 2024, respectively. This $8.3 million decrease was primarily driven by an $8.3 million decrease in ASIC Colocation revenue as a result of the termination of our colocation agreement with Ionic during the fourth quarter of 2024 and a $0.3 million decrease in CPU Colocation revenue due to customer churn.

Compute

Compute revenue was $50.4 million and $47.9 million for the six months ended June 30, 2025 and 2024, respectively. This $2.5 million increase was primarily driven by a $4.6 million increase in revenue from our GPU-as-a-Service offering, which launched in September 2024. This increase was partially offset by a $1.6 million decrease in Bitcoin mining revenue (which is under American Bitcoin beginning April 1, 2025), largely due to a decrease in Bitcoin mined (443 Bitcoin mined during the six months ended June 30, 2025 versus 803 Bitcoin mined during the six months ended June 30, 2024). The decrease in Bitcoin mined was due to reduced uptime at our Medicine Hat and Salt Creek sites in order to complete our fleet upgrade. The decrease was also due to an increase in network difficulty and the halving event in April 2024. These increases in Bitcoin mining revenue were partially offset by an increase in the average revenue per Bitcoin mined from $55,105 to $96,321. The increase was also offset by a $0.5 million decrease in revenue from our Data Center Cloud operations.

Other

Other revenue was nil and $7.4 million for the six months ended June 30, 2025 and 2024, respectively. This $7.4 million decrease was due to no equipment sales during the six months ended June 30, 2025, while there was $7.4 million of equipment sales during the six months ended June 30, 2024.

Cost of revenue

Total cost of revenue was $40.4 million and $48.8 million for the six months ended June 30, 2025 and 2024, respectively, and consisted of Power, Digital Infrastructure, Compute, and Other.

Power

Power cost of revenue was $8.6 million and $9.1 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in cost of revenue of $0.5 million, primarily due to a decrease in our Managed Services related operating costs of $4.4 million due to the termination of our Ionic managed services agreement in December 2024, partially offset by a $3.9 million increase in cost of revenue related to the increase in electricity sales by the Far North JV.

Digital Infrastructure

Digital Infrastructure cost of revenue was $3.7 million and $9.0 million for the six months ended June 30, 2025 and 2024, respectively. This $5.3 million decrease was primarily driven by a $6.0 million decrease in ASIC Colocation cost of revenue as a result of the termination of our colocation agreement with Ionic during the fourth quarter of 2024, partially offset by a $0.7 million increase in the cost of revenue related to CPU Colocation operations due to higher electricity and connectivity costs.

Compute

Compute cost of revenue was $28.1 million and $26.4 million for the six months ended June 30, 2025 and 2024, respectively. This $1.7 million increase was primarily driven by a $1.7 million increase in costs related to our new GPU-as-a-Service offering, launched in September 2024.

Other

Other cost of revenue was nil and $4.4 million for the six months ended June 30, 2025 and 2024, respectively. This $4.4 million decrease was a result of no equipment sold for the six months ended June 30, 2025.

Depreciation and amortization

Depreciation and amortization expense was $34.4 million and $23.0 million for the six months ended June 30, 2025 and 2024, respectively. The $11.4 million increase was primarily driven by increased depreciation as a result of our fleet upgrade. Additionally, there was increased AI GPU depreciation due to launching the GPU-as-a-Service offering in September 2024.

General and administrative expenses

G&A expenses were $51.2 million and $37.9 million for the six months ended June 30, 2025 and 2024, respectively. The $13.3 million increase in G&A expenses was driven by: (i) a $7.1 million increase in salary and benefit costs due to added headcount to support our growth initiatives, (ii) a $4.8 million increase in transaction costs related to the ABTC Merger transaction, (iii) a $3.1 million increase in professional fees primarily due to legal and tax expenses incurred to support the execution of our growth plans, (iv) a $1.9 million increase in other G&A expenses, and (v) a $2.2 million increase in sales tax expenses, as we received a $2.2 million refund of sales taxes in Canada during the six months ended June 30, 2024. These increases were offset by (i) a $3.3 million decrease in restructuring expenses, (ii) a $1.4 million decrease in Far North JV acquisition costs, and (iii) a $1.1 million decrease in insurance expense.

Gains on digital assets

Gains on digital assets were $105.3 million and $202.7 million for the six months ended June 30, 2025 and 2024, respectively. The gains were due to the increase in Bitcoin price from approximately $93,354 as of December 31, 2024 compared to approximately $107,173 as of June 30, 2025 while the price of Bitcoin as of December 31, 2023 of approximately $42,288 increased to approximately $62,668 as of June 30, 2024.

Other expense (income)

Other expense was $29.7 million for the six months ended June 30, 2025, compared to other income of $10.2 million for the six months ended June 30, 2024. The decrease of $39.9 million was primarily driven by (i)  $22.8 million in asset contribution costs related to non-controlling interest portion of American Bitcoin, (ii) a $14.8 million decrease in gains on derivatives related to our Bitcoin redemption option and call options, (iii) a $3.6 million increase in interest expense due to an increase in the amount of average borrowing in 2025, and (iv) a $4.5 million decrease in equity in earnings of King Mountain JV due to the impact of the halving event in April 2024 on Bitcoin Mining revenue. This was slightly offset by (i) a $1.0 million gain on other financial liability, and (ii) a $4.8 million increase in foreign exchange gain due to the strengthening of the Canadian dollar to U.S. dollar exchange rate related to our net U.S. dollar denominated liability position in our Canadian dollar functional currency subsidiaries.

Income tax

Our income tax provision was $7.4 million for the six months ended June 30, 2025, compared to $2.5 million for the six months ended June 30, 2024. The increase in income tax provision was primarily due to deferred taxes related to the gains on digital assets for the six months ended June 30, 2025.

Loss from discontinued operations

Loss from discontinued operations was nil and $9.4 million for the six months ended June 30, 2025 and 2024, respectively. On March 6, 2024, we announced the closure of our Drumheller site in Alberta, Canada in connection with restructuring and optimization initiatives designed to strengthen financial performance. Of the $9.4 million loss related to the closure of our Drumheller site, the impairment of the long term assets contributed $6.1 million and the remaining $3.3 million loss was from other operational activities.

King Mountain JV

The King Mountain JV is a 50/50 joint venture with one of the world’s largest renewable energy producers. The King Mountain JV has 280 MW of self-mining and hosting operations located behind-the-meter at a wind farm in McCamey, Texas.

As of June 30, 2025, the King Mountain JV owned approximately 18,000 miners for self-mining (about 1.8EH/s) and hosted approximately 67,200 miners (about 7.8 EH/s) for a single hosting customer at its wholly-owned King Mountain site, which has a total capacity of 280 MW.

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

Below are the condensed consolidated income statements for the King Mountain JV for the three and six months ended June 30, 2025 and 2024:

Condensed Consolidated Income Statement
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands)	2025	2024	2025	2024
Total revenue, net	$30,532	$33,046	$64,445	$74,240
Gross profit	14,472	17,726	29,305	39,321
Net (loss) income	(1,358)	1,394	(2,114)	6,952
Net (loss) income attributable to investee	(679)	697	(1,057)	3,476

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands)	2025	2024	2025	2024
Net (loss) income	$(1,358)	$1,394	$(2,114)	$6,952
Depreciation and amortization	15,823	15,674	31,528	31,107
Interest income	(1,102)	(440)	(2,077)	(915)
Adjusted EBITDA	$13,363	$16,628	$27,337	$37,144

Liquidity and Capital Resources

Our primary sources of liquidity include our cash and cash equivalents, debt facilities, strategic Bitcoin reserve, equity sales, and the cash flows generated from operations. Historically, our primary cash needs have been for working capital to support equipment financing, including the purchase of additional Bitcoin miners, and growth initiatives, including infrastructure purchases, development opportunities, and acquisitions.

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

In June 2025, American Bitcoin sold and issued 11,002,954 shares of its Class A common stock for aggregate gross proceeds in cash and Bitcoin of $220.1 million, and aggregate net proceeds of approximately $215.3 million after deducting certain fees and expenses incurred in connection with the issuance, including aggregate commissions of $4.8 million. $10.0 million worth of the shares were sold for consideration of Bitcoin in lieu of cash at an exchange rate of one Bitcoin to $104,000. In July 2025, American Bitcoin used $200.0 million of these proceeds to purchase approximately 1,677 Bitcoin at an average price of approximately $119,280.

In June 2025, we amended our Credit Agreement with Coinbase to, among other things: (i) extend the final maturity date to June 16, 2026; (ii) increase the principal amount by up to $65.0 million of additional borrowings available through July 30, 2025, if any, resulting in a total principal amount of up to $130.0 million; (iii) modify the interest rate such that amounts that are borrowed will bear interest at a rate equal to 9.0%; and (iv) remove the right for Coinbase to receive an early termination fee for any repayment or prepayment by the Company prior to the final maturity date.

During the six months ended June 30, 2025, we issued and sold 4,205,019 shares of our common stock under the 2024 ATM for gross proceeds of $113.1 million, incurred issuance costs of $1.1 million, and repurchased nil shares of our common stock under the stock repurchase program.

During the period from July 1, 2025 to August 6, 2025, the Company issued and sold 1,000,000 shares of its common stock under the 2024 ATM for gross proceeds of $21.1 million and incurred issuance costs of $0.2 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in USD thousands)	2025	2024
Cash flows used in operating activities	$(82,636)	$(42,693)
Cash flows (used in) provided by investing activities	$(101,480)	$34,992
Cash flows provided by financing activities	$320,764	$152,862

Operating Activities

Net cash used in operating activities was $82.6 million and $42.7 million for the six months ended June 30, 2025 and 2024, respectively. Net cash used in operating activities for the six months ended June 30, 2025 resulted from net income and related adjustments of $59.6 million in addition to unfavorable changes in working capital of $23.0 million. Net cash used in operating activities for the six months ended June 30, 2024 resulting from net income and related adjustments of $29.5 million and unfavorable changes in working capital of $13.2 million.

Investing Activities

Net cash used in investing activities totaled $101.5 million for the six months ended June 30, 2025, primarily consisting of $108.7 million in property and equipment purchases, and $0.9 million related to other intangibles purchases. These outflows were partially offset by $3.7 million in proceeds from Bitcoin sales, and $4.4 million in proceeds from the sale of property and equipment. Net cash provided by investing activities totaled $35.0 million for the six months ended June 30, 2024, primarily consisting of $53.1 million in proceeds from Bitcoin sales, $4.2 million in proceeds from the sale of property and equipment and $1.1 million in cash added as part of the Far North JV acquisition. These inflows were partially offset by $17.0 million in property and equipment purchases, and $6.4 million cash payment in exchange for shares in Ionic.

Financing Activities

Net cash provided by financing activities was $320.8 million for the six months ended June 30, 2025, primarily consisting of $205.3 million in net cash proceeds from the issuance and sale of American Bitcoin’s Class A common stock, $112.0 million in net proceeds from the issuance of common stock through our 2024 ATM and $3.5 million in proceeds from funding in relation to our GPU-as-a-Service business segment. Net cash provided by financing activities was $152.9 million for six months ended June 30, 2024, primarily consisting of $150.0 million in proceeds from the Coatue convertible note, $20.8 million in proceeds from covered call options premium, and $14.8 million in proceeds from the Coinbase loan. This was partially offset by $32.3 million in repayment of loans and notes payable.

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

Regulatory Update

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international), and provisions allowing accelerated tax deductions for qualified property and research expenditures. We are currently evaluating the potential impacts that the OBBBA may have on our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Price Risk of Bitcoin

We hold a significant amount of Bitcoin; therefore, we are exposed to the impact of market price changes in Bitcoin.

As of June 30, 2025, we held 10,667 Bitcoin, and the fair value of a single Bitcoin was approximately $107,173. Therefore, the fair value of our Bitcoin holdings as of June 30, 2025 was approximately $1.14 billion. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

Custodian Risk

Our Bitcoin is held with third-party custodians, Coinbase Custody, NYDIG, Anchorage, and BitGo, which we select based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of our Bitcoin assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage, and security measures of our custodians, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

Credit Risk

Credit risk arises from our practice of pledging Bitcoin as collateral in transactions with counterparties. We mitigate this risk by engaging with counterparties that we believe possess strong creditworthiness based on their size, credit quality, and reputation, among other factors. During the six months ended June 30, 2025, we have not incurred any material loss from such transactions. However, there remains a risk that a counterparty could default on its obligations to us, which might result in a material loss. We continually assess the credit risk associated with our counterparties and, if necessary, recognize a loss provision or write-down. Credit risk also arises from us placing our cash and demand deposits in financial institutions. Although we strive to limit our exposure by placing cash and demand deposits with financial institutions with a high credit standing, there can be no assurances that we are able to mitigate our credit risk.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

We have one loan that maintains a variable interest rate, the TZRC Secured Promissory Note, which includes a maximum interest rate of 15.25%. As a result, changes in market interest rates could affect our operations over certain periods and may also impact our ability to finance projects. For more information regarding the TZRC Secured Promissory Note, see Note 10. Loans, notes payable, and other financial liabilities to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our Annual Report and below.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts that are in process, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2025 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors set forth in Part I, Item IA of the Annual Report. We are subject to various risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included herein and in the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition, or results of operations. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

The completion of the ABTC Merger is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all, and we may not realize some or all of the expected benefits of the ABTC Merger.

On May 9, 2025, American Bitcoin entered into a definitive merger agreement to go public with Gryphon pursuant to which Gryphon will acquire American Bitcoin in a stock-for-stock merger transaction. At the closing of the ABTC Merger, the issued and outstanding capital stock of American Bitcoin will be canceled and converted into the right to receive newly issued stock representing, in the aggregate, approximately 98% of the issued and outstanding stock of Gryphon as of immediately following the ABTC Merger. Upon the completion of the ABTC Merger, Gryphon is expected to be renamed “American Bitcoin Corp,” and is expected to trade on Nasdaq under the ticker symbol “ABTC.” Immediately following the completion of the ABTC Merger transaction, we will beneficially own approximately 64.37% of the then-outstanding capital stock of the combined company, on a fully diluted basis, which is expected to represent approximately 80.00% of the total combined voting power of the combined company capital stock.

However, the timing and completion of the ABTC Merger is not assured and is subject to risks, including the risk that the approval of the ABTC Merger by Gryphon’s stockholders is not obtained, the combined company’s application for listing its Class A common stock on The Nasdaq Capital Market is not approved, or other closing conditions are not satisfied. If the ABTC Merger is not completed on the anticipated timeframe or at all, we could be subject to various risks, including declines in the price of our common stock.  Furthermore, any failure to complete the ABTC Merger will delay (potentially indefinitely) the timing for American Bitcoin to effectuate a public listing of its securities. As American Bitcoin’s business plan is dependent on raising substantial additional capital, if the ABTC Merger is not consummated, American Bitcoin may not have sufficient access to capital markets to execute on its business plans, which could have a material adverse effect on its and our business, financial condition, cash flows and results of operations. While we do not presently have any intention to sell our stake in American Bitcoin, any failure or delays in achieving a public listing for American Bitcoin could have the effect of limiting or delaying our ability to liquidate our stake in American Bitcoin. These or other developments could cause American Bitcoin and us to realize some or all of the expected benefits of the ABTC Merger on a different timeline than expected, or not at all, which could have a material adverse effect on its and our business, financial condition, cash flows and results of operations. If we are unable to complete the ABTC Merger, we will have incurred substantial costs without realizing the benefits of such transaction.

Furthermore, there can be no assurance that each separate company will be successful as a standalone public company. Our management team, including our Chief Executive Officer and Chief Strategy Officer, are expected to serve as Executive Chairman and as Chief Executive Officer and Director, respectively, of the combined company following the ABTC Merger, which may divert management attention from our business. Moreover, completion of the ABTC Merger will result in independent public companies that are smaller, less diversified companies with more limited businesses concentrated in their respective industries than prior to the transaction. As a result, each company may be more vulnerable to global economic trends, geopolitical risks, demand or supply shocks, and changing industry or market conditions, which could have a material adverse effect on its business, financial condition, cash flows and results of operations. Additionally, the ABTC Merger may result in the duplication of certain costs and expenses, such as public company operating and compliance costs, that would have not been duplicated if our business and ABTC were combined in a single company. Additionally, we cannot predict whether at the closing of the ABTC Merger or over time the market value of our common stock and the Class A common stock of the new combined company after the ABTC Merger will be, in the aggregate, less than, equal to or greater than the market value of our common stock prior to the ABTC Merger. There is no guarantee that the value of our stake in American Bitcoin will be fully reflected in the price of our common stock, or at all. Investors holding our common stock may also sell our common stock or the combined company’s common stock to the extent that it does not match their investment strategies, which may cause a decline in the market price of such common stock.

Furthermore, as American Bitcoin is our majority-owned subsidiary, to the extent the risks to American Bitcoin’s business are realized, it could result in material decreases in the value of our interest in American Bitcoin. For so long as American Bitcoin’s financial results are consolidated in our financial statements, any such event could also have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Report on Form 8-K filed with the SEC on June 30, 2025, there were no unregistered sales of equity securities by us during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amendment to the Coinbase Loan

On August 1, 2025, Hut 8 Mining Corp., our wholly owned subsidiary (the “Borrower”), entered into Amendment No. 1 to the Third Amended and Restated Credit Agreement between the Borrower, as borrower, and Coinbase, as lender, collateral agent, and administrative agent (the “Coinbase Amendment”). The Coinbase Amendment amended our existing credit agreement with Coinbase, dated as of June 26, 2023 and subsequently amended and restated on January 12, 2024, June 17, 2024 and June 16, 2025 (the “Third Amended and Restated Credit Agreement”).

The Coinbase Amendment amends the Third Amended and Restated Credit Agreement to extend the availability period of additional principal borrowings from July 30, 2025 to through the final maturity date of June 16, 2026, provided that (i) five business days’ notice is given prior to the borrowing and (ii) starting on September 30, 2025, any undrawn portion under the agreement is subject to a commitment fee of 1.5% per annum. All other material terms, including payment terms and acceleration provisions, remained unchanged from the Third Amended and Restated Credit Agreement.

The funds made available pursuant to the Coinbase Amendment are expected to be used for general corporate purposes. The Borrower’s obligations under the Coinbase Amendment are secured by the Borrower’s interest in certain Bitcoin held in the custody of Coinbase Custody Trust Company, LLC (“Coinbase Custody”) and Coinbase’s recourse is limited to such Bitcoin held in the custody of Coinbase Custody. Coinbase Custody will not charge the Borrower any custodial fees for such Bitcoin collateral.

This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Items 1.01 and 2.03 of Form 8-K.

Vega Miner Purchase

On August 5, 2025, Zephyr Infrastructure LLC, our indirect wholly owned subsidiary (“Zephyr”), assigned its option to purchase up to approximately 17,280 Bitmain Antminer U3S21EXPH ASIC miners (collectively, the “Bitmain Miners”), representing a total of approximately 14.86 EH/s, to American Bitcoin. American Bitcoin exercised the option on August 5, 2025 and entered into an On-Rack Sales and Purchase Agreement (the “ABTC Bitmain Purchase Agreement”) with Bitmain Technologies Georgia Limited (“Bitmain”) to purchase the Bitmain Miners in one or more tranches for a total purchase price of up to approximately $320 million (subject to adjustments, offsets and costs as set forth in the ABTC Bitmain Purchase Agreement).

Concurrently with the execution of the ABTC Bitmain Purchase Agreement, American Bitcoin purchased 16,299 of the Bitmain Miners, representing a total of approximately 14.02 EH/s, for a total purchase price of approximately $314 million, paid through the pledge of Bitcoin at a mutually agreed upon fixed price. Such purchase price was reduced by the application of a deposit and certain expenses of approximately $46 million previously paid to Bitmain by Zephyr and which ABTC has agreed to repay to Zephyr on or prior to December 31, 2025. The remaining Bitmain Miners must be purchased by ABTC on or before October 5, 2025, and may be purchased with cash and/or by pledging additional Bitcoin. The Bitcoin pledged under the ABTC Bitmain Purchase Agreement has a redemption period of 24 months from each pledge date.

This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Items 1.01 and 2.01 of Form 8-K.

10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, none of our officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Hut 8 Corp.	8-K	3.1	12/01/2023
3.2	Amended and Restated Bylaws of Hut 8 Corp.	8-K	3.2	12/01/2023
10.1*	Third Amended and Restated Credit Agreement, dated as of June 16, 2025, between Hut 8 Mining Corp. and Coinbase Credit, Inc.	8-K	10.1	06/23/2025
31.1	Certification of Principal Executive Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data File
104	Cover Page Interactive Data File
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

Dated: August 7, 2025		HUT 8 CORP.

	By:	/s/ Sean Glennan
Sean Glennan
Principal Financial Officer and Authorized Signatory