Form 10-Q
period 2025-09-30
Hut 8 Corp.
filed 2025-11-04
CIK 1964789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 108,036,632 shares of its common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in USD thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$33,493	$85,044
Restricted cash	6,136	591
Accounts receivable, net	6,673	6,989
Deposits and prepaid expenses	40,386	52,679
Derivative asset	4,166	18,076
Digital assets – pledged for miner purchase	110,418	92,389
Digital assets receivable	19,630	—
Income taxes receivable	2,505	1,073
Total current assets	223,407	256,841

Non-current assets
Derivative asset	63,723	—
Digital assets – held in custody	522,197	525,235
Digital assets – pledged for miner purchase	272,051	—
Digital assets – pledged as collateral	657,600	331,876
Property and equipment, net	646,724	221,681
Operating lease right-of-use asset	19,025	20,593
Deposits and prepaid expenses	8,388	7,886
Investment in unconsolidated joint venture	50,178	82,015
Other investments	6,378	6,378
Intangible assets, net	11,931	13,273
Goodwill	206,619	53,082
Total non-current assets	2,464,814	1,262,019
Total assets	$2,688,221	$1,518,860

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$62,001	$41,786
Miner purchase liability, current portion	100,910	15,096
Deferred revenue	1,961	6,199
Operating lease liability, current portion	2,915	2,689
Finance lease liability, current portion	7,690	4,783
Derivative liability	4,438	18,437
Loans, notes payable, and other financial liabilities, current portion	130,085	64,965
Total current liabilities	310,000	153,955

Non-current liabilities
Miner purchase liability, less current portion	286,203	—
Operating lease liability, less current portion	16,828	18,675
Finance lease liability, less current portion	15,745	18,917
Loans, notes payable, and other financial liabilities, less current portion	217,387	235,620
Deferred tax liabilities	187,817	111,114
Warrant liability	571	—
Total non-current liabilities	724,551	384,326
Total liabilities	1,034,551	538,281

Commitments and contingencies

Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 106,311,648 and 99,478,012 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,063	995
Additional paid-in capital	1,176,823	789,597
Retained earnings (accumulated deficit)	285,162	231,630
Accumulated other comprehensive (loss) income	(20,962)	(45,553)
Total Hut 8 Corp. stockholders’ equity	1,442,086	976,669
Non-controlling interests	211,584	3,910
Total equity	1,653,670	980,579
Total liabilities and equity	$2,688,221	$1,518,860

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in USD thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Power	$8,367	$26,185	$18,239	$46,653
Digital Infrastructure	5,107	3,854	7,936	14,962
Compute	70,036	13,696	120,449	61,542
Other	—	—	—	7,534
Total revenue	83,510	43,735	146,624	130,691

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	6,494	4,991	15,122	14,073
Cost of revenue – Digital Infrastructure	3,804	3,667	7,483	12,627
Cost of revenue – Compute	22,032	8,901	50,160	35,196
Cost of revenue – Other	—	—	—	4,446
Total cost of revenue	32,330	17,559	72,765	66,342

Operating (income) expenses:
Depreciation and amortization	27,795	10,462	62,152	33,465
General and administrative expenses	25,858	16,175	77,075	54,073
(Gains) losses on digital assets	(76,595)	1,552	(181,841)	(201,180)
Loss (gain) on sale of property and equipment	1,467	(444)	3,609	(634)
Total operating (income) expenses	(21,475)	27,745	(39,005)	(114,276)
Operating income (loss)	72,655	(1,569)	112,864	178,625

Other income (expense):
Foreign exchange (loss) gain	(1,530)	703	1,593	(976)
Interest expense	(8,616)	(7,938)	(24,481)	(20,231)
Asset contribution costs	—	—	(22,780)	—
Gain on debt extinguishment	—	5,966	—	5,966
Gain on derivatives	5,141	2,704	7,600	19,923
(Loss) gain on other financial liability	(237)	—	721	—
Gain on warrant liability	26	—	26	—
Equity in earnings of unconsolidated joint venture	2,192	1,495	4,621	8,457
Total other (expense) income	(3,024)	2,930	(32,700)	13,139

Income from continuing operations before taxes	69,631	1,361	80,164	191,764

Income tax provision	(19,019)	(453)	(26,388)	(2,975)

Net income from continuing operations	$50,612	$908	$53,776	$188,789

Loss from discontinued operations (net of income tax benefit of nil, nil, nil and nil, respectively)	—	—	—	(9,364)

Net income	50,612	908	53,776	179,425

Less: Net (income) loss attributable to non-controlling interests	(503)	(261)	(244)	232
Net income attributable to Hut 8 Corp.	$50,109	$647	$53,532	$179,657

Net income per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp.	$0.48	$0.01	$0.52	$2.10
Diluted from continuing operations attributable to Hut 8 Corp.	$0.43	$0.01	$0.49	$1.95

Weighted average number of shares of common stock outstanding:
Basic	105,565,856	91,182,107	104,232,145	90,178,607
Diluted	121,761,796	96,407,378	110,073,146	97,984,059

Net income	$50,612	$908	$53,776	$179,425
Other comprehensive income:
Foreign currency translation adjustments	(16,442)	8,057	24,637	(10,379)
Total comprehensive income	34,170	8,965	78,413	169,046
Less: Comprehensive (income) loss attributable to non-controlling interest	(494)	(395)	(290)	162
Comprehensive income attributable to Hut 8 Corp.	$33,676	$8,570	$78,123	$169,208

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, in USD thousands, except share data)

Nine Months Ended September 30, 2024

				(Accumulated
			Additional	Deficit)		Accumulated Other
	Common Stock		Paid-in	Retained	Non-controlling	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Interests	Income (Loss)	Equity
Balance, December 31, 2023	88,962,964	$889	$576,241	$(100,252)	$—	$10,761	$487,639
Issuance of common stock – stock option exercises	341,013	3	129	—	—	—	132
Issuance of common stock – restricted stock unit settlements	148,842	2	(2)	—	—	—	—
Issuance of common stock – restricted stock unit settlements, net of withholding taxes	4,046	—	(30)	—	—	—	(30)
Acquisition of subsidiary with non-controlling ownership interests	—	—	—	—	8,743	—	8,743
Stock-based compensation	—	—	4,474	—	—	—	4,474
Foreign currency translation adjustments	—	—	—	—	35	(11,109)	(11,074)
Net income	—	—	—	250,876	—	—	250,876
Net loss attributable to non-controlling interest	—	—	—	—	(169)	—	(169)
Balance, March 31, 2024	89,456,865	$894	$580,812	$150,624	$8,609	$(348)	$740,591
Issuance of common stock – stock option exercises	722,404	8	275	—	—	—	283
Issuance of common stock – restricted stock unit settlements	745,959	7	(7)	—	—	—	—
Issuance of common stock – restricted stock unit settlements, net of withholding taxes	1,881	—	(10)	—	—	—	(10)
Issuance of common stock – deferred stock unit settlements	17,850	—	—	—	—	—	—
Stock-based compensation	—	—	7,010	—	—	—	7,010
Foreign currency translation adjustments	—	—	—	—	(99)	(7,263)	(7,362)
Net loss	—	—	—	(71,866)	—	—	(71,866)
Net loss attributable to non-controlling interest	—	—	—	—	(324)	—	(324)
Balance, June 30, 2024	90,944,959	$909	$588,080	$78,758	$8,186	$(7,611)	$668,322
Issuance of common stock – stock option exercises	171,822	2	65	—	—	—	67
Issuance of common stock – restricted stock unit settlements	82,283	1	(1)	—	—	—	—
Issuance of common stock – debt extinguishment	2,313,435	23	30,162	—	—	—	30,185
Stock-based compensation	—	—	4,957	—	—	—	4,957
Foreign currency translation adjustments	—	—	—	—	134	7,923	8,057
Net income	—	—	—	647	—	—	647
Net income attributable to non-controlling interest	—	—	—	—	261	—	261
Balance, September 30, 2024	93,512,499	$935	$623,263	$79,405	$8,581	$312	$712,496

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Nine Months Ended September 30, 2025

			Additional			Accumulated Other
	Common Stock		Paid-in	Retained	Non-controlling	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Interests	Loss	Equity
Balance, December 31, 2024	99,478,012	$995	$789,597	$231,630	$3,910	$(45,553)	$980,579
Issuance of common stock – at-the-market offering, net of issuance costs	4,205,019	42	111,969	—	—	—	112,011
Issuance of common stock – stock option exercises	327,204	3	124	—	—	—	127
Issuance of common stock – restricted stock unit settlements	140,275	2	(2)	—	—	—	—
Stock-based compensation	—	—	3,793	—	—	—	3,793
Issuance of warrants by subsidiary	—	—	1,449	—	—	—	1,449
Non-controlling interest in American Bitcoin Corp.	—	—	(1,354)	—	24,222	—	22,868
Foreign currency translation adjustments	—	—	—	—	(1)	1,188	1,187
Net loss	—	—	—	(133,889)	—	—	(133,889)
Net loss attributable to non-controlling interest	—	—	—	—	(430)	—	(430)
Balance, March 31, 2025	104,150,510	$1,042	$905,576	$97,741	$27,701	$(44,365)	$987,695
Issuance of Class A common stock by American Bitcoin Corp., net of issuance costs	—	—	122,556	—	92,719	—	215,275
Issuance of common stock – stock option exercises	28,159	—	11	—	—	—	11
Issuance of common stock – restricted stock unit settlements	239,458	2	(2)	—	—	—	—
Stock-based compensation	—	—	7,640	—	—	—	7,640
Issuance of warrants by subsidiary	—	—	354	—	—	—	354
Non-controlling interest in American Bitcoin Corp.	—	—	(913)	—	930	—	17
Foreign currency translation adjustments	—	—	—	—	56	39,836	39,892
Net income	—	—	—	137,312	—	—	137,312
Net income attributable to non-controlling interest	—	—	—	—	171	—	171
Balance, June 30, 2025	104,418,127	$1,044	$1,035,222	$235,053	$121,577	$(4,529)	$1,388,367
Issuance of Class A common stock by American Bitcoin Corp., net of issuance costs	—	—	51,572	—	36,420	—	87,992
American Bitcoin Corp. Class A common stock consideration for the ABTC Merger	—	—	85,989	—	49,834	—	135,823
Issuance of Class A common stock by American Bitcoin Corp. – warrant exercises	—	—	5,161	—	3,259	—	8,420
Warrants assumed by American Bitcoin Corp. from the ABTC Merger	—	—	18	—	—	—	18
Deferred income tax on American Bitcoin Corp. – equity transactions	—	—	(50,684)	—	—	—	(50,684)
Issuance of common stock – at-the-market offering, net of issuance costs	1,635,659	16	42,772	—	—	—	42,788
Issuance of common stock – stock option exercises	204,726	2	78	—	—	—	80
Issuance of common stock – restricted stock unit settlements	53,136	1	(1)	—	—	—	—
Stock-based compensation	—	—	6,696	—	—	—	6,696
Foreign currency translation adjustments	—	—	—	—	(9)	(16,433)	(16,442)
Net income	—	—	—	50,109	—	—	50,109
Net income attributable to non-controlling interest	—	—	—	—	503	—	503
Balance, September 30, 2025	106,311,648	$1,063	$1,176,823	$285,162	$211,584	$(20,962)	$1,653,670

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in USD thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net income	$53,776	$179,425
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	62,152	33,465
Amortization of operating right-of-use assets	1,933	996
Non-cash lease expense	1,819	1,270
Stock-based compensation	17,751	16,441
Equity in earnings of unconsolidated joint venture	(4,621)	(8,457)
Distributions of earnings from unconsolidated joint venture	36,459	11,000
Compute revenue related to Bitcoin mining	(108,613)	(55,880)
Hosting revenue earned in Bitcoin	—	(3,871)
Gains on digital assets	(181,841)	(201,180)
Deferred tax assets and liabilities	26,175	2,536
Gain on debt extinguishment	—	(5,966)
Non-cash income	—	(3,578)
Foreign exchange (gain) loss	(1,593)	976
Amortization of debt discount	498	4,047
Loss (gain) on sale of property and equipment	3,609	(634)
Gain on derivatives	(7,600)	(19,923)
Gain on other financial liability	(721)	—
Gain on warrant liability	(26)	—
Paid-in-kind interest expense	15,979	12,093
Loss on discontinued operations	—	9,364
Asset contribution costs	22,780	—
Changes in assets and liabilities:
Accounts receivable, net	542	(155)
Deposits and prepaid expenses	(17,551)	(1,467)
Equipment held for sale	—	3,907
Income taxes receivable	(1,432)	(1,943)
Accounts payable and accrued expenses	6,708	(19,265)
Deferred revenue	(4,238)	2,935
Operating lease liabilities	(3,811)	(2,448)
Deposit liability	—	(583)
Net cash used in operating activities	(81,866)	(46,895)

Investing activities
Proceeds from sale of digital assets	3,737	65,648
Bitcoin purchased	(287,780)	—
Other digital asset purchased	(25,000)	—
Deposit paid to purchase miners and mining equipment	—	(48,543)
Purchases of property and equipment	(147,898)	(77,787)
Proceeds from sale of property and equipment	5,218	4,851
Additions to intangible assets	(1,011)	(286)
Cash paid to acquire investment in Ionic	—	(6,378)
Cash acquired on Far North JV acquisition	—	1,792
Cash acquired from ABTC Merger	894	—
Net cash used in investing activities	(451,840)	(60,703)

Financing activities
Proceeds from loans payable	65,000	14,849
Proceeds from notes payable	—	150,000
Proceeds from subsidiary warrants exercised	6	—
Net proceeds from covered call options premium	9,510	20,844
Repayments of loans payable	(36,514)	(34,039)
Debt issuance costs paid	—	(867)
Principal payments on finance lease	(2,170)	(1,617)
Payment of withholding tax on vesting of restricted stock units	—	(40)
Proceeds from the issuance of common stock – stock option exercises	218	482
Proceeds from the issuance of common stock – at-the-market offering, net of issuance costs	154,799	—
Proceeds from the issuance of American Bitcoin Corp. Class A common stock – at-the-market offering, net of issuance costs	87,992	—
Proceeds from the issuance of American Bitcoin Corp. Class A common stock, net of issuance costs	205,275	—
Proceeds from other financial liability	3,500	—
Net cash provided by financing activities	487,616	149,612

Effect of exchange rate changes on cash, and restricted cash	84	(60)
Net (decrease) increase in cash	(46,006)	41,954
Cash, beginning of period	85,635	30,957
Cash, and restricted cash, end of period	$39,629	$72,911

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended
	September 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$6,614	$5,660
Cash paid for income taxes	$1,669	$1,434

Non-cash transactions
Reclassification of deposits and prepaid expenses to property and equipment	$—	$400
Right-of-use assets obtained in exchange for operating lease liabilities	$16	$8,072
Mining revenue in accounts receivable, net	$—	$255
Property and equipment in miner purchase liability	$352,980	$—
Common stock issued in connection with debt extinguishment	$—	$30,185
Net income (loss) attributable to non-controlling interests	$244	$(232)
Assets acquired net of liabilities assumed on Far North JV acquisition, net of cash	$—	$7,691
Assets acquired, including goodwill, net of liabilities assumed in the ABTC Merger, net of cash acquired	$134,929	$—
Additional plant and equipment assumed after sale leaseback agreement	$—	$832
Issuance of common stock - restricted stock unit settlements	$5	$10
Cash injected into Far North JV from wholly-owned subsidiary	$—	$2,700
Issuance of warrants by subsidiary as finance lease payments	$1,803	$—
Digital assets received for the issuance of Class A common stock by American Bitcoin Corp.	$10,000	$—
Stock-based compensation capitalized in property and equipment, net	$378	$—
Subsidiary warrants exercised	$5,155	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

Nature of operations and corporate information

Hut 8 Corp. (together with its consolidated subsidiaries, the “Company,” “Hut 8,” “we,” “us,” or “our”) is an energy infrastructure platform that integrates Power, Digital Infrastructure, and Compute at scale to fuel next-generation, energy-intensive use cases. The Company takes a power-first, innovation-driven approach to developing, commercializing, and operating the critical infrastructure that underpins the breakthrough technologies of today and tomorrow. The Company was incorporated in Delaware in January 2023. As of September 30, 2025, the Company’s platform spanned 1,020 megawatts of energy capacity under management across 15 sites in the United States and Canada: five Bitcoin mining, hosting, and managed Services sites in Alberta, New York, and Texas, five high performance computing data centers in British Columbia and Ontario, four power generation assets in Ontario, and one non-operational site in Alberta; 1,530 megawatts of energy under development across four sites in Louisiana, Texas, and Illinois; 1,255 megawatts of energy capacity under exclusivity; and 5,865 megawatts of energy capacity under diligence.

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

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Update ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs, and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adopting the standard.

In January 2025, the FASB issued Update ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2025-01 was issued to clarify the effective date for Update ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities to provide additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization related to oil-and-gas producing activities. ASU 2024-03 is effective for the first annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of adopting the standard.

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

Based on the Company’s current and historical collection experience, management recorded allowances for doubtful accounts of $0.2 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2025 and December 31, 2024:

	Fair value measured at September 30, 2025
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	September 30,	active markets	inputs	inputs
(in USD thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Digital assets	$1,562,266	$1,562,266	$—	$—
Bitcoin redemption option	67,889	—	67,889	—
Covered call options	(4,438)	—	(4,438)	—
Separated embedded derivative from Investment Tokens	(5,370)	—	(5,370)	—
Other financial liability	(2,779)	—	—	(2,779)
Warrant liability	(571)	—	—	(571)

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Fair value measured at December 31, 2024
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
(in USD thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Digital assets	$949,500	$949,500	$—	$—
Bitcoin redemption option	18,076	—	—	18,076
Covered call options	(18,437)	—	(18,437)	—

In determining the fair value of its digital assets, the Company is able to cite quoted prices as determined by the Company’s principal market, which is the Coinbase exchange. As such, the Company’s digital assets were determined to be Level 1 assets. See Digital assets below for a description of the Company’s digital asset accounting policy.

The Company estimates the fair value of its Bitcoin redemption option using the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the redemption option. The Company previously used the Black-Scholes pricing model and reflected the observable forward price of the underlying asset in the estimation of fair value but now uses the Black model as the forward price of the underlying asset is a direct input of the Black model. In addition, management’s assumption of the start of the redemption period, triggered by a shipment date of purchased property and equipment, was previously a significant unobservable input that has now resolved and is no longer a significant unobservable input. The Company previously determined that the Bitcoin redemption option was a Level 3 liability given a significant unobservable input was included in its valuation. As a result of the resolution of the previously significant unobservable input, the Company transferred the Bitcoin redemption option out of Level 3 into Level 2 during the nine months ended September 30, 2025.

See Derivatives below for a description of certain of the Company’s derivative instrument accounting policies.

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

The fair value of the separated embedded derivative from World Liberty Financial, Inc. tokens (“Investment Tokens”) is determined based on its intrinsic value, which is the difference between the market price of the Investment Tokens on measurement date and the purchase price. The Company determined that the separated embedded derivative from Investment Tokens is a Level 2 liability given all inputs are observable, but the derivative itself is not traded in an active market.

The Company estimates the fair value of its separated embedded derivative from convertible note, namely from the Company’s Coatue Note, using the partial differential equation model (“PDE Model”), which includes several inputs and assumptions including the Company’s common stock price at the time of valuation, the implied volatility of the Company’s common stock matching the moneyness of the conversion option, the risk-free interest rate curve, and the instrument’s estimated credit spread. In addition, management’s assumption of the probability of occurrence of the separated embedded derivative from the convertible note’s trigger event is a significant unobservable input. For quantitative disclosure on the inputs used to estimate the fair value of the Company’s separated embedded derivative from convertible note, see Note 12. Derivatives. The Company determined that the separated embedded derivative from convertible note is a Level 3 liability given significant unobservable inputs are included in its valuation.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company estimated the fair value of its other financial liability using the Probability-Weighted Expected Return Method (“PWERM”), which includes significant unobservable inputs, including the instrument’s estimated credit spread, and as a result, the Company determined that the other financial liability is a Level 3 liability. For quantitative disclosure on the inputs used to estimate the fair value of the Company’s other financial liability, see Note 11. Loans, notes payable, and other financial liabilities. See Other Financial liability for a description of the Company’s other financial liability accounting policy.

The Company estimated the fair value of its warrant liability using the Black-Scholes pricing model, which includes significant unobservable inputs, including the expected term of the warrants, and as a result, the Company determined that the warrant liability is a Level 3 liability. For quantitative disclosure on the inputs used to estimate the fair value of the Company’s warrant liability, see Note 12. Derivatives. See Warrant liability for a description of the Company’s warrant liability accounting policy.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s non-financial assets, including goodwill, intangible assets, operating lease right-of-use assets, and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. The Company had nil impairment from its continuing operations related to its non-financial assets and liabilities measured on a non-recurring basis during the three and nine months ended September 30, 2025 and September 30, 2024, respectively. The Company had nil impairment on its discontinued operations related to the Drumheller site’s non-financial assets and liabilities measured on a non-recurring basis during the three and nine months ended September 30, 2025. The Company recognized approximately nil and $6.1 million of impairment losses from its discontinued operations during the three and nine months ended September 30, 2024, respectively. See the Impairment of long-lived assets and goodwill accounting policy below, as well as Note 5. Discontinued operations for further discussion.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of loans and notes payable and other long-term liabilities approximate fair value as the related interest rates approximate rates currently available to the Company except for the Company’s convertible note. See Derivatives and Convertible instruments below for a description of the Company’s derivative instrument accounting policy and convertible instrument accounting policy, respectively, and Note 11. Loans, notes payable, and other financial liabilities for disclosure on the Company’s convertible note.

Impairment of long-lived assets and goodwill

The Company reviews long-lived assets and goodwill for impairment at least annually, or more frequently whenever events or changes in circumstances indicate that the carrying value of such assets (or asset groups) may not be fully recoverable. The asset (or asset group) to be held and used that is subject to impairment review represents the lowest level of identifiable cash flows that is largely independent of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered unrecoverable, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Factors the Company considers that could trigger an impairment include, but are not limited to, the following: significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, and significant technological changes that could render the asset (or asset group) obsolete. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded as cost and expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three and nine months ended September 30, 2025 and September 30, 2024, there was nil impairment from continuing operations. For the discontinued operations, there were nil impairment losses pertaining to the Company’s asset groups for the three months ended September 30, 2025 and September 30, 2024. There were nil and $6.1 million of impairment losses pertaining to the Company’s asset groups for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Derivatives

The Company accounts for the derivative contracts it enters into and the separated embedded derivatives as follows:

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

Separated embedded derivative from Investment Tokens

For purchased but yet to be received Investment Tokens, an embedded derivative was identified in and separated from the Token Purchase Agreement (“TPA”) host contract and was accounted for in accordance with ASC 815. The Company accounts for its TPA host contract at cost, while the separated embedded derivative is carried at fair value.

Warrant liability

The Company assumed certain warrants in the ABTC Merger (as defined below) that meet the definition of a derivative under ASC 815, and due to the terms of the warrants, are required to be liability classified. The warrant liabilities are carried at fair value.

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

Warrant liability

The Company carries its warrant liability at fair value in accordance with ASC 815 and any gains or losses are recognized in profit or loss, respectively.

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

The Company will recognize positions taken or expected to be taken in a tax return in the Consolidated Financial Statements when it is more-likely-than-not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company will recognize any interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of September 30, 2025 and December 31, 2024.

Net income (loss) per share attributable to common stockholders

Basic net (loss) income per share of common stock from continuing operations attributable to the Company and basic net loss per share of common stock from discontinued operations attributable to the Company are computed by dividing net (loss) income from continuing operations attributable to the Company adjusted for the impact of subsidiary warrants exercisable for little or no cash consideration (“Penny Warrant(s)”) issued by a consolidated subsidiary and net loss from discontinued operations attributable to the Company, respectively, by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share of common stock from continuing operations attributable to the Company is computed by giving effect to all potentially dilutive shares of common stock, including stock options, restricted stock units, deferred stock units, performance stock units, and common stock purchase warrants to the extent dilutive under the treasury-stock method, the numerator adjustment from the impact of the warrant liability assumed by a consolidated subsidiary to the extent dilutive, and potential shares of common stock issuable upon conversion of the Company’s convertible note under the if-converted method. Under the if-converted method, net (loss) income from continuing operations attributable to the Company is adjusted by the effect, net of tax, of potentially dilutive shares computed under this method. Contingently issuable shares whose issuance is contingent upon the satisfaction of certain conditions are considered outstanding and included in the computation of diluted net (loss) income per share of common stock from continuing operations attributable to the Company if all necessary conditions have been satisfied by the end of the period or if the end of the period is deemed the end of the contingently issuable shares’ contingency period. In computing potentially dilutive shares of common stock, each class of shares is applied to basic net (loss) income per share of common stock from continuing operations attributable to the Company on a most to least dilutive basis until a particular class no longer produces further dilution, if applicable. Diluted net loss per share of common stock from discontinued operations attributable to the Company is computed by using the same denominator used to calculate diluted net (loss) income per share of common stock from continuing operations attributable to the Company, as previously noted.

Non-controlling interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity on the Company’s Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2025, non-controlling interests on the Company’s Unaudited Condensed Consolidated Balance Sheets consist of the 19.90% ownership by a third party in Far North and 36.38% ownership by third parties in American Bitcoin Corp. For more details, refer to Note 3. Acquisition of American Bitcoin Corp. and Non-Controlling interest section in Note 14. Equity.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Launch of American Bitcoin Corp.

On March 31, 2025, a wholly owned subsidiary of the Company contributed substantially all of the Company’s ASIC miners to American Data Centers Inc. in exchange for an 80% interest in American Data Centers Inc. In connection with the transaction, American Data Centers Inc. was subsequently renamed as American Bitcoin Corp. (“Historical ABTC”). The transaction does not meet the business combination criteria under FASB ASC Topic 805, Business Combinations (“ASC 805”). The net book value of the assets contributed to Historical ABTC was $121.1 million. The Company recorded a non-cash asset contribution expense of $22.8 million related to the non-controlling interest portion of the ASIC miners that were contributed. The Company incurred $1.5 million in transaction costs related to the transaction.

Note 4. Merger of American Bitcoin Corp. and Gryphon Digital Mining, Inc.

On May 9, 2025, Gryphon Digital Mining, Inc., a Delaware corporation (“Gryphon”), GDM Merger Sub I Inc., a Delaware corporation and wholly owned direct subsidiary of Gryphon (“Merger Sub Inc.”), GDM Merger Sub II LLC, a Delaware limited liability company and wholly owned direct subsidiary of Gryphon (“Merger Sub LLC”), and Historical ABTC, a majority owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “ABTC Merger Agreement”).

On September 3, 2025, in accordance with the terms of the ABTC Merger Agreement, among other things, (i) Merger Sub Inc. merged with and into Historical ABTC, with Historical ABTC surviving the merger (the “First Merger”) as a wholly owned direct subsidiary of Gryphon (the corporation surviving the First Merger, the “First Merger Surviving Corporation”) and (ii) immediately after the First Merger, the First Merger Surviving Corporation merged with and into Merger Sub LLC, with Merger Sub LLC surviving the merger (the “Second Merger” and, taken together with the First Merger, the “ABTC Merger”) as a wholly owned direct subsidiary of Gryphon. Gryphon was renamed American Bitcoin Corp. (“American Bitcoin”) after the completion of the ABTC Merger (the “Closing”).

Upon the Closing, existing shareholders of Gryphon collectively owned, on a fully diluted basis, approximately 2% of American Bitcoin, representing 16,893,390 of Class A common stock of American Bitcoin, with a par value of $0.0001. Historical ABTC’s shareholders prior to the ABTC Merger held 11,002,954 shares of Class A common stock of Historical ABTC and 50,500,000 Class B common stock of Historical ABTC. At an exchange ratio of 14.4995, shareholders of Historical ABTC Class A common stock received 159,537,377 shares of American Bitcoin Class A common stock and shareholders of Historical ABTC Class B common stock received 732,224,903 shares of American Bitcoin Class B common stock, with a par value of $0.0001. The ABTC Merger has been accounted for as a reverse acquisition under ASC 805, with Historical ABTC identified as the accounting acquirer. Accordingly, the Unaudited Condensed Consolidated Financial Statements reflect the historical operations of the accounting acquirer, with the equity structure retroactively adjusted to reflect the legal acquirer’s equity.

The total consideration transferred was greater than the fair value of the net liabilities assumed, resulting in goodwill of $151.8 million.

The purchase price is calculated based on the number of shares of American Bitcoin’s common stock held by Gryphon shareholders at the Closing multiplied by the closing price of American Bitcoin Class A common stock on September 3, 2025, as demonstrated in the table below:

(in thousands, except share and per share data)
American Bitcoin Class A common stock held by Gryphon shareholders	16,893,390
American Bitcoin Class A common stock closing price on September 3, 2025	$8.04
Purchase price (American Bitcoin Class A common stock consideration transferred to Gryphon shareholders)	$135,823

The Company incurred $6.1 million in transaction costs related to the ABTC Merger.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the preliminary purchase price allocation of the ABTC Merger consideration to the valuations of the identifiable assets acquired and liabilities assumed as part of the ABTC Merger:

(in USD thousands)
Cash and cash equivalents	$894
Prepaid expenses	2,095
Digital assets	86
Property and equipment, net	2,450
Deposits	931
Total assets acquired	$6,456

Accounts payable and accrued liabilities	$13,401
Warrant liability	9,011
Total liabilities acquired	$22,412

Net liabilities assumed	$(15,956)

Goodwill	$151,779

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the ABTC Merger with Gryphon had occurred on January 1, 2024, the beginning of the earliest period presented. The pro forma results include adjustments to reflect the acquisition date fair value of assets acquired and liabilities assumed and transaction costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(in USD thousands)
Revenue	$84,320	$47,424	$150,369	$147,385
Net income (loss)	$45,894	$(5,301)	$37,780	$157,956

This supplemental pro forma information is not necessarily indicative of what the Company’s actual results of operations would have been had the ABTC Merger occurred at the beginning of the periods presented, nor does it purport to project future operating results of the Company post-ABTC Merger.

Note 5. Discontinued operations

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below outlines the results of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2025	2024	2025	2024
Revenue:
Compute	$—	$—	$—	$981

Cost of revenue (exclusive of depreciation and amortization shown below):
Compute	—	—	—	3,895

Operating expenses:
Depreciation and amortization	—	—	—	169
General and administrative expenses	—	—	—	216
Impairment of long-lived assets	—	—	—	6,065
Total operating expenses	—	—	—	6,450

Loss from discontinued operations before taxes	—	—	—	(9,364)

Income tax benefit	—	—	—	—

Net loss	$—	$—	$—	$(9,364)

	Nine Months Ended
Cash flows from Discontinued Operations	September 30,
(in USD thousands)	2025	2024
Operating cash flows used in discontinued operations	$—	$(3,243)

Assets and Liabilities of Discontinued Operations	September 30,	December 31,
(in USD thousands)	2025	2024
Assets	$173	$2,320
Liabilities	729	1,699

The Company recorded impairment related to the mining equipment and mining infrastructure at its Drumheller site after the decision to cease operations at the site in March 2024.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Segment information

The following table presents revenue and cost of revenue for the Company’s reportable segments, reconciled to the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2025	2024	2025	2024
Reportable segment revenue:
Power	$17,976	$26,185	$31,205	$46,653
Digital Infrastructure	31,859	3,854	48,995	14,962
Compute	70,036	13,609	120,449	61,542
Other	—	87	—	7,929
Eliminations	(36,361)	—	(54,025)	(395)
Total segment and consolidated revenue	$83,510	$43,735	$146,624	$130,691

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	7,588	4,991	16,851	14,073
Cost of revenue – Digital Infrastructure	22,909	3,667	38,295	12,627
Cost of revenue – Compute	30,291	8,840	61,279	35,196
Cost of revenue – Other	—	61	—	4,841
Eliminations	(28,458)	—	(43,660)	(395)
Total segment and consolidated cost of revenue	$32,330	$17,559	$72,765	$66,342

Reconciling items:
Depreciation and amortization	(27,795)	(10,462)	(62,152)	(33,465)
General and administrative expenses	(33,761)	(16,175)	(87,440)	(54,073)
Gains (losses) on digital assets	76,595	(1,552)	181,841	201,180
(Loss) gain on sale of property and equipment	(1,467)	444	(3,609)	634
Foreign exchange (loss) gain	(1,530)	703	1,593	(976)
Interest expense	(8,616)	(7,938)	(24,481)	(20,231)
Asset contribution costs	—	—	(22,780)	—
Gain on debt extinguishment	—	5,966	—	5,966
Gain on derivatives	5,141	2,704	7,600	19,923
(Loss) gain on other financial liability	(237)	—	721	—
Gain on warrant liability	26	—	26	—
Equity in earnings of unconsolidated joint venture	2,192	1,495	4,621	8,457
Income tax provision	(19,019)	(453)	(26,388)	(2,975)
General and administrative expenses eliminations	7,903	—	10,365	—
Net income from continuing operations	$50,612	$908	$53,776	$188,789

Loss from discontinued operations (net of income tax benefit of nil, nil, nil, and nil, respectively)	—	—	—	(9,364)

Net income	50,612	908	53,776	179,425

Less: Net (income) loss attributable to non-controlling interest	(503)	(261)	(244)	232
Net income attributable to Hut 8 Corp.	$50,109	$647	$53,532	$179,657

The following table presents summarized information for revenue by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2025	2024	2025	2024
Revenue
United States	$73,327	$30,671	$120,754	$90,697
Canada	10,183	13,064	25,870	39,994
Total revenue	$83,510	$43,735	$146,624	$130,691

The following table presents summarized information for long-lived assets by geographic area:

	September 30,	December 31,
(in USD thousands)	2025	2024
United States	$598,066	$156,843
Canada	48,658	64,838
Total Long-Lived Assets	$646,724	$221,681

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Digital assets

The following table presents the changes in the carrying amount of digital assets as of September 30, 2024 and September 30, 2025:

(in USD thousands)	Amount
Balance as of December 31, 2023	$388,510
Revenue recognized from Bitcoin mined	31,336
Hosting revenue received in Bitcoin	1,814
Mining revenue earned in prior period received in current period	292
Carrying value of Bitcoin sold	(37,929)
Change in fair value of Bitcoin	274,540
Carrying value of other digital assets sold	(407)
Change in fair value of other digital assets	34
Foreign currency translation adjustments	(9,295)
Balance as of March 31, 2024	$648,895
Revenue recognized from Bitcoin mined	13,914
Hosting revenue received in Bitcoin	1,417
Carrying value of Bitcoin sold	(15,209)
Change in fair value of Bitcoin	(71,842)
Foreign currency translation adjustments	(6,671)
Balance as of June 30, 2024	$570,504
Revenue recognized from Bitcoin mined	11,611
Hosting revenue received in Bitcoin	640
Carrying value of Bitcoin sold	(12,103)
Change in fair value of Bitcoin	(1,552)
Foreign currency translation adjustments	7,368
Balance as of September 30, 2024	$576,468

Number of Bitcoin held as of September 30, 2024	9,106
Cost basis of Bitcoin held as of September 30, 2024	$354,128
Realized gains on the sale of Bitcoin for the three months ended September 30, 2024	$1,683
Realized gains on the sale of Bitcoin for the nine months ended September 30, 2024	$9,141

Balance as of December 31, 2024	$949,500
Revenue recognized from Bitcoin mined	12,341
Carrying value of Bitcoin sold	(3,433)
Change in fair value of Bitcoin	(112,392)
Foreign currency translation adjustments	1,228
Balance as of March 31, 2025	$847,244
Revenue recognized from Bitcoin mined	30,318
Bitcoin contributed	10,000
Carrying value of Bitcoin sold	(299)
Change in fair value of Bitcoin	217,646
Foreign currency translation adjustments	38,270
Balance as of June 30, 2025	$1,143,179
Revenue recognized from Bitcoin mined	65,954
Bitcoin assumed from the ABTC Merger	86
Bitcoin purchased	287,780
Carrying value of Bitcoin sold	(5)
Change in fair value of Bitcoin	81,957
Foreign currency translation adjustments	(16,685)
Balance as of September 30, 2025	$1,562,266

Number of Bitcoin held as of September 30, 2025	10,343
Number of Bitcoin pledged to Bitmain as of September 30, 2025	3,353
Cost basis of Bitcoin held as of September 30, 2025	$857,911
Realized gains on the sale of Bitcoin for the three months ended September 30, 2025	$1
Realized gains on the sale of Bitcoin for the nine months ended September 30, 2025	$905

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s digital assets are either held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company’s ownership and pledged as collateral under a borrowing arrangement or in connection with covered call options sold, or held by Bitmain Technologies Delaware Limited (together with its affiliates, “Bitmain”) for the Bitcoin pledged in connection with the Bitmain Purchase Agreement (as defined below) and ABTC Bitmain Purchase Agreement (as defined below) for miner purchases from them. The details of the digital assets are as follows:

	Amount		Number of digital assets
(in USD thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Current
Bitcoin pledged for miner purchase	110,418	92,389	968	968
Total current digital assets – pledged for miner purchase	$110,418	92,389	968	968

Non-current
Bitcoin held in custody	522,197	525,235	4,578	5,648
Total non-current digital assets – held in custody	$522,197	$525,235	4,578	5,648

Non-current
Bitcoin pledged for miner purchase	272,051	—	2,385	—
Total current digital assets – pledged for miner purchase	$272,051	—	2,385	—

Non-current
Bitcoin pledged as collateral	657,600	331,876	5,765	3,555
Total non-current digital assets – pledged as collateral	$657,600	331,876	5,765	3,555

Total digital assets	$1,562,266	$949,500	13,696	10,171

In November 2024, the Company entered into a purchase agreement with Bitmain to purchase approximately 30,000 Bitmain Antminer S21+ ASIC miners (as amended, the “Bitmain Purchase Agreement”). In December 2024, in connection with the Bitmain Purchase Agreement, the Company completed its Bitcoin pledge by depositing 968 Bitcoin into a segregated wallet with Bitmain, which was originally subject to a three-month redemption right from the shipment date of the purchased ASIC miners, whereby the Company has the option to repurchase, with cash, the pledged Bitcoin at a mutually agreed upon fixed price. If the Company does not exercise this right within the redemption period, Bitmain will retain full ownership of the pledged Bitcoin as consideration for the purchased ASIC miners. During the nine months ended September 30, 2025, the Company amended the redemption period to end during the quarter ending December 31, 2025.

During 2024, the Company entered into an ASIC colocation contract with Bitmain to host miners at the Company’s Vega site. The agreement featured a fixed hosting fee with a partial or full purchase option of the hosted machines in up to three tranches at a fixed price within six months of energization of the relevant tranche. The Company completed energization of the miners during June and July 2025. On March 31, 2025, the Company entered into a Put Option Agreement with American Bitcoin (the “Put Option Agreement”), pursuant to which the Company had the right to put to American Bitcoin any ASIC miners purchased by the Company under this purchase option.

On August 5, 2025, pursuant to the Put Option Agreement, the Company assigned its option to purchase up to approximately 17,280 Bitmain Antminer U3S21EXPH ASIC miners (collectively, the “Bitmain Miners”), representing a total of approximately 14.86 exahash per second (“EH/s”), to American Bitcoin. American Bitcoin exercised the option on August 5, 2025 and entered into an On-Rack Sales and Purchase Agreement (the “ABTC Bitmain Purchase Agreement”) with Bitmain to purchase the Bitmain Miners in one or more tranches for a total purchase price of up to approximately $320.0 million, not including any applicable tariffs, duties or similar charges.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Concurrently with the execution of the ABTC Bitmain Purchase Agreement, American Bitcoin purchased 16,299 of the Bitmain Miners, representing a total of approximately 14.02 EH/s, for a total purchase price of approximately $314.0 million, paid through the pledge of 2,234 Bitcoin at a mutually agreed upon fixed price. Such purchase price was reduced by the application of a deposit and certain expenses of approximately $46.0 million previously paid to Bitmain. In September 2025, American Bitcoin purchased the remaining 981 Bitmain Miners for a total purchase price of $18.9 million, paid through the pledge of 151 Bitcoin at a mutually agreed upon fixed price, net of certain hosting credits. In October 2025, American Bitcoin pledged an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded the Company’s $46.0 million comprising of the deposit and certain expenses. The Bitcoin pledged under the ABTC Bitmain Purchase Agreement has a redemption period of approximately twenty-four months from the applicable pledge date.

As of September 30, 2025, the Company had pledged 3,353 Bitcoin to Bitmain with a fair value of $382.5 million, classified as Digital assets – pledged for miner purchase on its Unaudited Condensed Consolidated Balance Sheets. A corresponding liability of $387.1 million was recorded under Miner purchase liability on the Company’s Unaudited Condensed Consolidated Balance Sheets, reflecting its obligation to either redeem the pledged Bitcoin for cash or put it towards the purchase of ASIC miners by not redeeming the pledged Bitcoin at the end of the redemption period. Of the 3,353 Bitcoin pledged to Bitmain by the Company as of September 30, 2025, 2,385 Bitcoin was pledged by American Bitcoin.

In accordance with FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets, the Company assessed the transfer of nonfinancial assets, Bitcoin, under FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Specifically, the Company noted that the Bitcoin pledged to Bitmain under the Bitmain Purchase Agreement and ABTC Bitmain Purchase Agreement constitute repurchase agreements under ASC 606. As a result, the Bitcoin was not derecognized upon transfers as the Company retains repurchase options.

Due to the redemption rights and the Company’s continued economic exposure to the Bitcoin, the pledged Bitcoin is separately classified as Digital assets – pledged for miner purchase on the Unaudited Condensed Consolidated Balance Sheets, which represents restricted Bitcoin.

The Company recorded a Bitcoin redemption right derivative asset with an initial fair value of $15.1 million in 2024 and $65.7 million during the nine months ended September 30, 2025. See Note 12. Derivatives for further information on this derivative asset.

During the period from October 1, 2025 to November 3, 2025, American Bitcoin purchased approximately 258 Bitcoin for $30.3 million, at a weighted average price of approximately $117,450 per Bitcoin, to further expand its strategic Bitcoin reserve.

Digital asset receivable

In August 2025, the Company entered into a TPA with World Liberty Financial, Inc. (“WLFI”) for the purchase of 100 million Investment Tokens, at $0.25 per token, for a total purchase price of $25.0 million in cash. The Company’s Investment Tokens are subject to an indefinite lockup, with a minimum of twelve months from purchase date. Future unlocks are subject to the Investment Tokens’ protocol governance procedures and may be subject to WLFI’s discretion. The Company received its Investment Tokens in October 2025.

Prior to receiving the Investment Tokens, an embedded derivative was identified in and separated from the TPA host contract and was accounted for in accordance with ASC 815. See Note 12. Derivatives for further information on the separated embedded derivative from Investment Tokens.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Property and equipment, net

The components of property and equipment were as follows:

(in USD thousands)	September 30, 2025	December 31, 2024
Mining infrastructure	$154,267	$41,308
Miners and mining equipment	397,403	77,486
Data center infrastructure	16,542	11,058
Computer and network equipment	9,008	8,025
Right-of-use assets - Finance lease	27,314	26,412
Leasehold improvements	1,945	680
Land and land improvements	18,967	263
Power plant assets	13,467	13,070
AI GPUs	42,573	39,324
Construction in progress	39,015	55,918
Property and equipment, gross	720,501	273,544
Less: Accumulated depreciation	(73,777)	(51,863)
Property and equipment, net	$646,724	$221,681

Depreciation and amortization expense related to property and equipment was $26.9 million and $9.6 million for the three months ended September 30, 2025 and September 30, 2024, respectively.

Depreciation and amortization expense related to property and equipment was $59.5 million and $31.0 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Deposits and prepaid expenses

The components of deposits and prepaid expenses are as follows:

(in USD thousands)	September 30, 2025	December 31, 2024
Current
Miner purchase option	$—	$31,951
Prepaid insurance	4,027	4,359
Prepaid electricity	9,721	3,885
Deposits for infrastructure purchases	17,354	7,660
Other deposits	9,284	4,824
Total current deposits and prepaid expenses	$40,386	$52,679

Non-current
Deposits related to electricity supply under electricity supply agreement	$6,120	$7,279
Lease deposits	2,088	—
Other	180	607
Total non-current deposits and prepaid expenses	$8,388	$7,886

Total deposits and prepaid expenses	$48,774	$60,565

Note 10. Investments in unconsolidated joint venture

On November 25, 2022, the Company acquired a 50% membership interest in TZRC LLC (“TZRC”), an early stage operator of vertically integrated digital asset mining and power facilities (the “Acquired Interests”). The transaction closed on December 6, 2022.

The consideration paid by the Company for the acquisition of the Acquired Interests consisted of $10.0 million of cash and the assumption of a senior secured promissory note (the “TZRC Secured Promissory Note”) with a fair value estimate as of the transaction date of approximately $95.1 million. See Note 11. Loans, notes payable, and other financial liabilities for a discussion of the TZRC Secured Promissory Note.

TZRC is a two-member operating joint venture where both members jointly control the essential areas of the entity’s business. The purpose of TZRC is to develop, construct, install, own, finance, rent, and operate one or more modular data centers located on or near renewable power sources for purposes of digital asset mining. The entity self-mines and provides hosting services. The Company assumed the role of property manager under a property management agreement (“PMA”) to provide day-to-day management and oversight services of TZRC’s data center facilities. The service contract has a term of 10 years and is automatically renewed for successive one-year terms unless either party provides written notice of non-renewal. As property manager, the Company is entitled to approximately $1.5 million per year, subject to downward adjustment based on capacity utilization of TZRC’s data centers. In addition, the PMA allows pass through costs on behalf of the Company, such as payroll and other incidental costs. Pass through costs for the three months ended September 30, 2025 and September 30, 2024 were approximately $0.7 million and $0.7 million, respectively. Pass through costs for the nine months ended September 30, 2025 and September 30, 2024 were approximately $2.1 million and $1.7 million, respectively.

The Company accounts for its indirect 50% interest in TZRC using the equity method of accounting. For the three months ended September 30, 2025 and September 30, 2024, the Company recorded its ownership percentage of income of TZRC within Equity in earnings of unconsolidated joint venture in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for $0.4 million of net income and $0.2 million of net loss, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company recorded $0.6 million of net loss and $3.2 million of net income, respectively. The carrying value of the Company’s investment in TZRC was $50.2 million and $82.0 million as of September 30, 2025 and December 31, 2024, respectively, and is included in the Company’s Unaudited Condensed Consolidated Balance Sheets.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

A summarized consolidated income statement for TZRC during the three and nine months ended September 30, 2025 and September 30, 2024 are as follows:

Condensed Consolidated Income Statements
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2025	2024	2025	2024
Total revenue, net	$37,026	$31,498	$101,471	$105,738
Gross profit	14,666	14,784	43,971	54,105
Net income (loss)	899	(496)	(1,215)	6,456
Net income (loss) attributable to investee	450	(248)	(608)	3,228

A summarized consolidated balance sheet for TZRC as of September 30, 2025 and December 31, 2024 follows:

Condensed Consolidated Balance Sheets
	September 30,	December 31,
(in USD thousands)	2025	2024
Cash	$53,077	$87,497
Total current assets	61,339	94,802
Property and equipment, net	55,296	97,519
Total other assets	34,377	34,489
Current liabilities	32,892	32,978
Noncurrent liabilities	12,508	14,087
Members equity	105,612	179,744

Note 11. Loans, notes payable, and other financial liabilities

Details of the Company’s loans, notes payable, and other financial liabilities are as follows:

(in USD thousands)			September 30,	December 31,
Issuance Date	Maturity Date	Interest Rate	2025	2024
TZRC Secured Promissory Note
December 6, 2022	April 8, 2027	15.25%	$56,692	$84,211

Coinbase Credit Facility
June 26, 2023	June 16, 2026	9.00(1)%	130,000	65,000

Coatue Note (convertible note)
June 28, 2024	June 28, 2029	8.00%	159,285	153,100

Two Prime Credit Facility
August 25, 2025	(2)	7.99%	—	—

Other financial liability	(3)	(3)	2,779	—

Total principal balance			348,756	302,311
Less: unamortized discount and deferred financing costs			(1,284)	(1,726)
Total carrying amount			$347,472	$300,585
Less: current portion			130,085	64,965
Long-term portion			$217,387	$235,620
(1)	The interest rate as of December 31, 2024 for the Coinbase credit facility was 10.50%.
(2)	See Two Prime Credit Facility below for additional information.
(3)	See Other financial liability below for additional information.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table outlines maturities of our long-term debt, including the current portion, as of September 30, 2025:

(in USD thousands)
Year ending December 31,
2025 (excluding the nine months ended September 30, 2025)	$—
2026	130,000
2027	56,692
2028	—
2029	159,285
Thereafter	—
Total	$345,977

During the three months ended September 30, 2025 and September 30, 2024, total principal payments of the Company’s debt, exclusive of debt extinguishment, were $36.5 million and $1.7 million, respectively. During the three months ended September 30, 2025 and September 30, 2024, the Company recorded amortization of debt issuance costs, included in interest expense, of $0.3 million and $1.2 million, respectively. During the three months ended September 30, 2025 and September 30, 2024, interest expense was $8.1 million and $9.4 million, respectively.

During the nine months ended September 30, 2025 and September 30, 2024, total principal payments of the Company’s debt, exclusive of debt extinguishment, were $36.5 million and $34.0 million, respectively. During the nine months ended September 30, 2025 and September 30, 2024, the Company recorded amortization of debt issuance costs, included in interest expense, of $0.5 million and $4.0 million, respectively. During the nine months ended September 30, 2025 and September 30, 2024, interest expense was $24.5 million and $21.7 million, respectively.

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

The stated interest on the TZRC Secured Promissory Note accrues at a rate per annum equal to the lesser of (a) a varying rate per annum equal to the sum of (i) the prime rate as published in The Wall Street Journal, plus (ii) 12.0% per annum, (b) 15.25% per annum and (c) the maximum rate of non-usurious interest permitted by law. The Company has the option to defer the interest until maturity of the note under a paid-in-kind (“PIK”) payment option. The Company elected to apply the PIK payment option. Accordingly, interest increases the principal amount of the TZRC Secured Promissory Note. PIK interest is payable upon maturity of the note in April 2027, unless or until any portion or all of the TZRC Secured Promissory Note is prepaid under the prepayment option discussed below. The Company is also subject to post-default interest of an additional 2% upon occurrence of an event of default. The higher interest rate applies from the date of non-payment until such amount is paid in full. As of September 30, 2025 and December 31, 2024, the interest rate on the TZRC Secured Promissory Note was 15.25%.

The Company has the option to prepay the TZRC Secured Promissory Note in whole or in part without premium or penalty. There are no required minimum monthly payments. When distributions are made from TZRC to the Company, the Company uses 100% of those funds to immediately pay down the TZRC Secured Promissory Note. Any prepayment would be accompanied by all accrued and unpaid interest on the principal amount prepaid. The TZRC Secured Promissory Note is secured by a first priority security interest in the Company’s membership interest in TZRC. The Company is not a guarantor of the TZRC Secured Promissory Note, and there is no recourse to the Company.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2025, approximately $56.7 million in principal and PIK interest, exclusive of a $0.6 million discount, was outstanding under the TZRC Secured Promissory Note, with payment of principal and PIK interest due upon the first to occur of (a) the date that is five years from origination on April 8, 2022, (b) the date of any event of dissolution of TZRC, and (c) the date of the closing of certain events specified in TZRC’s governing documents.

Coinbase credit facility

The Company is party to a credit facility with Coinbase Credit, Inc. (“Coinbase”). The original credit facility was established on June 26, 2023 (the “Original Credit Facility”) and was amended and restated on each of January 12, 2024 and June 17, 2024. The Original Credit Facility provided for an interest rate of 5.0% plus the greater of (i) the US Federal Funds Target Rate – Upper Bound and (ii) 3.25%. The Original Credit Facility provided for up to $50.0 million in loans pursuant to drawdowns made available in three tranches: $15.0 million available from loan inception to 15 business days thereafter, $20.0 million available starting 30 calendar days after loan inception to 15 business days thereafter, and $15.0 million available the day after November 30, 2023 and 15 business days thereafter. On or prior to a drawdown, the Company was required to pledge, as collateral, Bitcoin with a custodian, Coinbase Custody Trust Company, LLC, to be held in a segregated custody account under the Company’s ownership, such that the loan-to-value (“LTV”) ratio of principal outstanding amount of the loan and the fair value of collateral is equal to or less than 60%. If the value of the collateral under the credit facility decreased past a specified margin, the Company may have been required to post additional Bitcoin as collateral.

On January 12, 2024, the Coinbase credit facility was amended and restated (the “First Amended and Restated Credit Agreement”) to, among other things, allow for a drawdown of a fourth tranche of $15.0 million, which the Company drew on January 12, 2024. Under the terms of the First Amended and Restated Credit Agreement, borrowed amounts bore interest at a rate equal to (a) the greater of (i) the US Federal Funds Target Rate – Upper Bound on the date of the applicable borrowing and (ii) 3.25%, plus (b) 5.0%. The First Amended and Restated Credit Agreement additionally established a right for Coinbase to deliver a partial prepayment notice to the Company if the price of Bitcoin on Coinbase’s digital currency exchange platform (the “Prevailing Market Value”) was less than the higher of (x) $25,000 and (y) 60% of the Prevailing Market Value on the effective date of the First Amended and Restated Credit Agreement, requiring the Borrower to prepay $15.0 million in principal as well as any accrued and unpaid interest. The Company guaranteed certain of its obligations under the First Amended and Restated Credit Agreement.

On June 17, 2024, the Company entered into a second amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with Coinbase. The Second Amended and Restated Credit Agreement extended the final maturity date to June 16, 2025, modified the LTV thresholds for a margin call, margin release or breach of the Second Amended and Restated Credit Agreement, and modified the interest rate to a rate equal to (a) the greater of (x) the federal funds rate on the date of the applicable borrowing and (y) 3.25%, plus (b) 6.0%. Under the terms of the Second Amended and Restated Credit Agreement, there was no guaranty by the Company of its obligations. The Second Amended and Restated Credit Agreement also removes the right for Coinbase to deliver a partial repayment notice to Company if the Prevailing Market Value was less than the higher of (x) $25,000 and (y) 60% of the Prevailing Market Value on the effective date of the First Amended and Restated Credit Agreement.

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On August 1, 2025, the Company entered into Amendment No. 1 to the Third Amended and Restated Credit Agreement (the “Coinbase Amendment”). The Coinbase Amendment extends the Third Amended and Restated Credit Agreement to extend the availability period of additional principal borrowings from July 30, 2025 to through the final maturity date of June 16, 2026, provided that (i) five business days’ notice is given prior to borrowings and (ii) starting on September 30, 2025, any undrawn portion under the agreement is subject to a commitment fee of 1.5% per annum. All other material terms, including payment terms and acceleration provisions, remained unchanged from the Third Amended and Restated Credit Agreement. In August 2025, the Company drew on the remaining $65.0 million.

As of September 30, 2025, the Company has $130.0 million outstanding with Coinbase under the Third Amended and Restated Credit Agreement, as amended, exclusive of deferred financing costs of $0.1 million.

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

The remaining debt host contract is discounted by the initial fair value of the separated embedded derivative from convertible note of nil and is offset by issuance costs. The debt host contract of the convertible note is subsequently measured at amortized cost, and the debt discount and issuance costs are amortized to interest expense over the expected term of the host contract using the effective interest method. The convertible note has an effective interest rate of 8.23% and its contractual interest expense was $3.2 million and $9.4 million for the three and nine months ended September 30, 2025, respectively. The amortization of debt discount and issuance costs for the three and nine months ended September 30, 2025 was $0.03 million and $0.09 million, respectively. As of September 30, 2025, the convertible note had an outstanding principal amount of $159.3 million inclusive of PIK interest accrued, unamortized debt discount and issuance costs of $0.7 million, net carrying amount of $158.6 million, and fair value of $360.8 million. The fair value of the convertible note is estimated using the same method and inputs as the separated embedded derivative from convertible note as disclosed in Note 12. Derivatives. The Company determined that the convertible note is a Level 3 liability given an unobservable input is included in its valuation. The separated embedded derivative from convertible note was initially recorded at nil. See Note 12. Derivatives for a discussion of the separated embedded derivative from convertible note.

Two Prime Credit Facility

On August 25, 2025, the Company entered into a credit agreement (the “Two Prime Credit Agreement”) with Two Prime Lending Limited (“Two Prime”).

The Two Prime Credit Agreement provides for a revolving credit facility of up to $200.0 million. Amounts borrowed under the Two Prime Credit Agreement will bear interest at a rate equal to 7.99% per annum. The facility will mature 364 days after the date of the first borrowing. The Company may prepay any outstanding amounts borrowed, in whole or in part, without premium or penalty, at any time prior to the maturity date. Amounts prepaid may be reborrowed, in whole or in part, at any time prior to the maturity date.

The Company’s obligations under the Two Prime Credit Agreement, if any, are secured by the Company’s interest in certain Bitcoin (the “Two Prime Collateral”) held in the custody of one of the Company’s digital asset custodians (the “Two Prime Credit Facility Custodian”) and Two Prime’s recourse under the Two Prime Credit Agreement is limited to the Two Prime Collateral.

If the ratio between the fair value of the Two Prime Collateral and the aggregate principal amount outstanding under the facility (the “Two Prime Actual Margin Ratio”) at any time during the term is equal to or less than 135%, a margin call event occurs. Upon a margin call event, Two Prime may deliver a notice to the Company requiring additional collateral be posted such that the Two Prime Actual Margin Ratio is equal to 160% after taking into account the additional collateral. Two Prime cannot deliver more than one margin call notice per calendar day.

The Company has the right to request that a portion of the Two Prime Collateral be released by the Two Prime Credit Facility Custodian if the Two Prime Actual Margin Ratio is equal to or greater than 190% for three consecutive calendar days and certain other conditions are satisfied.

The Two Prime Credit Facility Custodian does not have any right to lend, pledge, hypothecate or re-hypothecate the posted Two Prime Collateral.

As of September 30, 2025, the Company had no amounts outstanding under the Two Prime Credit Agreement.

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

As of September 30, 2025, solely for the purposes of estimating the fair value of the SAFE agreement, the Company estimated an equity conversion probability of 70% within 12 months and a SAFE agreement liquidity event probability of 30% within 36 months. The Company also included the following inputs in estimating the fair value of the SAFE agreement using the PWERM:

September 30, 2025
Risk-free interest rate	3.6% – 3.8%
Credit spread	22.00%

The following table provides a summary of activity and change in fair value of the SAFE agreement (Level 3 liability):

	Three Months Ended	Nine Months Ended
(in USD thousands)	September 30, 2025	September 30, 2025
Balance, beginning of period	$2,542	$—
Additions	—	3,500
Change in fair value	237	(721)
Balance, end of period	$2,779	$2,779

Note 12. Derivatives

The following table presents the Company’s Unaudited Condensed Consolidated Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		September 30, 2025		December 31, 2024
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin redemption option	Derivative asset	$67,889	$—	$18,076	$—
Covered call options	Derivative liability	—	4,438	—	18,437
Separated embedded derivative from Investment Tokens	Digital asset receivable	—	5,370	—	—
Warrant liability	Warrant liability	—	571	—	—
Total derivatives		$67,889	$10,379	$18,076	$18,437

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the effect of derivatives on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

(in USD thousands)		Three Months Ended		Nine Months Ended
Derivative	Statement of Operations Line	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Derivatives not designated as hedging instruments:
Bitcoin redemption option	Gain on derivatives	$(929)	$—	$(15,909)	$—
Covered call options	Gain on derivatives	6,070	2,704	23,509	19,923
Separated embedded derivative from Investment Tokens	(Gains) losses on digital assets	(5,370)	—	(5,370)	—
Warrant liability	Gain on warrant liability	26	—	26	—
Total derivatives		$(203)	$2,704	$2,256	$19,923

Bitcoin redemption option

During December 2024, the Company pledged approximately 968 Bitcoin with Bitmain in connection with a purchase of approximately 30,000 Bitmain Antminer S21+ ASIC miners. The Company has the option to redeem the pledged Bitcoin at a mutually agreed upon price, which started from the shipment date of the purchased ASIC miners and originally ended three months thereafter. The Company loses the right to redeem the pledged Bitcoin should the Company not redeem them by the end of the redemption period. During the nine months ended September 30, 2025, the Company amended the redemption period to end during the quarter ending December 31, 2025. The amount of Bitcoin that can be redeemed is pro-rata of the percentage of miners shipped on a compute power (hashrate) basis. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives. The Company previously accounted for this Bitcoin redemption option as a Level 3 derivative asset as of December 31, 2024 due to a significant unobservable input included in the fair value estimate of the Bitcoin redemption option, which was the estimated shipment date of the purchased ASIC miners. During the nine months ended September 30, 2025, the shipment date was finalized and therefore was no longer an unobservable input.

As part of the ABTC Bitmain Purchase Agreement, in August and September 2025, American Bitcoin pledged Bitcoin with Bitmain in connection with a purchase of approximately 17,280 U3S21EXPH ASIC miners. The total amount of Bitcoin pledged was approximately 2,385 Bitcoin. American Bitcoin pledged the Bitcoin in three tranches, two tranches in August 2025 and one tranche in September 2025. American Bitcoin has the option to redeem the pledged Bitcoin at a mutually agreed upon price starting from and for up to twenty-four months after the day immediately following each pledge date and loses the right to redeem the pledged Bitcoin should it not redeem them by the end of the redemption period. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives. As part of the purchase of the U3S21EXPH ASIC miners, the Company paid cash of approximately $46.0 million as a deposit and for certain expenses. American Bitcoin has an option to replace the $46.0 million cash paid with a Bitcoin pledge on or before November 5, 2025. In October 2025, American Bitcoin exercised its option to replace the $46.0 million cash paid with a Bitcoin pledge by pledging an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded the Company’s $46.0 million comprising of the deposit and certain expenses.

The following table provides a summary of activity and change in fair value of the Company’s Bitcoin redemption option (previously a Level 3 derivative asset):

	Three Months Ended	Nine Months Ended
(in USD thousands)	September 30, 2025	September 30, 2025
Balance, beginning of period	$—	$18,076
Transfer out of Level 3 (1)	—	(18,076)
Balance, end of period	$—	$—

(1) The Bitcoin redemption option was transferred out of Level 3 during the nine months ended September 30, 2025 due to changes in the observability of inputs used in the valuation.

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

During the nine months ended September 30, 2025, covered call options on 1,500 Bitcoin notional expired with the underlying reference price below their strike price and the Company recorded a gain of $12.1 million. During the nine months ended September 30, 2025, the Company rolled a covered call option on 500 Bitcoin notional for a covered call option on the same Bitcoin notional by exchanging its previously outstanding call option for a new call option. As a result of the roll, the Company received $0.8 million in cash and recorded a gain of $4.2 million. In July 2025, the Company sold an additional covered call option on 1,000 Bitcoin notional with the same features as above and received $5.0 million in cash. Later in July 2025, this call option was rolled forward to a later expiry date for nil premium on the same Bitcoin notional. As a result of this roll the Company recorded a loss of $2.3 million. In August 2025, the Company sold an additional covered call option on 2,000 Bitcoin notional with the same features as above and received $3.7 million in cash. During the period from October 1, 2025 to November 3, 2025, a covered call option on 2,000 Bitcoin notional expired with the underlying reference price below its strike price.

Separated embedded derivative from convertible note

In June 2024, as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Convertible instruments and Note 11. Loans, notes payable, and other financial liabilities, the Company issued a convertible note with embedded derivatives and separated the Contingent Repurchase Right embedded derivative. The separated embedded derivative from convertible note was separated from its debt host contract and is accounted for as a derivative liability carried at fair value in accordance with ASC 815. As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement, the separated embedded derivative from convertible note is a Level 3 liability. A significant unobservable input included in the fair value estimate of the separated embedded derivative from convertible note is management’s estimate of the Contingent Repurchase Right’s probability of occurrence, which was remote as at inception and September 30, 2025. As such, the initial fair value of the separated embedded derivative from convertible note was nil and the fair value as of September 30, 2025 was nil.

As of September 30, 2025, the Company estimated the fair value of the separated embedded derivative from convertible note using the PDE Model with the following inputs and inputs noted in the paragraph above:

September 30, 2025
Dividend yield	—%
Implied volatility	86.60%
Risk-free interest rate	3.90%
Credit spread	16.20%

The following table provides a summary of activity and change in fair value of the Company’s separated embedded derivative from convertible note (Level 3 derivative liability), and there was no activity during the three and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
(in USD thousands)	September 30, 2025	September 30, 2025
Balance, beginning of period	$—	$—
Balance, end of period	$—	$—

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Separated embedded derivative from Investment Tokens

As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives and Note 7. Digital assets, the Company purchased Investment Tokens in which an embedded derivative was identified and separated from the TPA host contract. The separated embedded derivative from Investment Tokens are accounted for as a derivative liability carried at fair value in accordance with ASC 815. The separated embedded derivative from Investment Tokens is a Level 2 liability. The initial fair value of the separated embedded derivative from Investment Tokens was nil and the fair value as of September 30, 2025 was $5.4 million.

Warrant liability

In connection with the ABTC Merger, warrants to purchase Gryphon common stock (the “ABTC-Gryphon Warrants”) outstanding immediately before the ABTC Merger were assumed by American Bitcoin. Post-ABTC Merger, the warrant holders are entitled to receive, upon exercise, in lieu of Gryphon common stock, shares of Class A common stock of American Bitcoin. The ABTC-Gryphon Warrants have an exercise price of $1.50 per share, after giving effect of the ABTC Merger. These warrants expire in January 2035.

In connection with the ABTC Merger, American Bitcoin assumed 1,373,374 ABTC-Gryphon Warrants. As of September 30, 2025, there were 108,587 ABTC-Gryphon Warrants outstanding.

The ABTC-Gryphon Warrants meet the definition of a derivative under ASC 815, and due to the terms of the warrants, are required to be liability classified. The ABTC-Gryphon Warrant liabilities are carried at fair value, and are Level 3 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements.

As of September 30, 2025, the Company estimated the fair value of the ABTC-Gryphon Warrant liability using the Black-Scholes pricing model with the following inputs:

September 30, 2025
Exercise price	$1.50
Expected price volatility	122.20%
Risk-free interest rate	4.02% – 4.10%
Expected term (in years)	0.25
Dividend yield	—%

The following table provides a summary of activity and change in fair value of the Company’s warrant liability (Level 3 derivative liability), and there was no activity during the three months and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
(in USD thousands)	September 30, 2025	September 30, 2025
Balance, beginning of period	$—	$—
ABTC-Gryphon Warrants assumed in ABTC Merger	9,011	9,011
Exercise of warrants	(8,414)	(8,414)
Change in fair value	(26)	(26)
Balance, end of period	$571	$571

Note 13. Leases

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the right-of-use assets and lease liabilities as of September 30, 2025 and December 31, 2024:

(in USD thousands)	September 30, 2025	December 31, 2024
Right-of-use assets:
Operating leases	$19,025	$20,593
Finance leases	17,703	19,770
Total right-of-use assets	$36,728	$40,363

Lease liabilities:
Operating leases	$19,743	$21,364
Finance leases	23,435	23,700
Total lease liabilities	$43,178	$45,064

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

The lease agreement underlying the sale-leaseback transaction, as amended, included lease deferrals at a subsidiary of the Far North JV’s election whereby if a deferral was elected, the Far North JV would issue subsidiary Penny Warrants to the lessor as an additional lease payment. During the nine months ended September 30, 2025, the subsidiary of the Far North JV elected to defer lease payments and issued 2,000,000 subsidiary Penny Warrants. See Note 14. Equity for further information on the subsidiary Penny Warrants. Upon elections to defer lease payments, the subsidiary of the Far North JV determined that the contingency upon the non-cash variable lease payments, being the subsidiary Penny Warrants, was resolved. As such, the non-cash variable lease payments were then included as lease payments under the lease and the subsidiary of the Far North JV remeasured the associated lease liability to reflect these lease payments with a corresponding adjustment to the associated right-of-use asset.

The Company’s lease costs are comprised of the following:

	Three Months Ended		Nine Months Ended
(in USD thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating leases
Operating lease cost	$1,224	$907	$3,702	$2,160
Variable lease cost	247	250	726	767
Operating lease expense	1,471	1,157	4,428	2,927
Short-term lease expense	173	162	456	257
Total operating lease expense	1,644	1,319	4,884	3,184
Finance leases
Amortization of financed assets	1,374	814	4,271	1,188
Interest on lease obligations	591	360	1,883	402
Total finance lease expense	1,965	1,174	6,154	1,590
Total lease expense	$3,609	$2,493	$11,038	$4,774

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents supplemental lease information:

	Nine Months Ended
(in USD thousands)	September 30, 2025	September 30, 2024
Operating cash outflows – operating leases	$3,813	$2,050
Operating cash outflows – finance leases	$834	$403
Financing cash outflows – finance leases	$2,170	$1,617

Right-of-use assets obtained in exchange for operating lease liabilities	$16	$8,072
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$24,672

	Nine Months Ended
(in USD thousands)	September 30, 2025	September 30, 2024
Weighted-average remaining lease term – operating leases	8.2	8.6
Weighted-average remaining lease term – finance leases	3.3	4.8
Weighted-average discount rate(1) – operating leases	11.7%	11.5%
Weighted average discount rate – finance leases	10.0%	10.0%

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

The following table presents the Company’s future minimum operating lease payments as of September 30, 2025:

Operating
(in USD thousands)	Leases
Remainder of 2025	$1,296
2026	4,962
2027	4,692
2028	4,349
2029	3,352
Thereafter	13,110
Total undiscounted lease payments	31,761
Less present value discount	(12,018)
Present value of operating lease liabilities	$19,743

The following table presents the Company’s future minimum finance lease payments as of September 30, 2025:

Finance
(in USD thousands)	Leases
Remainder of 2025	$2,321
2026	9,032
2027	6,774
2028	6,774
2029	2,720
Thereafter	—
Total undiscounted lease payments	27,621
Less present value discount	(4,186)
Present value of finance lease liabilities	$23,435

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Equity

Authorized shares

The Company’s certificate of incorporation, as amended, authorized 1,000,000,000 shares of common stock, par value of $0.01 per share, and 25,000,000 shares of preferred stock, par value of $0.01 per share.

Common stock

At-the-Market Offering and Stock Repurchase Programs

On December 4, 2024, the Company entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program (the “2024 ATM”), allowing the Company to offer and sell up to $500.0 million of its common stock from time to time. Concurrently, the Company launched a $250.0 million stock repurchase program enabling the Company to repurchase up to 4,683,936 shares of its common stock (representing 5.0% of the Company’s issued and outstanding common stock as of December 4, 2024) within twelve months of launch. During the nine months ended September 30, 2025, the Company issued and sold 5,205,019 shares of its common stock under the 2024 ATM for gross proceeds of $134.2 million, incurred issuance costs of $1.3 million, and repurchased nil shares of its common stock under the stock repurchase program. The 2024 ATM was retired on August 22, 2025.

On August 22, 2025, the Company established a $1.0 billion at-the-market equity program (the “2025 ATM”), which replaced the 2024 ATM. During the nine months ended September 30, 2025, the Company issued and sold 635,659 shares of its common stock under the 2025 ATM for gross proceeds of $22.9 million and incurred issuance costs of $1.0 million. During the period from October 1, 2025 to November 3, 2025, the Company issued and sold 1,492,028 shares of its common stock under the 2025 ATM for gross proceeds of $79.2 million and incurred issuance costs of $0.5 million.

Common stock warrants

In connection with the business combination of Hut 8 Mining Corp. (“Legacy Hut”) and U.S. Data Mining Group, Inc. (“USBTC”) on November 30, 2023 (the “Business Combination”), warrants to purchase Legacy Hut common shares outstanding immediately before the Business Combination were assumed by the Company. Post-Business Combination, the warrants are entitled to receive, upon exercise, in lieu of Legacy Hut common shares, shares of common stock of the Company at an exchange ratio of 0.2000, rounded down to the nearest whole share at a warrant agreement level if applicable, and at an exercise price of the original exercise price divided by the exchange ratio of 0.2000, rounded up to the nearest whole cent if applicable. The warrants include a net share settlement clause at the discretion of the warrant holder, which may result in a variable number of shares being issued for a fixed price due to the use of a certain volume-weighted average price of shares. The Company accounts for its warrants as equity instruments based on the specific terms of the relevant warrant agreements and has recorded them in additional paid-in capital in equity based on their fair value on the date of assumption. The classification of the warrants, including whether such instruments should be recorded as liabilities, is reassessed at the end of each reporting period. The fair value of each warrant was estimated on the date of assumption using the Black-Scholes pricing model.

The warrants assumed in the Business Combination expire on September 17, 2026.

Transactions involving the Company’s equity-classified warrants are summarized as follows:

		Weighted average	Weighted average
	Number of	exercise price	remaining contractual
(in thousands, except share and per share amounts)	shares	(per share)	life (in years)
Outstanding as of December 31, 2024	1,895	$53.45	1.7
Outstanding as of September 30, 2025	1,895	$53.45	1.0

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Non-Controlling interest

During the nine months ended September 30, 2025, Historical ABTC, entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) for a private placement (the “Private Placement”) with certain accredited investors (collectively, the “Purchasers”). Pursuant to the Purchase Agreement, Historical ABTC agreed to sell and issue to the Purchasers shares of its Class A common stock for gross proceeds of $200.0 million (up to maximum gross proceeds of $250.0 million to satisfy oversubscriptions). The closing of the Private Placement occurred on June 27, 2025. At the closing, Historical ABTC sold and issued 11,002,954 shares of its Class A common stock (159,537,377 shares of Class A common stock of American Bitcoin post-ABTC Merger exchange ratio of 14.4995) for aggregate gross proceeds in cash and Bitcoin (as described below) of $220.1 million, and aggregate net proceeds of approximately $215.3 million after deducting certain fees and expenses incurred in connection with the Private Placement, including aggregate commissions of $4.8 million. $10.0 million worth of Historical ABTC Class A common stock were sold for consideration of Bitcoin in lieu of cash at an exchange rate of one Bitcoin to $104,000. Accordingly, the Company recorded $122.6 million to additional paid-in capital, representing the portion of the Private Placement attributable to the Company, and $92.7 million to non-controlling interest, representing the portion attributable to the non-controlling interest.

As noted in Note 4. Merger of American Bitcoin Corp. and Gryphon Digital Mining, Inc., as part of the ABTC Merger, existing Gryphon shareholders held 16,893,390 shares of American Bitcoin Class A common stock upon the Closing on September 3, 2025. As a result, the Company recorded $86.0 million to additional paid-in capital, representing the portion of the American Bitcoin Class A common stock held by existing Gryphon shareholders upon the Closing attributable to the Company, and $49.8 million to non-controlling interest, representing the portion attributable to the non-controlling interest.

During the nine months ended September 30, 2025, 1,264,787 ABTC-Gryphon Warrants assumed by American Bitcoin from the ABTC Merger were exercised and settled with the issuance of 1,011,901 shares of American Bitcoin Class A common stock. See Note 12. Derivatives for further detail. As a result, the Company recorded $5.2 million to additional paid-in capital, representing the portion of the shares of American Bitcoin Class A common stock issued to settle ABTC-Gryphon Warrants exercised attributable to the Company, and $3.3 million to non-controlling interest, representing the portion attributable to the non-controlling interest.

On September 3, 2025, American Bitcoin entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program (the “American Bitcoin 2025 ATM”), allowing American Bitcoin to offer and sell up to $2.1 billion of its shares of Class A common stock from time to time. During the nine months ended September 30, 2025, American Bitcoin issued and sold 11,017,341 shares of its Class A common stock under the American Bitcoin 2025 ATM for gross proceeds of $90.0 million and incurred issuance costs of $2.0 million. As a result, the Company recorded $51.6 million to additional paid-in capital, representing the portion of the shares of American Bitcoin Class A common stock sold under the American Bitcoin 2025 ATM attributable to the Company, and $36.4 million to non-controlling interest, representing the portion attributable to the non-controlling interest. During the period from October 1, 2025 to November 3, 2025, American Bitcoin issued and sold 5,253,058 shares of its Class A common stock under the American Bitcoin 2025 ATM for gross proceeds of $33.9 million and incurred issuance costs of $0.1 million.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the effect of changes in ownership of American Bitcoin on our equity for the periods presented:

	Three Months Ended		Nine Months Ended
(in USD thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income attributable to Hut 8 Corp.	$50,109	$647	$53,532	$179,657
Transfers from non-controlling interests:
Increase in additional paid-in capital from the issuance of Class A common stock by Historical ABTC and or American Bitcoin, net of issuance costs	51,572	—	174,128	—
Increase in additional paid-in capital from American Bitcoin Class A common stock consideration for the ABTC Merger	85,989	—	85,989	—
Increase in additional paid-in capital from the issuance of Class A common stock by American Bitcoin – warrant exercises	5,161	—	5,161	—
Changes from net income attributable to Hut 8 Corp. and transfers from non-controlling interests	$192,831	$647	$318,810	$179,657

During the nine months ended September 30, 2025, American Bitcoin issued shares of its Class A common stock to third parties, as disclosed above in this note, thereby reducing the Company’s ownership percentage in American Bitcoin. The Company continues to maintain control of American Bitcoin after these share issuances, and the issuances were accounted for as equity transactions under FASB ASC Topic 810, Consolidation (“ASC 810”). These share issuances by American Bitcoin are also accounted for under ASC 740 by assessing the deferred tax consequences of the outside basis difference. The tax impact of the difference between the fair value of the consideration received and the amount by which the non-controlling interest is adjusted is recognized in equity. Accordingly, the Company recorded $50.7 million as a deferred tax liability, with the offset recognized in additional paid-in capital. No gain or loss was recognized.

ABTC-Akerna Warrants

In connection with the ABTC Merger on September 3, 2025, warrants to purchase shares of Gryphon common stock originally issued by and assumed from Akerna Corp. (the “ABTC-Akerna Common Warrants”) and warrants issued to underwriters to purchase shares of Gryphon common stock originally issued by and assumed from Akerna Corp. (the “ABTC-Akerna Underwriter Warrants” and, collectively with the ABTC-Akerna Common Warrants, the “ABTC-Akerna Warrants”) outstanding immediately before the ABTC Merger were assumed by American Bitcoin. Post-ABTC Merger, the warrant holders are entitled to receive, upon exercise, in lieu of Gryphon common stock, American Bitcoin Class A common stock, at an exchange ratio of 0.2000 and at an exercise price of the exercise price immediately preceding the ABTC Merger divided by the exchange ratio of 0.2000. The ABTC-Akerna Warrants include a net share settlement clause at the discretion of the warrant holder, which may result in a variable number of shares being issued for a fixed price. The Company accounts for its ABTC-Akerna Warrants as equity instruments based on the specific terms of the relevant warrant agreements and has recorded them in additional paid-in capital in equity based on their fair value on the date of assumption. The classification of the ABTC-Akerna Warrants, including whether such instruments should be recorded as liabilities, is reassessed at the end of each reporting period. The fair value of each ABTC-Akerna Warrant was estimated on the date of assumption using the Black-Scholes pricing model.

The ABTC-Akerna Common Warrants and ABTC-Akerna Underwriter Warrants assumed in the ABTC Merger expire on July 5, 2027 and June 29, 2027, respectively.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Transactions involving the Company’s equity-classified ABTC-Akerna Warrants are summarized as follows:

		Weighted average	Weighted average
	Number of	exercise price	remaining contractual
(in thousands, except share and per share amounts)	shares	(per share)	life (in years)
Outstanding as of December 31, 2024	—	$—	—
ABTC-Akerna Common Warrants assumed pursuant to the ABTC Merger	21,739	37.00	1.8
ABTC-Akerna Underwriter Warrants assumed pursuant to the ABTC Merger	1,087	37.00	1.7
Outstanding as of September 30, 2025	22,826	$37.00	1.8

Subsidiary Penny Warrants

During the nine months ended September 30, 2025, the Far North JV, a consolidated subsidiary of the Company, issued 2,000,000 Penny Warrants with an exercise price of less than one penny per share. These subsidiary Penny Warrants represent approximately 10% of Far North JV’s common stock outstanding on a non-diluted basis as of September 30, 2025, expire three years from issuance date, and entitle the holder to receive shares of a class of common stock of Far North JV upon exercise. All classes of common stock of Far North JV have equal rights to earnings on a per share basis. The Company accounts for its subsidiary’s Penny Warrants as equity instruments based on the specific terms of the subsidiary Penny Warrant agreements, and has recorded them in additional paid-in capital in equity based on their fair value on issuance. The classification of the subsidiary Penny Warrants, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period. The fair value of the subsidiary Penny Warrants is estimated on the date of issuance and is approximately equal to the fair value of the shares of a class of common stock underlying the subsidiary Penny Warrants given their exercise price represents little cash consideration.

The subsidiary Penny Warrants were issued in connection with finance lease payment deferral elections by a subsidiary of the Far North JV, and accordingly, the corresponding cost has been capitalized to the associated right-of-use asset in connection with lease remeasurements. The weighted average issuance-date fair value of the subsidiary Penny Warrants was $0.90 per share. See Note 13. Leases for further information on the issuance of the subsidiary Penny Warrants.

Transactions involving the Company’s equity-classified subsidiary Penny Warrants are summarized as follows:

	Number of	Weighted average	Aggregate	Weighted average
	shares of	exercise price	intrinsic	remaining contractual
(in USD thousands, except share and per share amounts)	Far North JV	(per share)	value	life (in years)
Outstanding as of December 31, 2024	—	$—	$—	—
Issued	2,000,000	(1)
Outstanding as of September 30, 2025	2,000,000	$(1)	$1,879	2.4

(1) Represents little cash consideration of less than a penny per share.

Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss), net of tax, is as follows:

	December 31,	Net	September 30,
(in USD thousands)	2024	Change	2025
Foreign currency translation adjustment gain (loss)	$(45,553)	$24,591	$(20,962)
Total	$(45,553)	$24,591	$(20,962)

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Stock-based compensation

In connection with the Business Combination, the Company adopted the Hut 8 Corp. 2023 Omnibus Incentive Plan (as amended, the “2023 Plan”), and Hut 8 Mining Corp. Omnibus Long-Term Incentive Plan (the “2018 Plan”). Under the 2023 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, deferred stock units, other stock-based awards, and stock bonuses of the Company can be granted to employees, consultants, and directors of the Company and its affiliates. Cancelled and forfeited awards are returned to the 2023 Plan for future awards. 17,644,625 shares of the Company’s common stock have been authorized and registered to be issued under the 2023 Plan. The 2018 Plan was originally established by Legacy Hut on February 15, 2018 to allow Legacy Hut to award stock options and restricted share units to employees, consultants, service providers, and directors of Legacy Hut and its affiliates, as well as deferred share units to employees and directors of Legacy Hut. 1,553,254 shares of common stock have been authorized and registered to be issued under the 2018 Plan.

As of September 30, 2025, only restricted stock units, deferred stock units, performance stock units, and stock options have been granted under the 2023 Plan.

The Company’s stock-based compensation expense recognized during the three and nine months ended September 30, 2025 and September 30, 2024 is included in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2025	2024	2025	2024
Stock options	$2,305	$1,043	$5,548	$2,668
Restricted stock units	1,253	1,632	4,618	9,201
Performance stock units	2,760	2,282	7,585	4,572
Stock-based compensation capitalized in property and equipment, net	378	—	378	—
Total stock-based compensation	$6,696	$4,957	$18,129	$16,441

Stock options

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model for stock option grants without any market-based vest conditions, and using a Monte Carlo simulation model for stock option grants with any market-based vest condition.

In August 2024, the Company accelerated the vesting of 380,658 stock options held by three non-employee directors and 425,604 stock options held by its Chief Executive Officer to immediately vest. In addition, in August 2025, the Company modified the vest conditions of 67,160 stock options held by an employee to a revised vest schedule. As the modifications only resulted in the acceleration or change of service-based vesting and did not involve any other changes, there was no incremental fair value to recognize as additional compensation expense as of the modification date and accordingly no incremental compensation expense was required to be recognized.

In March 2025, the Company granted 1,000,000 stock options with an exercise price of $15.00 per share under the 2023 Plan with service-based and market-based vest conditions. These stock options vest upon the later of the end of each tranche’s service period and the satisfaction of the market-based vest condition per tranche, which is if the Company’s stock price, on a 20-consecutive-day volume-weighted average price basis, reaches a certain price during the period from grant date to approximately three years after grant date. The Company recognizes stock-based compensation expense associated with these stock options on a graded basis over the later of the stock options’ time-based service condition and market-based derived service period per tranche. Stock-based compensation expense associated with stock options with market-based vest conditions is not adjusted in future periods for the success or failure to achieve the specified market conditions. These stock options were modified shortly after their grant date to amend a termination vest clause, and the Company determined that there was no incremental fair value to recognize as additional compensation expense as of the modification date given only a termination vest clause was modified and accordingly no incremental compensation expense was required to be recognized.

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

Nine Months Ended
September 30,
2025
Dividend yield	—%
Expected price volatility	120.00%
Risk-free interest rate	4.05%
Expected term (in years)	6.0

As of September 30, 2025 there were 385,316 unvested service-based options and 666,667 unvested service and market-based options.

A summary of stock options for the nine months ended September 30, 2025 and September 30, 2024 is as follows:

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2024	2,961,929	$0.53	$59,120	7.7
Granted	1,000,000	15.00
Exercised	(560,089)	0.39	9,668
Forfeited, canceled, or expired	(252,138)	0.39
Outstanding as of September 30, 2025	3,149,702	$5.16	$93,388	6.5
Vested and exercisable as of September 30, 2025	2,097,719	$2.91	$66,919	6.7

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2023	4,513,375	$0.48	$58,150	8.8
Granted	—	—
Exercised	(1,235,239)	0.39	11,155
Forfeited or canceled	(70,828)	0.39
Outstanding as of September 30, 2024	3,207,308	$0.52	$37,798	7.9
Vested and exercisable as of September 30, 2024	2,195,310	$0.58	$25,785	7.9

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company had approximately $0.2 million and $3.9 million of total unrecognized compensation expense expected to be recognized over a weighted-average remaining vesting period of approximately 1.0 years and 1.0 years related to stock options under the Hut 8 Corp. Rollover Option Plan and stock options under the 2023 Plan, respectively, as of September 30, 2025. The Company had approximately $0.9 million of total unrecognized compensation expense related to stock options granted under the Hut 8 Corp. Rollover Option Plan as of September 30, 2024, which was expected to be recognized over a weighted-average remaining vesting period of approximately 1.3 years.

The grant-date fair value of stock options granted during the nine months ended September 30, 2025 was $9.44 per share. No stock options were granted during the nine months ended September 30, 2024.

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

The following table presents a summary of the activity of the service-based restricted stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2024	1,141,453	$10.62	$23,388
Granted	839,885	15.94
Vested	(432,869)	10.42	7,158
Forfeited	(417,483)	16.61
Unvested as of September 30, 2025	1,130,986	$12.43	39,370

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2023	1,554,347	$10.36	$20,735
Granted	871,002	9.19
Vested	(987,504)	9.67	9,243
Forfeited	(140,130)	10.66
Unvested as of September 30, 2024	1,297,715	$10.07	$15,910

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company had approximately $7.9 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan and 2018 Plan that are settleable in shares of common stock of the Company as of September 30, 2025, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.1 years. The Company had approximately $7.2 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan and 2018 Plan that are settleable in shares of common stock of the Company as of September 30, 2024, which was expected to be recognized over a weighted-average remaining vesting period of approximately 1.2 years.

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

The following table presents a summary of the activity of the deferred stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Vested and outstanding as of December 31, 2024	73,954	$9.72	$1,515
Vested and outstanding as of September 30, 2025	73,954	$9.72	$2,574

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Vested and outstanding as of December 31, 2023	91,804	$9.73	$1,225
Redeemed	(17,850)	9.78	224
Vested and outstanding as of September 30, 2024	73,954	$9.72	$907

There was no remaining unrecognized compensation expense related to deferred stock units as of September 30, 2025 and September 30, 2024.

Performance stock units

Performance stock units granted under the 2023 Plan entitle recipients to receive a number of shares of the Company’s common stock based on market, performance, and or service conditions as per each respective performance stock unit agreement. At the Company’s discretion, performance stock units may be settled in shares of common stock or cash in lieu of settling in shares or a combination of shares of common stock and cash. The Company currently does not intend to settle any performance stock units in cash or in a combination of shares of common stock and cash. During the nine months ended September 30, 2025, the Company granted 1,114,060 performance stock units with performance-based vest conditions to certain employees, including to its Chief Executive Officer, Chief Strategy Officer, Chief Financial Officer, and Chief Legal Officer. During the nine months ended September 30, 2024, the Company granted 1,589,497 market-based performance stock units to certain employees, including to its Chief Executive Officer, Chief Strategy Officer, Chief Legal Officer and Chief Financial Officer.

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

The VWAP Goal is considered a “market condition” under ASC 718, and as such, the Company used a Monte Carlo simulation model to determine the grant-date fair value of performance stock units with a market condition. The Monte Carlo simulation takes into account the probability that the market condition will be achieved based on predicted stock price paths of the Company in addition to the below assumptions for the performance stock units granted during the nine months ended September 30, 2024:

Nine Months Ended
September 30,
2024
Dividend yield	—%
Expected price volatility	113.8% – 115.0%
Risk-free interest rate	3.74 – 4.84%
Expected term (in years)	2.9 – 3.0

The performance stock units granted during the nine months ended September 30, 2025 include performance-based and service-based vest conditions. In April 2025, the Company granted 240,698 performance stock units, including to its Chief Financial Officer and Chief Legal Officer, with varying performance-based vest conditions. All but two of these grants had three performance-based vest conditions with 100% of the units eligible to vest upon the achievement of at least one of three performance targets and 200% of the units eligible to vest upon the achievement of two out of the three performance targets; the performance targets for such grants were based on the achievement of certain site development, commercialization, and earnings targets during a specified reference period. A grant was also issued to an employee with a performance-based vest condition of sourcing a site with a certain committed utility load; upon satisfaction of the performance-based vest condition, 25% of the units will vest, and thereafter the remaining performance stock units will vest in equal annual installments for a three-year period. A grant was issued to an employee with a performance-based vest condition of achieving a certain operational milestone for a subsidiary of the Company and certain earnings targets. All of the performance stock units granted had a service condition requiring continuous employment with the Company while the performance-based vest conditions are satisfied.

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

The following table presents a summary of the activity of the performance stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2024	1,602,609	$17.56	$65,675
Granted	1,114,060	17.69
Forfeited	(181,331)	16.48
Unvested as of September 30, 2025	2,535,338	$17.70	$136,358

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2023	—	$—	$—
Granted	1,589,497	17.32
Unvested as of September 30, 2024	1,589,497	$17.32	$38,974

As of September 30, 2025, unrecognized stock-based compensation expense related to the Company’s performance stock units was $29.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.8 years. As of September 30, 2024, unrecognized stock-based compensation expense related to the Company’s performance stock units was $23.0 million, which was expected to be recognized over a remaining weighted-average period of approximately 2.5 years.

Subsequent awards

In November 2025, the Company granted 2,339,272 restricted stock units with service-based vest conditions to its Chief Executive Officer. The restricted stock units vest approximately thirty-eight months after grant date, subject to continued employment through the vesting date. Once the restricted stock units have vested, the shares of the Company’s common stock received must generally be held by the executive for a period of two years following the vesting date.

In November 2025, the Company granted performance stock units with market, performance, and service-based vest conditions to its Chief Executive Officer and Chief Strategy Officer. The vesting of these performance stock units is contingent on market and performance-based vest conditions: (i) 505,789 performance stock units granted to each executive vest in connection with the achievement of market capitalization growth targets of the Company in reference to a certain historical average market capitalization (“Market Cap-Related PSUs”) and (ii) 505,789 performance stock units granted to each executive vest in connection with targets based on the value of the shares of American Bitcoin common stock owned by the Company as of grant date less the value realized by the Company with respect to any such shares that are sold or distributed by the Company (“ABTC-Related PSUs”). In order for the performance stock units to vest, the applicable performance target must be achieved, subject to continued employment through the vesting date. The performance stock units’ performance periods begin twelve or thirteen months after grant date and end four years after grant date with measurement and potential vest dates on a quarterly basis or on the final day of the relevant performance period. Once the performance stock units have vested, the shares of the Company’s common stock received must generally be held by the executive for a period of two years following the vesting date. The number of performance stock units eligible to vest depending on the targets achieved, expressed as a percentage of these performance stock units granted, ranges from 100% (for the minimum targets) to 300% subject to linear interpolation for both the Market Cap-Related PSUs and ABTC-Related PSUs for performance between the 100% and 300% levels. If no targets are achieved, no performance stock units will vest.

In November 2025, the Company granted 31,856 restricted stock units with service-based vest conditions.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Net income (loss) per share of common stock

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

The following table presents potentially dilutive securities that were not included in the computation of diluted net (loss) income per share of common stock as their inclusion would have been anti-dilutive and or their issuance upon satisfying a contingency, if applicable, was not satisfied or deemed satisfied as of period end:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	—	23,000	—	23,000
Restricted stock units	—	—	—	—
Deferred stock units	—	—	—	—
Performance stock units (1)	416,094	—	416,094	—
Warrants	1,895	1,895	1,895	1,895
Convertible note and separated embedded derivative from convertible note	—	9,338,213	9,715,476	—
Total	417,989	9,363,108	10,133,465	24,895

(1) 416,094 performance stock units with performance-based vest conditions that were outstanding during the three and nine months ended September 30, 2025 were not included in the computation of diluted net income (loss) per share of common stock given their performance-based vest conditions were not met if the reporting period end was deemed the end of the awards’ vest period for ASC 260 purposes.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share of common stock computations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net income attributable to Hut 8 Corp.	$50,109	$647	$53,532	$179,657
Less: loss from discontinued operations (net of income tax benefit of nil, nil, nil, and nil, respectively)	—	—	—	9,364
Subsidiary Penny Warrant adjustment to net income from continuing operations attributable to Hut 8 Corp. – basic (1)	234	—	519	—
Net income from continuing operations attributable to Hut 8 Corp. – basic	$50,343	$647	$54,051	$189,021
Effect of dilutive shares on net income:
Effect of convertible note and separated embedded derivative from convertible note, net of tax	2,433	—	—	2,336
Effect of subsidiary warrant liability (ABTC-Gryphon Warrants) on net income from continuing operations attributable to Hut 8 Corp. – diluted (2)	(19)	—	(19)	—
Net income from continuing operations attributable to Hut 8 Corp. – diluted	$52,757	$647	$54,032	$191,357
Loss from discontinued operations (net of income tax benefit of nil, nil, nil and nil, respectively) attributable to Hut 8 Corp.	$—	$—	$—	$(9,364)

Denominator:
Weighted average shares of common stock outstanding – basic	105,565,856	91,182,107	104,232,145	90,178,607
Dilutive impact of outstanding equity awards	6,480,464	5,225,271	5,841,001	4,630,570
Dilutive impact of convertible note	9,715,476	—	—	3,174,882
Weighted average shares of common stock outstanding – diluted	121,761,796	96,407,378	110,073,146	97,984,059
Net income (loss) per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp. (3)	$0.48	$0.01	$0.52	$2.10
Basic from discontinued operations attributable to Hut 8 Corp. (4)	$—	$—	$—	$(0.10)
Diluted from continuing operations attributable to Hut 8 Corp. (5)	$0.43	$0.01	$0.49	$1.95
Diluted from discontinued operations attributable to Hut 8 Corp. (6)	$—	$—	$—	$(0.10)

(1) Calculated as the difference between Far North Power Corp.’s, a consolidated subsidiary that issued Penny Warrants, net loss attributable to Hut 8 Corp. under ASC 260 inclusive of the impact of the Penny Warrants less Far North Power Corp.’s net loss attributable to Hut 8 Corp.

(2) Calculated as the net adjustment from (i) subsidiary warrant liability fair value remeasurement from ABTC-Gryphon Warrants, net of tax and (ii) the adjustment of subsidiary ABTC-Gryphon Warrants to net income from continuing operations attributable to Hut 8 Corp. – diluted

(3) Calculated as net income from continuing operations attributable to Hut 8 Corp. – basic, divided by weighted average shares of common stock outstanding – basic

(4) Calculated as loss from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – basic

(5) Calculated as net income from continuing operations attributable to Hut 8 Corp. – diluted, divided by weighted average shares of common stock outstanding – diluted

(6) Calculated as loss from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – diluted

Note 17. Income taxes

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

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2025, the Company’s income tax expense and effective tax rate were $19.0 million and 27.3%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to the Company’s non-taxable portion of gains on digital assets, and Subpart F income (i.e., foreign income earned by a controlled foreign corporation that will be taxed to the US taxpayer, regardless of any distribution), and American Bitcoin non-deductible asset contribution costs and outside basis difference in initial contribution. For the three months ended September 30, 2024, the Company’s income tax expense and effective tax rate were $0.5 million and 33.3%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to the Company’s non-taxable portion of gains on digital assets.

For the nine months ended September 30, 2025, the Company’s income tax expense and effective tax rate were $26.4 million and 32.9%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to the Company’s non-taxable portion of gains on digital assets, Subpart F income, and American Bitcoin non-deductible asset contribution costs and outside basis difference in initial contribution. For the nine months ended September 30, 2024, the Company’s income tax expense and effective tax rate were $3.0 million and 1.6%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to the Company’s non-taxable portion of gains on digital assets.

The Company is subject to U.S. federal income taxes as well as income taxes in various state jurisdictions and in Canada. The Company’s tax returns for tax years beginning 2021 remain subject to potential examination by the taxing authorities.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The legislation introduced a wide array of changes to the U.S. corporate tax system, including extensions of certain provisions of the Tax Cuts and Jobs Act of 2017 (both domestic and international). Key provisions include changes to bonus depreciation for certain assets placed in service after January 19, 2025, and interest expense limitations under Internal Revenue Code Section 163(j). The Company incorporated the provision changes around bonus depreciation and Section 163(j) in its accounting for income taxes as of September 30, 2025, and will continue to further evaluate the overall impact of OBBBA on its financial position.

Note 18. Concentrations

The Company has only mined Bitcoin during the three and nine months ended September 30, 2025 and September 30, 2024. Therefore, 100% of the Company’s digital asset mining revenue within its Compute segment is related to one digital asset. The Company used two mining pool operators during the three and nine months ended September 30, 2025 and September 30, 2024.

Note 19. Related party transactions

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

The Company provides services to TZRC, an equity method investment entity (refer to Note 10. Investment in unconsolidated joint venture for additional information on the equity method investment entity), in exchange for fees under a PMA. The Company also has a SAFE agreement with a related party as described in Note 11. Loans, notes payable, and other financial liabilities.

Note 20. Commitments and contingencies

Bitmain Purchase Agreement

The Bitmain Purchase Agreement includes the following financial commitments: a Bitcoin redemption option, recognized as a derivative asset under ASC 815, measured at fair value at each reporting period, a Miner purchase liability representing a commitment to settle the obligation in cash if the redemption right is exercised before expiration, and a derecognition of Digital assets – pledged for miner purchase if the redemption right is not exercised. See Note 7. Digital assets for further information on the Bitmain Purchase Agreement.

Hut 8 Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Legal and regulatory matters

The Company and its subsidiaries are subject at times to various claims, lawsuits, and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits, and proceedings. Some of these claims, lawsuits, and proceedings seek damages, including consequential, exemplary, or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits, and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance or elects not to purchase such insurance, the Company may establish an accrual for such loss, retention, or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying Consolidated Statements of Operations and Comprehensive Income. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that any material loss will result from any claims, lawsuits, and proceedings to which the Company is subject to either individually or in the aggregate.

Securities Litigation

In February and March 2024, two purported securities class actions were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers. The two class actions were consolidated into In re Hut 8 Corp. Securities Litigation, case number 24-cv-00904 (VM), and a lead plaintiff was appointed on April 19, 2024. The lead plaintiff filed a consolidated amended complaint on June 14, 2024. The consolidated amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On December 2, 2024, the defendants filed a motion to dismiss the consolidated amended complaint. On January 16, 2025, the lead plaintiff opposed the motion.  On February 18, 2025, the defendants filed a reply in further support of the motion to dismiss. On September 12, 2025, the U.S. District Court for the Southern District of New York issued a decision, dismissing all fraud-based Exchange Act claims and most Securities Act claims, leaving two Section 11 and Section 15 claims tied to King Mountain disclosures. The Company filed its answer on October 24, 2025.

Since the filing of the securities class actions, shareholder derivative suits were filed against the Company, its directors and certain of its current and former officers in the U.S. District Courts for the Southern District of New York, the District of Delaware, and the Southern District of Florida alleging derivative claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the Exchange Act, including Section 10(b). All derivative actions in the Southern District of New York were voluntarily dismissed or transferred to the District of Delaware.  All derivative actions in the District of Delaware were voluntarily dismissed or dismissed by the court without prejudice. The Southern District of Florida consolidated and stayed the proceedings before it pending the outcome of the motion to dismiss in the securities class action in the Southern District of New York and administratively closed the case. On October 14, 2025, the Southern District of Florida granted the parties’ joint request to continue the stay of that action pending the resolution of the motion for summary judgment in In re Hut 8 Corp. Securities Litigation.

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

Note 21. Subsequent events

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

Business Overview

Hut 8 is an energy infrastructure platform integrating power, digital infrastructure, and compute at scale to fuel next-generation, energy-intensive use cases. We take a power-first, innovation-driven approach to developing, commercializing, and operating the critical infrastructure that underpins the breakthrough technologies of today and tomorrow. As of September 30, 2025, our platform spanned 1,020 megawatts of energy capacity under management across 15 sites in the United States and Canada: five Bitcoin mining, hosting, and managed Services sites in Alberta, New York, and Texas, five high performance computing data centers in British Columbia and Ontario, four power generation assets in Ontario, and one non-operational site in Alberta; 1,530 megawatts of energy under development across four sites in Louisiana, Texas, and Illinois; 1,255 megawatts of energy capacity under exclusivity; and 5,865 megawatts of energy capacity under diligence.

Q3 2025 Highlights

●	American Bitcoin Go-Public Transaction. On September 3, 2025, American Bitcoin began its trading on the Nasdaq Stock Market (“Nasdaq”) following the completion of its merger with Gryphon Digital Mining, Inc. (“Gryphon”) in which Gryphon acquired American Bitcoin in a stock-for-stock merger transaction (the “ABTC Merger”). At the closing of the ABTC Merger, the issued and outstanding capital stock of American Bitcoin was canceled and converted into newly issued stock representing, in the aggregate, approximately 98% of the issued and outstanding stock of Gryphon. Upon the completion of the ABTC Merger, Gryphon was renamed “American Bitcoin Corp.” and began trading on Nasdaq under the ticker symbol “ABTC.” Immediately following the completion of the ABTC Merger transaction, we beneficially owned a majority of the issued and outstanding capital stock of the combined company. Following the ABTC Merger, we have continued to serve as American Bitcoin’s exclusive infrastructure and operations partner through a series of long-term commercial agreements that generate stable, contracted revenue streams in our Power and Digital Infrastructure segments.
●	Two Prime Loan. On August 25, 2025, we entered into a credit agreement with Two Prime Lending Limited (the “Two Prime Credit Agreement”). The Two Prime Credit Agreement provides for a revolving credit facility of up to $200 million. Amounts borrowed under the Two Prime Credit Agreement bear interest at a fixed rate equal to 7.99% per annum. The facility matures 364 days after the date of the first borrowing (the “Maturity Date”). We may prepay any outstanding amounts borrowed, in whole or in part, without premium or penalty, at any time prior to the Maturity Date. Amounts prepaid may be reborrowed, in whole or in part, at any time prior to the Maturity Date. On or prior to a drawdown, we are required to pledge, as collateral, Bitcoin with a custodian, to be held in a segregated custody account under our ownership, such that the initial margin ratio of principal outstanding amount of the loan and the fair value of collateral is equal to or greater than 160%. If the value of the collateral under the credit facility decreases past a specified margin, we may be required to post additional Bitcoin as collateral. As of September 30, 2025, we have not borrowed any amount under the Two Prime Credit Agreement.

●	Launch of Hut 8 2025 At-The-Market Offering Program. On August 22, 2025, we established a $1.0 billion at-the-market equity program (the “2025 ATM”), which replaced our prior $500 million at-the-market equity program launched on December 4, 2024 (the “2024 ATM”). As of August 22, 2025, prior to its termination, we had issued and sold shares under the 2024 ATM for gross proceeds of $299.4 million at a weighted average price of $27.83 per share. For reference, our average share price from commencement of the 2024 ATM until August 22, 2025 was $18.61 per share. As of September 30, 2025, we had issued and sold 635,659 shares under the 2025 ATM for gross proceeds of $22.9 million at a weighted average issuance price of $35.97 per share. For reference, our average share price from commencement of the 2025 ATM through September 30, 2025 was $31.04 per share.

Key Factors Affecting Our Performance

Power constraints

Access to energy is a key factor affecting our ability to meet growing demand for HPC, AI, and Bitcoin mining and to scale our digital infrastructure platform. Power is the foundation of our operations. We acquire, develop, and manage critical energy assets such as interconnects, powered land, and other electrical infrastructure to address the load demands of energy-intensive applications. As competition for power intensifies, our performance depends on originating, commercializing, and optimizing energy capacity at scale. We believe our experience in power origination, infrastructure design, and load optimization positions us to manage these constraints and support continued growth. Our portfolio currently provides access to competitively priced electrical power in the regions where we operate; however, there is no guarantee that we will be able to procure additional power on similar terms, or at all. Market prices for power, capacity, and ancillary services are unpredictable and tend to fluctuate substantially. See “Risk Factors—Risks Related to Our Business and Operations—We are subject to risks associated with our need for significant electrical power” in the Annual Report.

Price of Bitcoin

Our business is heavily dependent on the price of Bitcoin, which has historically experienced significant volatility. We hold a significant amount of Bitcoin in our strategic reserve and have also acquired, and may in the future acquire, additional Bitcoin through at-market purchases. Furthermore, American Bitcoin is a Bitcoin accumulation platform, and its results are consolidated in our financials. In addition, we generate revenue from Bitcoin rewards that are earned through mining operations at our facilities, the majority of which are conducted through American Bitcoin. Under ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), Bitcoin is revalued at fair value at the end of each reporting period, with changes in fair value recognized in net income. As a result, fluctuations in the price of Bitcoin may significantly impact our results of operations.

Bitcoin network difficulty and hashrate

Our business is not only impacted by the volatility in Bitcoin prices, but also by increases in the competition for Bitcoin production, specifically for Bitcoin mining. This increased competition is described as the network hashrate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain, and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Increased difficulty reduces the mining proceeds of the equipment proportionally and eventually requires Bitcoin miners like American Bitcoin, to upgrade their equipment to remain profitable and compete effectively with other miners. Conversely, a decline in network hashrate results in a decrease in difficulty, increasing mining proceeds and profitability.

Block reward and halving

The current Bitcoin reward for solving a block is 3.125 Bitcoin. The Bitcoin network is programmed such that the Bitcoin block reward is halved every 210,000 blocks mined, or approximately every four years. This reduction in reward spreads out the release of Bitcoin over a long period of time as fewer Bitcoin are mined with each halving event. Bitcoin halving events impact the number of Bitcoin that we mine, including through American Bitcoin which, in turn, may have a potential impact on our results of operations. The last halving event occurred in April 2024, and the next halving event is expected to occur in 2028.

Expansion into AI infrastructure services and other energy-intensive use cases

A key factor affecting our performance is our ability to expand into AI infrastructure services and other energy-intensive use cases. We are leveraging our existing development and operational expertise to develop high-density data centers that support GPU-based workloads for enterprise and hyperscale customers and other next-generation, energy-intensive use cases. Success in this area depends on various factors, including our ability to develop future sites, secure and retain customers, manage capital efficiently, and compete effectively in emerging AI markets. While this expansion may increase operating and capital costs and expose us to execution and market risks, management believes our experience in power origination, development, management, and large-scale digital infrastructure development position us to capture long-term growth opportunities in the evolving AI sector and other next-generation, energy-intensive use cases.

Key Performance Indicators

In addition to our financial results, financial measures under generally accepted accounting principles in the United States of America (“GAAP”) financial measures, and non-GAAP financial measures, we use certain key performance indicators to evaluate our business, identify trends, and make strategic decisions.

The following table presents our key performance indicators as of September 30, 2025 and 2024.

	As of
	September 30,
	2025	2024
Energy Capacity Under Diligence	5,865 MW	5,553 MW
Energy Capacity Under Exclusivity	1,255 MW	1,458 MW
Energy Capacity Under Development	1,530 MW	205 MW
Energy Capacity Under Management	1,020 MW	1,117 MW
Number of Bitcoin in Strategic Reserve(1)(2)	13,696	9,106

(1) Number of Bitcoin in Strategic Reserve includes Bitcoin held in custody, pledged as collateral, or pledged for a miner purchase under an agreement with Bitmain.

(2) As of September 30, 2025, of the 13,696 Bitcoin in Strategic Reserve, 10,278 Bitcoin were held by Hut 8, and 3,418 Bitcoin were held by American Bitcoin. As of September 30, 2024, all 9,106 Bitcoin in Strategic Reserve were held by Hut 8 as American Bitcoin had not yet been launched.

Energy Capacity Under Diligence

Energy Capacity Under Diligence represents sites under active evaluation for large-scale, energy-intensive use cases such as Bitcoin mining, HPC, industrial applications, next-generation manufacturing, and other energy-intensive technologies. At this stage, we engage with utilities, landowners, and other stakeholders to assess critical factors including power availability, infrastructure readiness, fiber connectivity, and overall commercial viability. This metric allows management to better understand our potential opportunities, allowing us to remain selective in our investment decisions while positioning us to respond to market demand signals and emerging opportunities. Energy Capacity Under Diligence as of September 30, 2025 was 5,865 MW compared to 5,553 MW as of September 30, 2024.

Energy Capacity Under Exclusivity

Energy Capacity Under Exclusivity represents sites where we have secured a clear path to ownership through either: (i) an exclusivity agreement restricting the sale or use of designated power and/or land capacity by other parties; or (ii) a tendered interconnection agreement, confirming a viable path to securing power and infrastructure for deployment. Management monitors Energy Capacity Under Exclusivity to evaluate potential near-term opportunities prior to making additional investment commitments. Energy Capacity Under Exclusivity as of September 30, 2025 was 1,255 MW compared to 1,458 MW as of September 30, 2024.

Energy Capacity Under Development

Energy Capacity Under Development represents sites where we are actively investing in development and commercialization by executing definitive land and/or power agreements, progressing infrastructure design and buildout, and engaging with prospective customers. This phase is monitored by management as it represents the projects that are closest to commencing construction. Energy Capacity Under Development as of September 30, 2025 was 1,530 MW compared to 205 MW as of September 30, 2024. The increase was driven by an increase of 1,325 MW in capacity advancing from exclusivity to development, including 300 MW from our River Bend site, partially offset by 205 MW of energy capacity at our Vega site. Our Vega site advanced from development to the management phase upon energization during the second quarter of 2025.

Energy Capacity Under Management

Energy Capacity Under Management comprises all Power assets: Power Generation, Managed Services, ASIC Colocation, CPU Colocation, Bitcoin Mining, Data Center Cloud, and non-operational sites. Management reviews this metric to assess total energy capacity utilization across our operations to drive an efficient allocation of resources. Energy Capacity Under Management as of September 30, 2025 was 1,020 MW compared to 1,117 MW as of September 30, 2024. The decrease was due to the termination of our Managed Services contract with Ionic for five sites that consisted of 302 MW partially offset by the energization of our 205 MW Vega site.

Number of Bitcoin in Strategic Reserve

Number of Bitcoin in Strategic Reserve represents the number of Bitcoin we own as of each reporting period end date, which is the aggregate number of our Bitcoin held in custody, pledged as collateral, or pledged for a miner purchase, including at American Bitcoin. We have the ability to leverage our Bitcoin in strategic reserve as a flexible financial asset to fund growth initiatives, optimize our balance sheet, and capitalize on emerging market opportunities. Our management uses this metric to assess the value of our Bitcoin in Strategic Reserve and determine when and how to deploy said reserve, including whether to continue to hold the Bitcoin. In addition, as a Bitcoin accumulator, this metric is especially important for evaluating the performance of American Bitcoin. As of September 30, 2025, we had 13,696 Bitcoin in Strategic Reserve, comprising 10,278 Bitcoin held by Hut 8 and 3,418 Bitcoin held by American Bitcoin, compared to 9,106 Bitcoin held in Strategic Reserve by Hut 8 as of September 30, 2024. The increase was attributable to additional Bitcoin mined and purchased over the year, including through American Bitcoin.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA to evaluate our business, measure our performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income, adjusted for impacts of interest expense, income tax provision, depreciation and amortization, gain on debt extinguishment, our share of unconsolidated joint venture depreciation and amortization, net of basis adjustments, foreign exchange gain or loss, gain or loss on sale of property and equipment, gain on derivatives, gain or loss on other financial liability, gain on warrant liability, the removal of non-recurring transactions, asset contribution costs, loss from discontinued operations, net of taxes, income or loss attributable to non-controlling interests, and stock-based compensation expense in the period presented. You are encouraged to evaluate each of these adjustments and the reasons our Board and management team consider them appropriate for supplemental analysis.

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

Power

The Power business segment consists of Power Generation and Managed Services.

Power Generation

We generate revenue from our 80.1% interest in a joint venture with Macquarie Group Limited (“Macquarie”), a global financial services and infrastructure investment firm, which provides capacity and energy to the electrical grid through four natural gas power plants in Ontario, Canada (the “Far North JV”). The power generation facilities were acquired in February 2024 and are connected to the Independent Electricity System Operator (“IESO”), which operates Ontario’s power grid. The power generation assets primarily generate revenue from capacity payments and electricity sales, both of which are variable and depend on several factors, including generation capacity in the market, the supply and demand for electricity, and the prevailing price of natural gas.

In the second quarter of 2025, all four of the power plants were awarded five-year capacity contracts with IESO. The contracts were awarded to the Far North JV following successful bids submitted into the competitive IESO Medium-Term 2 (“MT2”) capacity auction and will commence on May 1, 2026. The contracts include a weighted average capacity payment of approximately CAD $530 per MW-business day in Year 1 with partial inflation indexation that allows for potential increases over time.

Managed Services

Our Managed Services business provides institutional partners with an end-to-end partnership model for energy infrastructure development, including:

●	Project inception: site design, procurement, and construction management;
●	Project operationalization: software automation, process design, personnel hiring, and team training;
●	Revenue management: utility contracts, hosting operations, and customer management;
●	Project optimization: energy portfolio optimization and strategic initiatives; and/or
●	Compliance and reporting: finance, accounting, and safety

Cash flows in our Managed Services business are generated through a fee structure that is typically fixed based on power capacity under management, with reimbursement of passthrough costs. In addition to the fixed fee, under certain agreements, further cash flows may be driven from incentive bonuses and certain energy management services.

As of September 30, 2025, we managed 280 MW of energy capacity under this program at one site in the United States owned by the King Mountain JV.

Starting April 1, 2025, we began operating as the exclusive provider of managed services to American Bitcoin via the execution of a Master Managed Services Agreement (“MSA”). Under the MSA, we provide American Bitcoin with management, oversight, strategy, compliance, operational, and the other services for American Bitcoin’s mining operations colocated at our facilities. The fee structure typically consists of (i) a fixed fee of $1.250/kW-month based on the power capacity of each facility, as well as (ii) designated site level reimbursements. As American Bitcoin is a consolidated subsidiary, all fees under the MSA are eliminated in consolidation.

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

ASIC Colocation

Under our ASIC Colocation business, we enter into contracts to host and operate mining equipment on behalf of third parties within our facilities. These services include the provision, if applicable, and hosting of mining equipment as well as the monitoring, troubleshooting, repair, and maintenance of such equipment. Revenues from ASIC Colocation services are generated through fees that may be fixed or based on profit-sharing arrangements, often with reimbursement for certain pass-through costs, such as electricity.

During the fourth quarter of 2024, our agreement with Ionic Digital Inc. (“Ionic”) to host approximately 8,500 miners (0.8 EH/s) at our Alpha site was terminated. As a result, we ceased providing ASIC Colocation services at Alpha and utilized the site solely for self-mining purposes.

Starting April 1, 2025, we began operating as the exclusive provider of ASIC colocation services to American Bitcoin via the execution of a Master Colocation Services Agreement (“CSA”). Under the CSA, we provide ASIC colocation services for American Bitcoin’s miners at our facilities. The fee structure typically includes (i) a fixed monthly fee that targets a 25% yield on cost of each facility as of the start of the specific service order under the CSA, subject to an annual increase, as well as (ii) infrastructure-related site level reimbursements. As American Bitcoin is a consolidated subsidiary, all fees under the CSA are eliminated in consolidation.

During 2024, we entered into an ASIC Colocation contract with Bitmain Technologies Georgia Limited (“Bitmain”) to host miners at our Vega site. The agreement featured a fixed hosting fee with an option for us to purchase all or a portion of the hosted machines in up to three tranches at a fixed price within six months of energization of the relevant tranches. We completed energization of the miners during June and July 2025. In August 2025, pursuant to our Put Option Agreement with American Bitcoin entered into on March 31, 2025 (the “Put Option Agreement”), we assigned our option to purchase the hosted machines to American Bitcoin. In August 2025, American Bitcoin exercised this option to purchase all of the Bitmain miners hosted at the Vega site, where we then began to provide ASIC colocation services to American Bitcoin under the CSA.

Compute

The Compute business segment consists of Bitcoin Mining, GPU-as-a-Service, and Data Center Cloud operations.

Bitcoin Mining

Currently, one of our largest revenue streams is derived from Bitcoin Mining.

Our Bitcoin Mining business spanned five sites as of September 30, 2025:

●	four sites with facilities we own and/or lease, and operate: (1) Alpha (Niagara Falls, New York), (2) Medicine Hat (Medicine Hat, Alberta), (3) Salt Creek (Orla, Texas), and (4) Vega (Amarillo, Texas); and
●	one site that we own through a 50% joint venture, King Mountain (McCamey, Texas).

Until April 30, 2024, we also had Bitcoin Mining operations hosted at sites in Kearney, Nebraska and Granbury, Texas. We also previously mined Bitcoin at a site in Drumheller, Alberta, which has been non-operational since March 2024. The closure was due to the site’s lack of profitability as a result of several factors, mostly elevated energy costs and underlying voltage issues. We will consider re-energizing Drumheller if market conditions improve.

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

During February and March 2025, our mining activity was reduced due to a planned fleet upgrade, which was completed on April 4, 2025. The fleet upgrade resulted in higher efficiency Antminer S21+ miners at our Salt Creek and Medicine Hat sites, which improved Bitcoin Mining operations.

On March 31, 2025, we launched American Bitcoin. Beginning April 1, 2025, Bitcoin Mining operations previously reported under our Compute segment remain under this segment but operate generally through our majority-owned subsidiary, American Bitcoin.

On August 5, 2025, pursuant to the Put Option Agreement, we assigned our option to purchase up to approximately 17,280 Bitmain Antminer U3S21EXPH ASIC miners (collectively, the “Bitmain Miners”), representing a total of approximately 14.86 EH/s, to American Bitcoin. American Bitcoin exercised the option on August 5, 2025 and entered into an On-Rack Sales and Purchase Agreement (the “ABTC Bitmain Purchase Agreement”) with Bitmain to purchase the Bitmain Miners in one or more tranches for a total purchase price of up to approximately $320.0 million, not including any applicable tariffs, duties or similar charges.

Concurrently with the execution of the ABTC Bitmain Purchase Agreement, American Bitcoin purchased 16,299 of the Bitmain Miners, representing a total of approximately 14.02 EH/s, for a total purchase price of approximately $314 million, paid through the pledge of Bitcoin at a mutually agreed upon fixed price. Such purchase price was reduced by the application of a deposit and certain expenses of approximately $46.0 million we previously paid to Bitmain and which American Bitcoin has agreed to repay us on or prior to December 31, 2025. In September 2025, American Bitcoin purchased the remaining 981 Bitmain Miners for a total purchase price of $18.9 million, also paid through the pledge of Bitcoin at a mutually agreed upon fixed price. In October 2025, American Bitcoin pledged additional Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded the $46.0 million comprising of the deposit and certain expenses to us satisfying American Bitcoin’s repayment obligation. The Bitcoin pledged under the ABTC Bitmain Purchase Agreement has a redemption period of approximately 24 months from each pledge date.

GPU-as-a-Service

Our GPU assets are deployed under our wholly owned subsidiary, Highrise AI, Inc., at a third-party colocation site near Chicago, Illinois. This segment generates recurring revenue through payments made by the provider to us based on fixed infrastructure payments and a revenue share tied to GPU utilization.

Data Center Cloud

Our Data Center Cloud services support both public and private cloud deployments, managed backup, business continuity and disaster recovery services, and high-performance, high-capacity storage solutions at our five HPC locations across Canada. We employ a consumption-based fee structure where customers commit to a baseline level of compute, storage, network, or power usage as defined in their service agreements. Any usage beyond this baseline is typically billed incrementally, so costs are aligned with actual resource consumption and customers are afforded flexibility as their needs evolve.

Other

Equipment Sales and Repairs

We may sell mining equipment when profitable opportunities arise (e.g., if market prices exceed our procurement cost). We may also repair miners for third parties in exchange for a fee, as we have a fully equipped, MicroBT-certified repair center space at our Medicine Hat site.

Results of Operations

Three Months Ended September 30, 2025 and 2024

	Three Months Ended
	September 30,		Increase
(in USD thousands)	2025	2024	(Decrease)
Revenue:
Power	$8,367	$26,185	$(17,818)
Digital Infrastructure	5,107	3,854	1,253
Compute	70,036	13,696	56,340
Total revenue	83,510	43,735	39,775

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	6,494	4,991	1,503
Cost of revenue – Digital Infrastructure	3,804	3,667	137
Cost of revenue – Compute	22,032	8,901	13,131
Total cost of revenue	32,330	17,559	14,771

Operating (income) expenses:
Depreciation and amortization	27,795	10,462	17,333
General and administrative expenses	25,858	16,175	9,683
(Gains) losses on digital assets	(76,595)	1,552	(78,147)
Loss (gain) on sale of property and equipment	1,467	(444)	1,911
Total operating (income) expenses	(21,475)	27,745	(49,220)
Operating income (loss)	72,655	(1,569)	74,224

Other income (expense):
Foreign exchange (loss) gain	(1,530)	703	(2,233)
Interest expense	(8,616)	(7,938)	(678)
Gain on debt extinguishment	—	5,966	(5,966)
Gain on derivatives	5,141	2,704	2,437
Loss on other financial liability	(237)	—	(237)
Gain on warrant liability	26	—	26
Equity in earnings of unconsolidated joint venture	2,192	1,495	697
Total other (expense) income	(3,024)	2,930	(5,954)

Income from operations before taxes	69,631	1,361	68,270

Income tax provision	(19,019)	(453)	(18,566)

Net income	$50,612	$908	$49,704

Less: Net income attributable to non-controlling interests	(503)	(261)	(242)
Net income attributable to Hut 8 Corp.	$50,109	$647	$49,462

Net income	$50,612	$908	$49,704
Other comprehensive income:
Foreign currency translation adjustments	(16,442)	8,057	(24,499)
Total comprehensive income	34,170	8,965	25,205
Less: Comprehensive income attributable to non-controlling interest	(494)	(395)	(99)
Comprehensive income attributable to Hut 8 Corp.	$33,676	$8,570	$25,106

Adjusted EBITDA reconciliation:

	Three Months Ended
	September 30		Increase
(in USD thousands)	2025	2024	(Decrease)
Net income	$50,612	$908	$49,704
Interest expense	8,616	7,938	678
Income tax provision	19,019	453	18,566
Depreciation and amortization	27,795	10,462	17,333
Gain on debt extinguishment	—	(5,966)	5,966
Share of unconsolidated joint venture depreciation, amortization, net of basis adjustments (1)	4,454	5,486	(1,032)
Foreign exchange loss (gain)	1,530	(703)	2,233
Loss (gain) on sale of property and equipment	1,467	(444)	1,911
Gain on derivatives	(5,141)	(2,704)	(2,437)
Loss on other financial liability	237	—	237
Gain on warrant liability	(26)	—	(26)
Non-recurring transactions (2)	2,896	(14,530)	17,426
(Income) attributable to non-controlling interests	(8,793)	(261)	(8,532)
Stock-based compensation expense	6,318	4,957	1,361
Adjusted EBITDA	$108,984	$5,596	$103,388

(1) Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income in accordance with ASC 323. See Note 10. Investments in unconsolidated joint venture of our Unaudited Condensed Consolidated Financial Statements and the King Mountain JV section below for further detail.

(2) Non-recurring transactions for the three months ended September 30, 2025 primarily represent approximately $2.9 million of American Bitcoin related transaction costs. Non-recurring transactions for the three months ended September 30, 2024 represent a $13.5 million contract termination fee received from MARA Holdings and a release of relocation fees that were over-accrued in the prior period.

Revenue

Total revenue for the three months ended September 30, 2025 and 2024 was $83.5 million and $43.7 million, respectively, and consisted of Power, Digital Infrastructure, and Compute.

Power

Power revenue was $8.4 million and $26.2 million for the three months ended September 30, 2025 and 2024, respectively. This $17.8 million decrease was primarily driven by a $19.7 million decrease in Managed Services revenue due to the termination of the Ionic managed services agreement in December 2024. This decrease was partially offset by a $1.9 million increase in electricity sales through the Far North JV due to an increase in electricity demand in the current year period. We generate intercompany revenue under the MSA between us and American Bitcoin, which is eliminated upon consolidation.

Digital Infrastructure

Digital Infrastructure revenue was $5.1 million and $3.9 million for the three months ended September 30, 2025 and 2024, respectively. This $1.2 million increase was driven by a $1.2 million increase in ASIC Colocation revenue under our colocation agreement with Bitmain as a result of the energization of our Vega site in June 2025. Over August and September 2025, American Bitcoin exercised the option under the ABTC Bitmain Purchase Agreement to purchase all of the Bitmain Miners at our Vega site. Concurrently with American Bitcoin’s initial option exercise, we entered into a service order with American Bitcoin under the CSA for the Bitmain Miners at our Vega site, and our colocation agreement with the Bitmain ceased in September 2025. We generate intercompany revenue under the CSA between us and American Bitcoin, which is eliminated upon consolidation.

Compute

Compute revenue was $70.0 million and $13.7 million for the three months ended September 30, 2025 and 2024, respectively. This $56.3 million increase was primarily driven by a $54.3 million increase in Bitcoin Mining revenue (which business is generally conducted under American Bitcoin), largely due to increased mining efficiencies at our Medicine Hat and Salt Creek sites as a result of our fleet upgrade, which not only involved the installation of higher-efficiency machines, but also targeted infrastructure upgrades at our sites to support higher rack-level power density. Additionally, American Bitcoin’s purchase of the Bitmain Miners at the Vega site under the ABTC Bitmain Purchase Agreement in August and September 2025 added an additional 14.86 EH/s to American Bitcoin’s mining fleet. Both of these factors led to an increase in Bitcoin mined (578 Bitcoin mined during the three months ended September 30, 2025, 563 of which were mined by American Bitcoin, versus 190 Bitcoin mined during the three months ended September 30, 2024). Additionally, there was an increase in the average revenue per Bitcoin mined from $61,100 to $114,121 due to an increase in the price of Bitcoin. The increase was also driven by a $2.6 million increase in revenue from our GPU-as-a-Service offering, Highrise AI, which launched in September 2024. These increases were partially offset by a $0.5 million decrease in revenue from our Data Center Cloud operations due to customer churn.

Cost of revenue

Total cost of revenue was $32.3 million and $17.6 million for the three months ended September 30, 2025 and 2024, respectively, and consisted of Power, Digital Infrastructure, and Compute.

Power

Power cost of revenue was $6.5 million and $5.0 million for the three months ended September 30, 2025 and 2024, respectively. The cost of revenue increased primarily due to a $3.6 increase in cost of revenue related to electricity sales by the Far North JV driven by an increase in electricity demand in the quarter. This increase was partially offset by a decrease in our Managed Services-related operating costs of $2.1 million due to the termination of our Managed Services agreement with Ionic in December 2024.

Digital Infrastructure

Digital Infrastructure cost of revenue was $3.8 million and $3.7 million for the three months ended September 30, 2025 and 2024, respectively. This $0.1 million increase was primarily driven by a $0.1 million increase in the cost of revenue related to CPU Colocation operations due to higher electricity and connectivity costs.

Compute

Compute cost of revenue was $22.0 million and $8.9 million for the three months ended September 30, 2025 and 2024, respectively. This $13.1 million increase was primarily driven by a $13.0 million increase in the cost of revenue related to Bitcoin Mining (which is generally conducted under American Bitcoin), primarily due to the increased consumption resulting from additional miners operating at our sites, increased uptime of those miners, and an increase in the power cost per megawatt hour from $28.40 for the three months ended September 30, 2024 compared to $39.89 for the three months ended September 30, 2025. Additionally, there was a $0.4 million increase in costs of revenues related to our GPU-as-a-Service offering, which launched in September 2024. These increases were partially offset by a $0.3 million decrease in cost of revenues from our Data Center Cloud operations due to customer churn.

Depreciation and amortization

Depreciation and amortization expense was $27.8 million and $10.5 million for the three months ended September 30, 2025 and 2024, respectively. The $17.3 million increase in depreciation was primarily caused by increases in depreciation of (i) $10.8 million in Bitcoin miners owned by American Bitcoin deployed at our Alpha, Medicine Hat, Salt Creek, and Vega sites, (ii) $3.7 million in mining infrastructure primarily due to the Vega site infrastructure being put into service, and (iii) $2.2 million in AI GPUs due to the launch of our GPU-as-a-Service offering in September 2024.

General and administrative expenses

General and administrative (“G&A”) expenses were $25.9 million and $16.2 million for the three months ended September 30, 2025 and 2024, respectively. The $9.7 million increase in G&A expenses was primarily driven by: (i) a $2.6 million increase in marketing, office, and travel costs primarily due to an increase in American Bitcoin-related costs, (ii) a $2.6 million increase in transaction costs related to ABTC Merger, (iii) a $1.8 million increase in professional fees primarily due to legal and tax expenses incurred to support the execution of our growth plan, (iv) a $1.4 million increase in share based payments, and (v) a $1.1 million increase in salary and benefits due to added headcount to support our growth initiatives.

(Gains) losses on digital assets

Gains on digital assets were $76.6 million for the three months ended September 30, 2025, compared to losses on digital assets of $1.6 million for the three months ended September 30, 2024. The gains were primarily due to the increase in Bitcoin price from approximately $107,173 as of June 30, 2025 to approximately $114,068 as of September 30, 2025. In contrast, the price of Bitcoin as of June 30, 2024 was approximately $62,668 increased to approximately $63,301 as of September 30, 2024.

Other income (expense)

Other expense totaled $3.0 million for the three months ended September 30, 2025 and other income totaled $2.9 million for the three months ended September 30, 2024. The decrease of $5.9 million was primarily driven by: (i) a $2.2 million loss in foreign exchange gain due to a strengthening of Canadian dollar to U.S. dollar exchange rate related to our net U.S. dollar denominated liability position in our Canadian dollar functional currency subsidiaries, (ii) a $0.7 million increase in interest expense due to an increase in the amount of average borrowing in 2025, (iii) a $6.0 million decrease in gain on debt extinguishment, and (iv) a $0.2 million increase in the loss on other financial liability. The decrease was partially offset by (i) a $2.4 million decrease in gain on derivatives related to our Bitcoin redemption option and call options, and (ii) a $0.7 million increase in equity in earnings of King Mountain due to the impact of the halving event in April 2024 on Bitcoin Mining revenue.

Income tax

Our income tax provision was $19.0 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively. This $18.5 million increase was primarily due to an increase in deferred taxes related to the gain on digital assets for the three months ended September 30, 2025.

Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended
	September 30,		Increase
(in USD thousands)	2025	2024	(Decrease)
Revenue:
Power	$18,239	$46,653	$(28,414)
Digital Infrastructure	7,936	14,962	(7,026)
Compute	120,449	61,542	58,907
Other	—	7,534	(7,534)
Total revenue	146,624	130,691	15,933

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	15,122	14,073	1,049
Cost of revenue – Digital Infrastructure	7,483	12,627	(5,144)
Cost of revenue – Compute	50,160	35,196	14,964
Cost of revenue – Other	—	4,446	(4,446)
Total cost of revenue	72,765	66,342	6,423

Operating (income) expenses:
Depreciation and amortization	62,152	33,465	28,687
General and administrative expenses	77,075	54,073	23,002
Gain on digital assets	(181,841)	(201,180)	19,339
Loss (gain) on sale of property and equipment	3,609	(634)	4,243
Total operating (income)	(39,005)	(114,276)	75,271
Operating income	112,864	178,625	(65,761)

Other (expense) income:
Foreign exchange gain (loss)	1,593	(976)	2,569
Interest expense	(24,481)	(20,231)	(4,250)
Asset contribution costs	(22,780)	—	(22,780)
Gain on debt extinguishment	—	5,966	(5,966)
Gain on derivatives	7,600	19,923	(12,323)
Gain on other financial liability	721	—	721
Gain on warrant liability	26	—	26
Equity in earnings of unconsolidated joint venture	4,621	8,457	(3,836)
Total other (expense) income	(32,700)	13,139	(45,839)

Income from continuing operations before taxes	80,164	191,764	(111,600)

Income tax provision	(26,388)	(2,975)	(23,413)

Net income from continuing operations	$53,776	$188,789	$(135,013)

Loss from discontinued operations (net of income tax of nil and nil, respectively)	—	(9,364)	9,364

Net income	53,776	179,425	(125,649)

Less: Net (income) loss attributable to non-controlling interests	(244)	232	(476)
Net income attributable to Hut 8 Corp.	$53,532	$179,657	$(126,125)

Net income	$53,776	$179,425	$(125,649)
Other comprehensive income (loss):
Foreign currency translation adjustments	24,637	(10,379)	35,016
Total comprehensive income	78,413	169,046	(90,633)
Less: Comprehensive income (loss) attributable to non-controlling interest	(290)	162	(452)
Comprehensive income attributable to Hut 8 Corp.	$78,123	$169,208	$(91,085)

Adjusted EBITDA reconciliation:

	Nine Months Ended
	September 30,		Increase
(in USD thousands)	2025	2024	(Decrease)
Net income	$53,776	$179,425	$(125,649)
Interest expense	24,481	20,231	4,250
Income tax provision	26,388	2,975	23,413
Depreciation and amortization	62,152	33,465	28,687
Share of unconsolidated joint venture depreciation, amortization, net of basis adjustments (1)	15,482	16,306	(824)
Foreign exchange (gain) loss	(1,593)	976	(2,569)
Losses (gains) on sale of property and equipment	3,609	(634)	4,243
Gain on debt extinguishment	—	(5,966)	5,966
Gain on derivatives	(7,600)	(19,923)	12,323
Gain on other financial liability	(721)	—	(721)
Gain on warrant liability	(26)	—	(26)
Non-recurring transactions (2)	8,120	(10,194)	18,314
Asset contribution costs	22,780	—	22,780
Loss from discontinued operations (net of income tax benefit of nil and nil, respectively)	—	9,364	(9,364)
(Income) loss attributable to non-controlling interests	(12,106)	232	(12,338)
Stock-based compensation expense	17,751	16,441	1,310
Adjusted EBITDA	$212,493	$242,698	$(30,205)

(1) Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income in accordance with ASC 323. See Note 10. Investments in unconsolidated joint venture of our Unaudited Condensed Consolidated Financial Statements and the King Mountain JV section below for further detail.

(2) Non-recurring transactions for the nine months ended September 30, 2025 primarily represent approximately $7.6 million of American Bitcoin-related transaction costs, and $0.5 million of restructuring costs. Non-recurring transactions for the nine months ended September 30, 2024 represent approximately $3.8 million of restructuring costs and $1.7 million related to the Far North transaction costs, offset by a $13.5 million contract termination fee received from MARA Holdings, and $2.2 million tax refund.

Revenue

Total revenue for the nine months ended September 30, 2025 and 2024 was $146.6 million and $130.7 million, respectively, and consisted of Power, Digital Infrastructure, Compute, and Other.

Power

Power revenue was $18.2 million and $46.7 million for the nine months ended September 30, 2025 and 2024, respectively. This $28.5 million decrease was primarily driven by a $35.9 million decrease in Managed Services revenue due to the $13.5 million in contract termination fees received from MARA Holdings in the prior year period, as well as the termination of the Ionic managed services agreement in December 2024. These decreases were partially offset by a $7.4 million increase in electricity sales through the Far North JV due to an increase in electricity demand during 2025. We generate intercompany revenue under the MSA between us and American Bitcoin, which is eliminated upon consolidation.

Digital Infrastructure

Digital Infrastructure revenue was $7.9 million and $15.0 million for the nine months ended September 30, 2025 and 2024, respectively. This $7.1 million decrease was primarily driven by a $6.8 million decrease in ASIC Colocation revenue as a result of the termination of our colocation agreement with Ionic during the fourth quarter of 2024, and a $0.3 million decrease in CPU Colocation revenue due to customer churn. We generate intercompany revenue under the CSA between us and American Bitcoin, which is eliminated upon consolidation.

Compute

Compute revenue was $120.4 million and $61.5 million for the nine months ended September 30, 2025 and 2024, respectively. This $58.9 million increase was primarily driven by a $52.7 million increase in Bitcoin mining revenue (which business is generally conducted under American Bitcoin beginning April 1, 2025), largely due to increase in the average revenue per Bitcoin mined from approximately $56,252 to $106,399 due to the increase in Bitcoin price. There was also a slight increase in Bitcoin mined (1,021 Bitcoin mined during the nine months ended September 30, 2025, 871 of which were mined by American Bitcoin, versus 993 Bitcoin mined during the nine months ended September 30, 2024). The increase was also driven by a $7.1 million increase in revenue from our GPU-as-a-Service offering, which launched in September 2024. The increases were partially offset by a $1.0 million decrease in revenue from our Data Center Cloud operations due to customer churn.

Other

Other revenue was nil and $7.5 million for the nine months ended September 30, 2025 and 2024, respectively. This $7.5  million decrease was due to no equipment sales during the nine months ended September 30, 2025, while there was $7.5 million of equipment sales during the nine months ended September 30, 2024.

Cost of revenue

Total cost of revenue was $72.8 million and $66.3 million for the nine months ended September 30, 2025 and 2024, respectively, and consisted of Power, Digital Infrastructure, Compute, and Other.

Power

Power cost of revenue was $15.1 million and $14.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cost of revenue of $1.0 million was primarily due to a $7.6 million increase in cost of revenue related to the increase in electricity sales by the Far North JV, partially offset by a decrease in our Managed Services related operating costs of $6.6 million due to the termination of our Ionic managed services agreement in December 2024.

Digital Infrastructure

Digital Infrastructure cost of revenue was $7.5 million and $12.6 million for the nine months ended September 30, 2025 and 2024, respectively. This $5.1 million decrease was primarily driven by a $6.1 million decrease in ASIC Colocation cost of revenue as a result of the termination of our colocation agreement with Ionic during the fourth quarter of 2024, partially offset by a $1.0 million increase in the cost of revenue related to CPU Colocation operations due to higher electricity and connectivity costs.

Compute

Compute cost of revenue was $50.2 million and $35.2 million for the nine months ended September 30, 2025 and 2024, respectively. This $15.0 million increase was primarily driven by a $14.1 million increase in Bitcoin mining costs due to increased uptime as American Bitcoin began mining at the Vega site during the quarter ended September 30, 2025, and an increase in the power cost per megawatt hour from $41.45 for the nine months ended September 30, 2024 to $43.26 for the nine months ended September 30, 2025. Additionally, there was a $2.1 million increase in costs related to our GPU-as-a-Service offering that launched in September 2024. The increase was partially offset by a $1.2 million decrease in costs related to Data Center Cloud due to customer churn.

Other

Other cost of revenue was nil and $4.4 million for the nine months ended September 30, 2025 and 2024, respectively. This $4.4 million decrease was a result of no equipment sold for the nine months ended September 30, 2025.

Depreciation and amortization

Depreciation and amortization expense was $62.2 million and $33.5 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $28.7 million was primarily driven by (i) a $13.9 million increase in Bitcoin miners deployed at our Medicine Hat, Salt Creek and Vega sites, (ii) a $6.4 million increase in AI GPUs following the launch of our GPU-as-a-Service platform in September 2024, (iii) a $5.5 million increase in mining infrastructure primarily due to the Vega site infrastructure being put into service, and (iv) a $2.2 million increase in power plants through the Far North JV.

General and administrative expenses

G&A expenses were $77.1 million and $54.1 million for the nine months ended September 30, 2025 and 2024, respectively. The $23.0 million increase in G&A expenses was driven by: (i) a $7.5 million increase in transaction costs related to the ABTC Merger, (ii) an $8.2 million increase in salary and benefit expenses due to added headcount to support our growth initiatives, (iii) a $5.0 million increase in professional fees primarily due to legal and tax expenses incurred to support the execution of our growth initiatives, (iv) a $2.3 million increase in sales tax expenses, as we received a $2.2 million refund of sales taxes in Canada during the nine months ended September 30, 2024, and (v) a $1.3 million increase in share based payments. These increases were offset by (i) a $3.4 million decrease in restructuring expenses, and (ii) a $1.6 million decrease in Far North JV acquisition costs.

Gains on digital assets

Gains on digital assets were $181.8 million and $201.2 million for the nine months ended September 30, 2025 and 2024, respectively. The gains were due to the increase in Bitcoin price from approximately $93,354 as of December 31, 2024 compared to approximately $114,068 as of September 30, 2025 while the price of Bitcoin as of December 31, 2023 of approximately $42,288 increased to approximately $63,303 as of September 30, 2024.

Other income (expense)

Other expense was $32.7 million for the nine months ended September 30, 2025, compared to other income of $13.1 million for the nine months ended September 30, 2024. The decrease of $45.8 million was primarily driven by (i) a $4.3 million increase in interest expense due to an increase in the amount of average borrowing in 2025, (ii) a $22.8 million in asset contribution costs related to non-controlling interest portion of American Bitcoin, (iii) a $6.0 million decrease in gain on debt extinguishment, (iv) a $12.3 million decrease in gains on derivatives related to our Bitcoin redemption option and call options, and (v) a $3.8 million decrease in equity in earnings of King Mountain JV due to the impact of the halving event in April 2024 on Bitcoin Mining revenue. This was partially offset by (i) a $2.6 million gain in foreign exchange, and (ii) a $0.7 million gain on other financial liability.

Income tax

Our income tax provision was $26.4 million for the nine months ended September 30, 2025, compared to $3.0 for the nine months ended September 30, 2024. The increase in income tax provision was primarily due to an increase in deferred taxes related to the gains on digital assets for the nine months ended September 30, 2025.

Loss from discontinued operations

Loss from discontinued operations was nil and $9.4 million for the nine months ended September 30, 2025 and 2024, respectively. On March 6, 2024, we announced the closure of our Drumheller site in Alberta, Canada in connection with restructuring and optimization initiatives designed to strengthen financial performance. Of the $9.4 million loss related to the closure of our Drumheller site, the impairment of the long-term assets contributed $6.1 million and the remaining $3.3 million loss was from other operational activities.

King Mountain JV

The King Mountain JV is a 50% joint venture with one of the world’s largest renewable energy producers. The King Mountain JV has 280 MW of self-mining and hosting operations located behind-the-meter at a wind farm in McCamey, Texas.

As of September 30, 2025, the King Mountain JV owned approximately 18,000 miners for self-mining (about 1.8EH/s) and hosted approximately 67,200 miners (about 7.8 EH/s) for a single hosting customer at its wholly-owned King Mountain site, which has a total capacity of 280 MW.

We account for the King Mountain JV using the equity method of accounting, resulting in reporting the King Mountain JV as an unconsolidated joint venture. Additionally, our 50% portion of any distributions from the King Mountain JV are used to pay down the TZRC Secured Promissory Note. See Note 10. Investment in unconsolidated joint venture and Note 11. Loans, notes payable, and other financial liabilities to the consolidated financial statements found elsewhere in this Quarterly Report for additional information on the King Mountain JV and TZRC Secured Promissory Note.

Below are the condensed consolidated income statements for the King Mountain JV for the three and nine months ended September 30, 2025 and 2024:

Condensed Consolidated Income Statement
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2025	2024	2025	2024
Total revenue, net	$37,026	$31,498	$101,471	$105,738
Gross profit	14,666	14,784	43,971	54,105
Net income (loss)	899	(496)	(1,215)	6,456
Net income (loss) attributable to investee	450	(248)	(608)	3,228

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2025	2024	2025	2024
Net income (loss)	$899	$(496)	$(1,215)	$6,456
Depreciation and amortization	13,644	15,706	45,173	46,813
Interest income	(602)	(1,496)	(2,679)	(2,411)
Adjusted EBITDA	$13,941	$13,714	$41,279	$50,858

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

In August 2025, we borrowed the remaining $65.0 million of the available capacity under our Credit Agreement with Coinbase Credit, Inc. (as amended, the “Coinbase Credit Agreement”) to bring our total borrowed amount to $130.0 million.

On August 25, 2025, we entered into the Two Prime Credit Agreement, which provides for a revolving credit facility of up to $200.0 million. Amounts borrowed under the Two Prime Credit Agreement bear interest at a fixed rate equal to 7.99% per annum. The facility matures 364 days after the date of the first borrowing. We may repay any outstanding amounts borrowed, in whole or in party, without premium or penalty, at any time prior to the Maturity Date. On or prior to a drawdown, we are required to pledge, as collateral, Bitcoin with a custodian to be held in a segregated custody account under our ownership, such that the initial margin ratio of principal outstanding amount of the loan and the fair value of collateral is equal to or greater than 160%. If the value of the collateral under the credit facility decreased past a specified margin, we may be required to post additional Bitcoin as collateral. As of September 30, 2025, we have not borrowed any amount under the Two Prime Credit Agreement.

On August 22, 2025, we established our $1.0 billion 2025 ATM, which replaced our prior $500 million 2024 ATM program that launched on December 4, 2024. As of August 22, 2025, prior to its termination, we had issued and sold shares under the 2024 ATM for gross proceeds of $299.4 million at a weighted average price of $27.83 per share. For reference, our average share price from commencement of the 2024 ATM until August 22, 2025 was $18.61 per share. As of September 30, 2025, we issued and sold 635,659 shares under the 2025 ATM for gross proceeds of $22.9 million at a weighted average issuance price of $35.97 per share. For reference, our average share price from commencement of the 2025 ATM through September 30, 2025 was $31.04 per share.

On September 3, 2025, American Bitcoin established a $2.1 billion at-the-market equity program (the “American Bitcoin 2025 ATM”). As of September 30, 2025, American Bitcoin issued and sold 11,017,341 shares of Class A common stock under the American Bitcoin 2025 ATM for gross proceeds of $90.0 million at a weighted average issuance price per share of $8.17.

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

We believe that cash flows generated from operating activities, our strategic Bitcoin reserve, and financings, along with our credit facilities will meet our anticipated cash requirements in the short-term. On a long-term basis, we plan to rely on access to the capital markets for any long-term funding not provided by operating cash flows, cash on hand, and our strategic Bitcoin reserve.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in USD thousands)	2025	2024
Cash flows used in operating activities	$(81,866)	$(46,895)
Cash flows used in investing activities	(451,840)	(60,703)
Cash flows provided by financing activities	487,616	149,612

Operating Activities

Net cash used in operating activities was $81.9 million and $46.9 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash used in operating activities for the nine months ended September 30, 2025 resulted from net income and related adjustments of $62.1 million in addition to unfavorable changes in working capital of $19.8 million. Net cash used in operating activities for the nine months ended September 30, 2024 resulting from net income and related adjustments of $27.9 million and unfavorable changes in working capital of $19.0 million.

Investing Activities

Net cash used in investing activities totaled $451.8 million for the nine months ended September 30, 2025, primarily consisting of $287.8 million in Bitcoin purchased by American Bitcoin, $147.9 million in property and equipment purchases primarily related to the Vega build out, $25.0 million in other digital assets purchased, and $1.0 million related to other intangibles purchases. These outflows were partially offset by $5.2 million in proceeds from the sale of property and equipment, $3.7 million in proceeds from Bitcoin sales, and $0.9 million in cash acquired in the ABTC Merger. Net cash used in investing activities totaled $60.7 million for the nine months ended September 30, 2024, primarily consisting of $78.1 million in purchases of property and equipment primarily related to AI cluster under our GPU-as-a-Service business and from the Salt Creek buildout, $48.5 million in deposits paid on property and equipment, and $6.4 million cash paid in exchange for shares in Ionic Digital. These outflows were partially offset by $65.6 million in proceeds from Bitcoin sales, $4.9 million in proceeds from the sale of property and equipment, and $1.8 million in cash added as part of the Far North JV acquisition.

Financing Activities

Net cash provided by financing activities was $487.6 million for the nine months ended September 30, 2025, primarily consisting of $65.0 million in proceeds under the Coinbase Credit Agreement, $9.5 million in net proceeds from covered call options premiums, $3.5 million in proceeds from funding in relation to our GPU-as-a-Service business segment, $205.3 million in net cash proceeds from the issuance and sale of American Bitcoin’s Class A common stock through a Common Stock Purchase Agreement for a private placement with certain accredited investors, $88.0 million in proceeds from the issuance of American Bitcoin’s Class A common stock through the American Bitcoin 2025 ATM, and $154.8 million in net proceeds from the issuance of our common stock through our 2024 ATM and 2025 ATM. These inflows were partially offset by $36.5 million of repayments of loans payable, and $2.2 million used in principal payments on finance leases. Net cash provided by financing activities was $149.6 million for nine months ended September 30, 2024, primarily consisting of $150.0 million in proceeds from the Coatue convertible note, $20.8 million in proceeds from covered call options premiums, $14.8 million in proceeds under the Coinbase Credit Agreement, and $0.5 million in proceeds from the issuance of our common stock from stock option exercises. This was partially offset by $34.0 million in repayment of loans and notes payable.

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

As of September 30, 2025, we held 13,696 Bitcoin, and the fair value of a single Bitcoin was approximately $114,068. Therefore, the fair value of our Bitcoin holdings as of September 30, 2025 was approximately $1.56 billion. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

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

Credit Risk

Credit risk arises from our practice of pledging Bitcoin as collateral in transactions with counterparties. We mitigate this risk by engaging with counterparties that we believe possess strong creditworthiness based on their size, credit quality, and reputation, among other factors. During the nine months ended September 30, 2025, we have not incurred any material loss from such transactions. However, there remains a risk that a counterparty could default on its obligations to us, which might result in a material loss. We continually assess the credit risk associated with our counterparties and, if necessary, recognize a loss provision or write-down. Credit risk also arises from us placing our cash and demand deposits in financial institutions. Although we strive to limit our exposure by placing cash and demand deposits with financial institutions with a high credit standing, there can be no assurances that we are able to mitigate our credit risk.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

We have one loan that maintains a variable interest rate, the TZRC Secured Promissory Note, which includes a maximum interest rate of 15.25%. As a result, changes in market interest rates could affect our operations over certain periods and may also impact our ability to finance projects. For more information regarding the TZRC Secured Promissory Note, see Note 11. Loans, notes payable, and other financial liabilities to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures

Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting

As previously disclosed under Item 9A. Controls and Procedures, in our Annual Report, management concluded that material weaknesses in our internal control over financial reporting existed as of December 31, 2024. The material weaknesses related to inadequate review of the calculation of the deferred tax provision for Bitcoin held in an international jurisdiction and inadequate review of a complex accounting transaction related to our BITMAIN miner purchase agreement. We implemented remediation activities over the nine months ended September 30, 2025 which included (i) replacing our third-party advisor who prepared and supported our review of the deferred taxes calculation with an advisor who has additional expertise in calculating deferred income taxes in the international jurisdictions in which we operate, (ii) replacing our third-party advisor who supported our review of the BITMAIN miner purchase agreement with an advisor who has additional expertise in Bitcoin-related transactions, and (iii) designing and implementing enhanced controls related to the review of certain of our third-party advisors’ evaluation of tax provision and certain complex accounting transactions. As a result, we have remediated the previously identified material weaknesses.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any system of disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance rather than absolute assurance of achieving its objectives. The design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues or instances of fraud, if any, will be detected. These inherent limitations include the possibility of faulty judgments, errors or mistakes, and the potential for controls to be circumvented by individual acts, collusion among employees, or management override. Moreover, the design of any control system is based on certain assumptions regarding future events, and there is no guarantee that any design will succeed under all potential future conditions. Over time, controls may become inadequate due to changes in conditions or deterioration in compliance with policies or procedures. Consequently, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Except as described above under “Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting,” there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of material legal proceedings in which we are involved, see Note 20. Commitments and contingencies to our Unaudited Condensed Consolidated Financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by us during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, none of our officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Executive Equity Grants

On November 2, 2025 (the “Grant Date”), upon the recommendation of the Compensation and Talent Development Committee (the “Committee”), our Board of Directors approved one-time special grants of restricted stock units (“RSUs”) and performance stock units (“PSUs”) to our Chief Executive Officer and Chief Strategy Officer (the “Special Awards”).

Our overarching compensation philosophy is to (i) align pay-for-performance and (ii) align executives’ interests with those of the Company and our stockholders. In support of this philosophy, the Committee has structured our executive compensation program to emphasize at-risk, performance-based compensation opportunities that link executive rewards to the achievement of rigorous strategic objectives and the creation of long-term stockholder value.

The approval of the Special Awards was the culmination of careful analysis, consideration, and iterative design by the Committee, in consultation with its independent compensation consultant, over a 12-month period commencing in October 2024 taking into consideration, among other things, the following factors bearing on the compensation of our Chief Executive Officer and our Chief Strategy Officer:

●	The complexity of our strategic transformation into a multi-layered infrastructure platform with integrated operations, capital strategy, and commercial models across the power, digital infrastructure, and compute markets;
●	The intense competition for talent in the industries in which we operate, including in particular the loss of key personnel to competitors offering outsized compensation packages to secure exceptional talent;
●	The importance of our Chief Executive Officer and our Chief Strategy Officer to our ability to successfully execute on our strategic transformation and meet our financial and operational objectives; and
●	The benefits to us and our stockholders of significant equity ownership by our Chief Executive Officer and Chief Strategy Officer, which ownership strengthens and reinforces stockholder alignment and the owner-operator mindset that has been pivotal to our success to date.

The Special Awards were carefully structured to satisfy the following key objectives:

●	Enhance Retention: To ensure the continued dedication and retention of our Chief Executive Officer and Chief Strategy Officer. The key retention elements of the Special Awards include vesting and performance periods of three and up to four years for RSU and PSU awards, respectively, and additional post-vesting holding periods of two years for both RSU and PSU awards.
●	Reward Extraordinary Performance and Align Incentives: To recognize and reward exceptional leadership and performance that drives substantial value for us and our stockholders beyond the scope of our regular incentive programs. To achieve these aims, the Committee designed the Special Awards to emphasize PSUs with two separate performance categories that tie the vesting of the majority of the Special Awards to sustained value creation for us and our stockholders. Such value creation is measured through the achievement and maintenance of (i) defined market capitalization levels at the Company and (ii) defined value levels for our current ownership stake in American Bitcoin, our majority-owned subsidiary that holds our recently carved-out Bitcoin mining business and trades as a separate public company on the Nasdaq under the symbol “ABTC.”
●	Reinforce Owner-Operator Mindset: To maintain and expand the meaningful ownership positions of our Chief Executive Officer and Chief Strategy Officer in the Company. The Special Awards emphasizes grants designed to provide an opportunity for these critical executives to earn additional shares based on the achievement of outcomes that are tied directly to long-term value creation and share price performance, the same outcomes that drive stockholder returns. Through such design, the Special Awards aim to motivate our Chief Executive Officer and Chief Strategy Officer to continue building sustainable stockholder value as owner-operators.

●	Balance Past Performance with Durable Long-Term Performance: To recognize and balance the large increase in the market capitalization of both the Company and American Bitcoin during the period in which the Committee was designing and considering the Special Awards against the volatility of the stock prices of both the Company and American Bitcoin and reward durable and enduring value creation for us and our stockholders. To reflect these aims, the Committee designed the Special Awards to emphasize PSUs with vesting conditions tied to sustained price increases over a long-period of time. Specifically, the vesting of the PSUs included in the Special Awards is tied to sustained performance based on a ninety (90) day volume weighted average price (“VWAP”) of the Company’s or American Bitcoin’s common stock, as applicable, commencing one year following the date of grant (with respect to the Company market capitalization related PSUs) and December 3, 2026 (in the case of the American Bitcoin related PSUs), the three month anniversary of the date on which the lock-up applicable to American Bitcoin shares held by us expires.

After careful consideration and deliberation, the Committee and our Board of Directors determined that the grant values and terms were appropriate and in the best interests of us and our stockholders. The Special Awards build upon the strong foundation established by our Chief Executive Officer and Chief Strategy Officer following the leadership transition in 2024 and reflect the Committee’s ongoing commitment to fostering a compensation program that supports long-term value creation for us and our stockholders.

Material Terms of the RSUs

Our Chief Executive Officer received a grant of 2,339,272 RSUs that will vest on January 1, 2029, subject to his continued employment through the vesting date. The executive will be required to hold – and will generally be restricted from transferring or selling – the vested shares for a period of two years following the applicable vesting date (unless the RSUs vested in connection with a change in control). As a result, all RSUs have a combined vesting and holding period of over 5 years before vested shares become freely tradeable.

Should the executive’s employment with us be terminated by us for cause or by the executive without good reason, all unvested RSUs will be forfeited. Should the executive’s employment with us be terminated other than by us for cause or by the executive without good reason, all unvested RSUs will vest, subject to the execution and non-revocation by the executive of a release of claims in favor of us. Upon a change in control, if the RSUs are assumed or substituted by the successor entity, such RSUs will remain outstanding and eligible to vest on January 1, 2029, subject to the executive’s continued employment, and will fully vest in the event of a termination by us without cause, by the executive with good reason, or due to the executive’s death or disability.

Material Terms of the PSUs

Our Chief Executive Officer and Chief Strategy Officer each received a grant of PSUs, with vesting contingent on the achievement of two performance-based conditions: (i) fifty percent (50%) of the PSUs will vest upon the achievement of defined market capitalization levels for the Company (the “market capitalization PSUs”) and (ii) fifty percent (50%) of the PSUs will vest upon the achievement of defined value levels for the shares of American Bitcoin common stock owned by us as of the grant date (the “ABTC-related PSUs”).

In order for the PSUs to vest, the applicable performance level must be achieved and the executive must remain employed through such vesting date. With respect to each performance-based condition, upon the achievement of performance at the “target” (100%) level, each executive will vest in 505,789 shares (the “Target Share Amount”), with proportional increases for performance at the “maximum” (200%) and “super maximum” (300%) levels. Without duplicating any performance achievement, linear interpolation will be applied if performance falls between two levels—performance will be measured on a quarterly basis and on the final day of the relevant performance period (based on a ninety (90) day VWAP during such quarter) and the applicable number of PSUs will vest on the last day of such quarter or the final day of the relevant performance period. Once the PSUs have vested, the shares of our common stock received must be held by the executive for a period of two years following the vesting date during which period the executives will generally be restricted from selling or transferring the vested shares (unless the PSUs vested in connection with a change in control).

Should the applicable executive’s employment with us be terminated by us for cause or by the executive without good reason, all unvested PSUs will be forfeited. Should the applicable executive’s employment with us be terminated by us without cause, by the executive with good reason, or due to the executive’s death or disability, all unvested PSUs will vest at the “super maximum” level of performance, subject to the execution and non-revocation by the executive of a release of claims in favor of us. Upon a change in control, all unvested PSUs will vest at the “super maximum” level of performance and convert into time-based awards that vest on January 1, 2030, subject to the executive’s continued employment, and will fully vest in the event of a termination by us without cause, by the executive with good reason, or due to the executive’s death or disability.

Market Capitalization-Related PSUs

The number of market capitalization PSUs that will vest in each executive will be determined based on the achievement of the corresponding Market Capitalization Growth (as defined below) level set forth in the table below as measured at any point during the period commencing on the one year anniversary of the Grant Date, November 2, 2025, and ending on the four (4) year anniversary of the Grant Date, November 2, 2029. The Market Capitalization Growth measures our market capitalization growth over the market capitalization over the average volume weighted market capitalization between October 1, 2024, the month in which the Committee began its consideration of the Special Awards, and October 29, 2025, the last full trading day prior to the Grant Date, which was approximately $2.228 billion (the “Reference Market Capitalization”). The number of PSUs shown at each performance level (“target,” “maximum,” and “super maximum”) represents the total cumulative number of PSUs eligible to vest at that level inclusive of PSUs earned at the prior levels.

Level of Performance	Market Capitalization Growth	Number of PSUs That Vest
Target	180%	100% of Target Share Amount
Maximum	247%	200% of Target Share Amount
Super Maximum	314%	300% of Target Share Amount

“Market Capitalization Growth” means, as of any given measurement date, an amount (expressed as a percentage) equal to (a) one hundred (100) multiplied by (b) the quotient the Market Capitalization and the Reference Market Capitalization.

“Market Capitalization” means, as of any given measurement date, the product of (x) the VWAP per share of the Company’s common stock for the ninety (90) consecutive trading days immediately preceding (and including) such measurement date (as quoted on the Nasdaq stock exchange) and (y) the number of shares of the Company’s common stock outstanding as of such measurement date.

ABTC-Related PSUs

The number of ABTC-related PSUs that will vest in each executive will be determined based on the achievement of the corresponding ABTC Stake (as defined below) level set forth in the table below as measured at any point during the period commencing on December 3, 2026, the three month anniversary of the date on which the lock-up applicable to ABTC shares held by us expires, and ending on the four year anniversary of the Grant Date. The number of PSUs shown at each performance level (“target,” “maximum,” and “super maximum”) represents the total cumulative number of PSUs eligible to vest at that level inclusive of PSUs earned at the prior levels.

Level of Performance	Hut's ABTC Stake	Number of PSUs That Vest
Target	$1 billion	100% of Target Share Amount
Maximum	$1.5 billion	200% of Target Share Amount
Super Maximum	$2 billion	300% of Target Share Amount

“ABTC Stake” means the product of (x) the VWAP per share (as quoted on the Nasdaq stock exchange) of American Bitcoin common stock measured over a rolling ninety (90) consecutive trading day period during the performance period and (y) the total number of shares of American Bitcoin common stock held by us as of the Grant Date less any such shares that are sold or otherwise distributed or disposed of by us as of the applicable measurement date. Each ABTC Stake performance level shall be reduced by (1) the fair market value, as determined by our Board of Directors, of the aggregate consideration, including any cash or other property, received by us in respect of the sale of ABTC common stock by us during the performance period and (2) the value of American Bitcoin common stock distributed to our stockholders by us based on the VWAP per share for the ninety (90) consecutive trading days immediately preceding (and including) the distribution date (as quoted on the Nasdaq stock exchange).

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Hut 8 Corp.	8-K	3.1	12/01/2023
3.2	Amended and Restated Bylaws of Hut 8 Corp.	8-K	3.2	12/01/2023
10.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of August 1, 2025, between Hut 8 Mining Corp. and Coinbase Credit, Inc.
10.2*	Credit Agreement, dated as of August 25, 2025, between Hut 8 MB One LLC, Hut 8 Mining Corp. and Two Prime Lending Limited	8-K	10.1	8/29/2025
31.1	Certification of Principal Executive Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data File
104	Cover Page Interactive Data File
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

Dated: November 4, 2025		HUT 8 CORP.

	By:	/s/ Sean Glennan
Sean Glennan
Principal Financial Officer and Authorized Signatory