Form 10-K
period 2025-12-31
Hut 8 Corp.
filed 2026-02-25
CIK 1964789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 001-41864

Hut 8 Corp.

(Exact name of registrant as specified in its charter)

Delaware	92-2056803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 Brickell Avenue, Suite 1500
Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(305) 224-6427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HUT	The Nasdaq Stock Market LLC Toronto Stock Exchange

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

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,747,264 thousand.

As of February 24, 2026, the registrant had 110,887,284 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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

Given that the Business Combination closed on November 30, 2023, the information included in this Annual Report on Form 10-K (the “Annual Report”) principally describes Hut 8 Corp.’s business and operations following the closing of the Business Combination. However, the historical financial statements and related management’s discussion and analysis (“MD&A”) for the six months ended December 31, 2023 describe five months of USBTC results and one month of combined company results. This Annual Report includes audited financial statements for the twelve months ended December 31, 2025 compared to audited financials for the period twelve months ended December 31, 2024, and audited financial statements for the six months ended December 31, 2023

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

Risks Related to Our Growth

●	Our construction of new data centers, data center expansions, or data center redevelopment could involve significant risks to our business.
●	We may experience liquidity constraints and may need to raise additional capital. We may be unable to raise the additional capital needed to operate and grow our business.
●	If we do not accurately predict our facility requirements, it could have a material adverse effect on our business, financial condition, and results of operations.
●	We face risks associated with the King Mountain JV and American Bitcoin, and may face similar risks in the future by entering into other joint ventures or launching or spinning out other consolidated businesses.
●	We may acquire other businesses and/or assets or form strategic alliances or joint ventures that could negatively affect our operating results, dilute shareholder ownership, increase debt, or cause us to incur significant expenses.
●	New offerings or lines of business may subject us to additional risks.

Risks Related to Our Business and Operations

●	Failure of critical systems related to our offerings and/or infrastructure could have a material adverse effect on our business, financial condition, and results of operations.
●	We are subject to risks associated with our need for significant electrical power.
●	We may not be able to attract, retain, or expand relationships with customers across our platform.
●	Our operations and growth may be adversely affected by geographic concentration and market-specific conditions.
●	We may not be able to compete effectively against our current and future competitors.
●	Some of our infrastructure is located on leased premises and the termination or higher renewal rate of our leases could materially adversely affect our business, financial condition, and results of operations.
●	We are required to obtain, maintain, and comply with the terms and conditions of government permits and approvals.
●	We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.
●	We may be exposed to cybersecurity threats and breaches.

●	We may face the risk of Internet-related disruptions.
●	Our business may be heavily impacted by political, social, economic, and other events and circumstances in the United States, Canada, or elsewhere.
●	We operate in the United States and Canada and may further expand our operations internationally, which may expose us to risks associated with doing business internationally.
●	Our success depends on key personnel whose continued service is not guaranteed.
●	We are a growth-stage company with an evolving business model and strategy.
●	We face risks associated with our current indebtedness, and our failure to service debt or remain in compliance with certain covenants may have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Bitcoin, Including ASIC Compute

●	We and our consolidated subsidiary, American Bitcoin, are highly concentrated in Bitcoin. Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin have in the past influenced, and are likely to continue to influence, our business, financial condition, and results of operations and the market price of our common stock.
●	We may be subject to additional risks associated with holding Bitcoin for our and American Bitcoin’s account.
●	The further development and acceptance of the Bitcoin network and other digital assets is subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of Bitcoin and other digital asset systems may adversely affect our and American Bitcoin’s business, financial condition, and results of operations.

Risks Related to Certain Regulations and Laws, Including Tax Laws

●	Our operations are subject to various legal, regulatory, governmental, and technological uncertainties.
●	We may be subject to substantial environmental or energy regulation and may be adversely affected by legislative or regulatory changes.
●	We are involved in legal proceedings from time to time, which could adversely affect us.

Risks Related to Ownership of Our Common Stock

●	The market price of our common stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control.
●	Future issuances of our capital stock or rights to purchase capital stock could result in dilution to our stockholders and could cause our stock price to decline.

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

Our Platform

Our platform consists of three layers: Power, Digital Infrastructure, and Compute. Together, these layers form a vertically integrated foundation for next-generation, energy-intensive technology applications. This structure enables us to participate selectively across the infrastructure value chain, including securing power and interconnections, developing and operating digital infrastructure assets that leverage that power, and deploying compute capacity on or alongside that infrastructure. Today, our core focus is on commercializing this platform primarily through the development and operation of data centers at scale, supporting AI, high-performance computing (“HPC”), ASIC compute, and other energy-intensive technology applications.

Power. We acquire, develop, and manage critical energy assets such as powered land, interconnects, substations, switchyards, and related electrical systems designed to address the load demands of next-generation, energy-intensive technology applications. As of December 31, 2025, our Power layer comprised 1,020 megawatts (“MW”) of energy capacity under management across 15 sites in the United States and Canada, spanning energy assets we own, lease, or operate on behalf of third parties. Of this capacity, approximately 310 MW is associated with the four power generation assets we divested in Q1 2026.

Digital Infrastructure. We design, build, commercialize, and operate purpose-built data center facilities for next-generation, energy-intensive technology applications with the aim of maximizing long-term returns from our Power layer. As of December 31, 2025, our Digital Infrastructure layer comprised five ASIC compute data centers, five traditional cloud and colocation data centers, and one non-operational ASIC compute site.

In addition to these sites, we are actively advancing a scaled AI infrastructure development program. We are currently developing an AI data center at our River Bend campus in Louisiana. The project will commercialize 330 MW of utility capacity and is targeted for initial delivery and commissioning in Q2 2027.  In addition, we continue to advance the commercialization of 1,230 MW of utility capacity under development across multiple sites in our development pipeline.

Compute. We own, operate, and scale purpose-built businesses that acquire, deploy, and monetize specialized hardware for next-generation, energy-intensive technologies like AI, HPC, and ASIC compute. Each business is typically launched and capitalized under a distinct brand tailored to a specific end market and structured to align with its strategic role within our broader platform. Through this structure, we provide direct exposure to the markets created by transformative technologies such as AI. As of December 31, 2025, our Compute layer primarily comprised three brands:

1.	American Bitcoin. Launched in 2025, American Bitcoin, a majority-owned subsidiary of Hut 8, is a publicly listed Bitcoin accumulation platform focused on industrial-scale ASIC compute and the development of a strategic Bitcoin reserve. The principal objective of American Bitcoin is to deliver increasing Bitcoin exposure to its shareholders, as measured by Bitcoin per Share. American Bitcoin’s Class A common stock is listed on Nasdaq under the symbol “ABTC.”

2.	Hut 8 Canada. Hut 8 Canada, formerly known as Hut 8 High Performance Computing, provides data center and cloud infrastructure services, including public and private cloud deployments, managed backup, business continuity and disaster recovery services, and high-capacity storage solutions. Hut 8 Canada operates though a wholly owned subsidiary of Hut 8 across five data centers in Canada, serving more than 200 customers.

3.	Highrise AI. Highrise AI is an AI Cloud business wholly owned by Hut 8, offering a cloud infrastructure platform purpose-built for AI. Designed for developers and enterprises operating in performance-critical and security-sensitive domains, Highrise AI delivers bare-metal performance with full-stack orchestration to support the training and deployment of production-scale AI models. As of December 31, 2025, Highrise AI operated 1,000 NVIDIA H100 GPUs and 96 NVIDIA H200 GPUs.

Exhibit 1. Power and Digital Infrastructure assets under management as of December 31, 2025

Asset	Hut 8 Ownership(1)	Location	Power Source	Application	Total Capacity
Vega	100%	Texas Panhandle	Wind + ERCOT(2) grid	ASIC compute	205 MW
Medicine Hat	100%	Medicine Hat, AB	CCGT(3) + AESO(4) grid	ASIC compute	67 MW
Salt Creek	100%	Orla, TX	ERCOT(2) grid	ASIC compute	63 MW
Alpha	100%	Niagara Falls, NY	NYISO(5) grid	ASIC compute	50 MW
Drumheller	100%	Drumheller, AB	AESO(4) grid	Non-operational	42 MW
Kelowna	100%	Kelowna, BC	Grid (utility tariff)	Cloud and colocation	1.1 MW
Mississauga	100%	Toronto, ON	Grid (utility tariff)	Cloud and colocation	0.9 MW
Vaughan	100%	Toronto, ON	Grid (utility tariff)	Cloud and colocation	0.6 MW
Vancouver II	100%	Vancouver, BC	Grid (utility tariff)	Cloud and colocation	0.5 MW
Vancouver I	100%	Vancouver, BC	Grid (utility tariff)	Cloud and colocation	0.3 MW
King Mountain	50.0%	McCamey, TX	Wind + ERCOT(2) grid	ASIC compute	280 MW
Iroquois Falls(6)	80.1%	Iroquois Falls, ON	CCGT(3) power plant	Power generation	120 MW
Kingston(6)	80.1%	Kingston, ON	CCGT(3) power plant	Power generation	120 MW
North Bay(6)	80.1%	North Bay, ON	CCGT(3) power plant	Power generation	35 MW
Kapuskasing(6)	80.1%	Kapuskasing, ON	CCGT(3) power plant	Power generation	35 MW
Energy Capacity Under Management					1,020 MW
(1)	Generally, percentage owned denotes our ownership of power infrastructure at owned or leased sites, whereas for cloud and colocation sites, percentage owned denotes our ownership of mechanical and electrical infrastructure at leased data center locations.
(2)	Electric Reliability Council of Texas (“ERCOT”)
(3)	Combined cycle gas turbine (“CCGT”)
(4)	Alberta Electric System Operator (“AESO”)
(5)	New York Independent System Operator (“NYISO”)
(6)	One of four sites comprising the 310 MW portfolio of power generation assets Hut 8 divested in Q1 2026

Exhibit 2. Power and digital infrastructure assets under development and construction as of December 31, 2025

Asset	Location	Application	Stage	Total Utility Capacity
River Bend	Louisiana	AI infrastructure	Construction	330 MW
Site 02	Texas	TBD	Development	1,000 MW
Site 03	Texas	TBD	Development	180 MW
Site 04	Illinois	TBD	Development	50 MW
Energy Capacity Under Development and Construction				1,560 MW

Our Operating Segments

We report across three core operating segments: Power, Digital Infrastructure, and Compute. Each segment corresponds directly to a layer of our platform. A fourth segment, Other, captures revenue from activities that are not core to our platform or do not meet the criteria for segment-level reporting.

Power. Our Power segment comprises the origination, development, and management of powered land and energy infrastructure that enables large-scale, energy-intensive infrastructure deployment. This includes interconnects, substations, switchyards, generation assets, and related electrical systems. While our Power segment is designed primarily to support the scaling of our downstream Digital Infrastructure layer, we have also historically monetized our power capabilities through managed services arrangements and the operation of power generation assets. In the future, we may generate revenue in our Power layer through other commercial structures.

Digital Infrastructure. Our Digital Infrastructure segment comprises the development, ownership, and operation of facilities designed to support next-generation, energy-intensive technology applications. This segment represents a downstream pathway through which certain Power assets within our platform are commercialized by developing and leasing data centers. We seek to monetize our Digital Infrastructure assets through a range of commercial structures, including long-term hosting, leasing, or colocation agreements. Our goal is to generate predictable, contracted cash flows supported by strong credit profiles, medium-to-long-term duration, and economic terms designed to deliver attractive returns on and of invested capital.

For example, we build and operate facilities optimized for various chip architectures. For ASIC-based Bitcoin mining, we provide hosting services to third-party customers through fixed-fee or profit-sharing arrangements, often with reimbursement for pass-through costs such as electricity. Through our Hut 8 Canada business, we operate five data centers serving more than 200 customers and deliver services such as colocation, compute, storage, and networking. We are expanding into purpose-built infrastructure to support AI and high-performance computing (e.g., GPUs and TPUs), beginning with our River Bend campus in Louisiana.

Compute. Our Compute segment comprises operating businesses that deploy and monetize compute assets across next-generation energy-intensive technology end markets. We generate revenue through the operation of owned compute infrastructure and the provision of compute-based services, with economics driven by hardware utilization, operating efficiency, and market demand.

1.	ASIC Compute. This segment reflects revenue generated primarily by American Bitcoin. Revenue is derived from Bitcoin mining rewards earned based on the computing power contributed to mining pools through the operation of owned mining infrastructure.

2.	Traditional Cloud. This segment reflects revenue generated by Hut 8 Canada. Revenue is generated through consumption-based arrangements under which customers commit to baseline levels of compute, storage, network, or power usage, with additional usage billed based on actual consumption.

3.	AI Cloud. This segment reflects revenue generated by Highrise AI. Revenue is generated through contracted infrastructure and service fees.

Other. Our Other reporting segment includes activities that fall outside the scope of our Power, Digital Infrastructure, and Compute layers. We continuously evaluate opportunities to leverage our expertise in power, digital infrastructure, and compute to enhance our risk-adjusted returns. While our primary focus remains on the three core layers of our platform, we have previously, and may in the future, expand into complementary business lines we believe align with our strategic capabilities. Revenue from this segment is currently generated through Equipment Sales and Repairs.

Our Strategy and Operating Model

We believe the value of power will continue to rise as next-generation, energy-intensive technologies drive growing demand within a constrained electrical grid. In this increasingly supply-constrained energy environment, access to power has become a key gating factor for digital infrastructure development, often determining where, how, and what infrastructure can be built. Power availability, cost, scale, and timing directly shape the feasibility and economics of large-scale infrastructure projects.

Consistent with this view, we treat power as the first variable in platform development. Rather than serving as a downstream input following real estate acquisition, power informs our site selection, infrastructure design, capital allocation, and commercialization decisions. We believe this power-first approach differentiates us from traditional data center operators, which have historically prioritized real estate availability and addressed power procurement reactively.

Because power attributes vary materially across site-specific fundamentals, including cost structure, scale, timing, provision (front-of-the-meter vs. behind-the-meter), and generation technology, we apply a targeted, asset-by-asset monetization strategy designed to optimize project-level returns while managing exposure to secular market risk. Each asset is initially developed and commercialized for a specific use case determined at the time of investment through project-level underwriting and return analysis.

As we look to develop and commercialize assets for a defined use case through project-level underwriting, we intend to design infrastructure, where appropriate, that preserves optionality. We believe this approach allows for the flexibility to adapt assets in response to changes in technology, market conditions, and customer demand, supporting long-term asset viability and value across the asset lifecycle. The ability to reposition assets across multiple potential use cases provides us with additional flexibility in asset selection.

We execute our strategy through a development flywheel that governs how we originate, invest in, monetize, and optimize power assets (see Exhibit 2). We believe this flywheel provides a structured, scalable, and repeatable framework for disciplined capital deployment. Our objective is to build an investment-grade energy and digital infrastructure platform characterized by durable assets, contracted recurring revenue, and disciplined capital allocation.

We believe this operating model differentiates us from traditional data center colocation providers, which are often constrained by legacy real estate footprints and incremental power procurement processes. It also distinguishes us from developers seeking to adapt existing facilities for emerging workloads with less integrated or fully outsourced power origination and greenfield development capabilities.

Exhibit 3. Our development flywheel

Stage	Description
Origination

Guided by rigorous due diligence, we identify high-potential assets that can support next-generation, energy-intensive technologies such as AI and HPC, as well as sites where ASIC compute can serve as a transitional load to enable more rapid, cost-effective monetization. This approach expands the universe of assets we can pursue, including stranded or underutilized power.

Investment

We integrate select assets from our development pipeline into our platform through targeted underwriting and disciplined capital deployment. In evaluating investments, we assess how interim or transitional use cases, such as ASIC compute, can support acquisition underwriting, accelerate time to cash flow, and mitigate development and enterprise risk.

Commercialization

We commercialize each power asset in our platform with the use case we believe will deliver the highest risk-adjusted returns based on prevailing market conditions, asset characteristics, and customer demand.

Optimization

We take an active approach to portfolio management, driving innovations in infrastructure design, development, and operations to enhance asset performance, expand optionality, and unlock return potential. Over time, we aim to maximize platform yield, including by transitioning suitable power assets to higher-return use cases where possible, while continuously examining how to lower our cost structure.

Case study: Power-first digital infrastructure development at the River Bend campus

Our River Bend campus in Louisiana exemplifies the execution of our power-first development model. The campus was initially commercialized in December 2025 through a 15-year triple-net lease supporting 245 MW of IT capacity. From inception, the project was structured around disciplined, power-first site origination and development, with power availability and scalability serving as key underwriting criteria.

We applied a systematic, data-driven approach to identify the potential of the Louisiana market and secured a prime site through deep grid, generation and land analysis. Through early engagement with Entergy Louisiana, we assumed key interconnection and development functions typically managed by the utility, such as the development of transmission and distribution infrastructure, materially accelerating originally quoted power delivery timelines.

In parallel, we pursued proactive and coordinated stakeholder engagement, working closely with the Governor’s office, Louisiana Economic Development (LED), and West Feliciana Parish to align incentives and advance community and economic impact. We continued to deepen our partnership with Entergy Louisiana to secure scalable, long-term capacity for the campus, demonstrating our ability to operate at a utility level.

Commercialization was approached with discipline and patience, with a focus on transaction structure and counterparty selection to optimize long-term economics and shareholder value creation. The outcome validates our ability to originate, execute, and monetize digital infrastructure assets at scale while maintaining control over critical inputs.

ASIC compute data center development is one of our primary tools for commercializing power assets under our power-first strategy. In scenarios where AI or other HPC workloads may not be immediately viable due to commercialization timelines, land constraints, load dynamics, limited fiber access, or other factors, ASIC compute can serve as an initial load that enables near-term monetization while often preserving the ability to transition sites to higher-value use cases over time. This capability strengthens our power origination and acquisition underwriting capabilities by expanding the set of assets we can pursue and accelerating time to cash flow once secured.

American Bitcoin anchors this approach under long-term commercial agreements pursuant to which we are its exclusive infrastructure development and operating partner. These arrangements provide a flexible source of offtake that can increase certainty at the earliest stages of commercialization and can reduce execution risk as assets move from origination into development.

Case study: How ASIC compute enables rapid, cost-efficient power acquisition

In early 2024, we began diligence on our Vega site in Texas, a large-scale, behind-the-meter asset with an existing substation and immediate access to some of the lowest locational wholesale power prices in North America. While the site was potentially attractive for an AI or HPC data center, a contractual requirement to begin consuming power by Q2 2025 would have created an unrealistic timeline for an AI or HPC data center project. To meet this deadline, we underwrote Vega as a data center for ASIC compute, enabling us to secure the site and rapidly begin development. We completed the initial energization of the site in Q2 2025, less than a year after acquiring it, for an all-in development cost of approximately $455,000 per megawatt. Today, the site hosts approximately 15 exahash-per-second (EH/s) of installed hashrate across 17,280 ASIC servers under an ASIC Colocation agreement with American Bitcoin. Importantly, we retain the flexibility to repurpose the site for other applications to optimize long-term value.

As technology and customer demand evolve, the workloads that support the strongest risk-adjusted returns on a given site may change over time. We aim to address this by securing power positions, including powered land and interconnection pathways, with a long-term view, and by commercializing those positions through the structure we believe is best suited to the asset and market at the time, including managed services arrangements, development and infrastructure management activities, and, where appropriate, the development and operation of data centers through our Digital Infrastructure layer. This approach allows us to preserve flexibility at the asset level, reduce reliance on any single demand driver, and support durable growth through market cycles.

Execution of our power-first strategy is supported by a power-native organization with deep experience across the development and commercialization lifecycle of energy infrastructure. Our personnel have deep experience navigating regulatory frameworks, interconnection processes, and regional power markets, enabling disciplined execution across a range of geographies and load profiles. Across our organization and Board of Directors, this experience spans power origination, infrastructure development, commercialization, and capital markets execution, drawing on backgrounds at leading companies including NextEra Energy, Constellation Energy, Exelon Corporation, Clearway Energy, Invenergy, Duke Energy, Holtec International, Oriden Power, Pine Gate Renewables, Acciona Energy, J.P. Morgan, Citigroup, NV Energy, Ormat and GE Capital.

Our Development Pipeline

We execute our power-first strategy by building and advancing a scaled development pipeline. Capacity within this pipeline is converted to energy capacity under management upon commercialization. As of December 31, 2025, our development pipeline comprised approximately 8,500 MW of capacity (see Exhibit 4).

Exhibit 4. Our development pipeline

As of the end of
Stage	Description	Q1 2025	Q2 2025	Q3 2025	Q4 2025
Energy Capacity Under Diligence

Sites identified for large-load use cases such as AI, HPC, ASIC compute, industrial applications such as next generation manufacturing, and other energy-intensive technologies. At this stage, we assess site potential by engaging with utilities, landowners, and other stakeholders to evaluate critical factors, including power availability, infrastructure readiness, fiber connectivity, and overall commercial viability.

		8,190 MW	7,650 MW	5,865 MW	5,185 MW
Energy Capacity Under Exclusivity

Sites where we have secured a clear path to ownership through either: (i) an exclusivity agreement that prevents the sale of designated land and power capacity to another party or (ii) a tendered interconnection agreement, confirming a viable path to securing power and infrastructure for deployment.

		2,613 MW	3,113 MW	1,255 MW	1,755 MW
Energy Capacity Under Development	Sites where we are actively investing in development and commercialization by executing definitive land and/or power agreements, advancing site design and infrastructure buildout, and engaging with prospective customers.	—	—	1,530 MW	1,230 MW
Energy Capacity Under Construction	Sites where we have executed a definitive offtake agreement and commenced construction activities.	205 MW	—	—	330 MW
Total	All sites under diligence, exclusivity, development, and construction	11,008 MW	10,763 MW	8,650 MW	8,500 MW

Our Investment Approach

We invest in power, digital infrastructure, and compute assets that we believe will generate strong risk-adjusted returns, strengthen our competitive position, and drive long-term shareholder value creation. Our investment approach is defined by rigorous underwriting, disciplined capital allocation, and active portfolio management. As we expand and diversify our business, we expect that more predictable and financeable, lower-cost-of-capital segments will form a larger share of our revenue mix. This approach is intended to support the development of an investment-grade infrastructure platform characterized by predictable revenue, intelligent capital structuring, long-lived contracts, creditworthiness, and disciplined risk management.

Underwriting and Diligence. Before deploying capital, we generally undertake a due diligence process to evaluate risk-adjusted returns across financial, operational, commercial, legal, macroeconomic, and geopolitical dimensions. Our framework incorporates scenario modeling, stress testing, and sensitivity analysis as appropriate to quantify expected downside risk and assess potential long-term value creation. Across our platform, we generally invest only when expected returns are projected to meet or exceed identified thresholds for value creation, and we favor investments supported by long-term contracts with creditworthy counterparties. Beyond financial metrics, we prioritize opportunities that support our broader strategic objectives, enhance operational performance and scale, build durable relationships with world-class partners, and strengthen our competitive differentiation. Each opportunity is assessed for its potential to unlock platform synergies, drive scalable efficiencies, and reinforce our competitive position.

Portfolio Management. We take an active approach to portfolio management, driven by a dedicated portfolio management team that works cross-functionally to identify and address both asset-level and platform-wide value creation opportunities. Our approach includes targeted initiatives such as infrastructure upgrades, land expansion, and site-level use case transition. We leverage real-time energy market intelligence and analytics to optimize power costs, mitigate against volatility, and capitalize on arbitrage opportunities. We also maintain active engagement with governing bodies and grid operators to navigate regulatory complexities and to support the long-term reliability of our power assets and the grid.

Our Capital Strategy

Our capital strategy centers on two objectives: securing the lowest possible cost of capital and minimizing enterprise risk. We aim to maintain a robust, liquid balance sheet that enables us to explore creative financing approaches and prioritize non-dilutive sources of funding whenever possible.

Financing. We strive to optimize our cost of capital by taking a disciplined approach to capital formation and leveraging a range of financing instruments at the corporate and project levels. At the corporate level, we aim to balance equity issuance with strategic leverage in alignment with our view of the Company’s intrinsic value. While we remain sensitive to dilution, we recognize the importance of retaining the flexibility to raise capital when compelling growth opportunities arise or when market conditions are favorable. To support our disciplined approach, we employ tools such as at-the-market (“ATM”) offering programs and Bitcoin-backed credit facilities, which we view as strategic levers to optimize shareholder value, and enhance our ability to navigate market volatility. These tools enable us to fund growth initiatives and navigate the markets in which we operate. At the project level, we structure financing to align with the distinct objectives and needs of each opportunity we pursue, including traditional project financing for HPC data center development.

Treasury Management. Our treasury management strategy is designed to maintain liquidity, support consistent cash flow generation, and preserve balance sheet flexibility as we pursue capital-intensive growth initiatives, including digital infrastructure development. We actively manage our treasury with the goal of optimizing return on invested capital while ensuring sufficient financial optionality to fund operations and growth across market conditions. Our approach emphasizes disciplined capital deployment, prudent risk management, and the ability to monetize assets or deploy capital opportunistically as conditions warrant. By aligning our capital and operating strategies, we seek to enhance capital efficiency, support self-funded growth, and maximize long-term value creation for shareholders (see Exhibit 5).

Exhibit 5: Flywheel effect accelerates value creation across capital and operating strategies

Capital Strategy Allocate capital to projects with high ROIC Aim to minimize dilution Maintain healthy leverage levels and liquidity	Operating Strategy Expand Power layer in both scale and geography Scale and diversify Digital Infrastructure layer Build customer base

Our Focus on Innovation

We take a first-principles approach to digital infrastructure development, designing each facility based on the specific performance, resiliency, and cost requirements of the workload it is intended to support. Rather than starting with end use workloads such as ASIC compute or GPU-based AI compute, we begin with underlying technical and economic requirements of the workload and engineer solutions accordingly. This application-agnostic, first-principles framework allows us to allocate capital efficiently, avoid overbuilding, and preserve flexibility as technologies and end markets evolve.

Our development model is organized around a tiered framework defined by redundancy and resiliency, which informs both capital intensity and operating economics. At one end of the spectrum are highly resilient, mission-critical facilities designed to support HPC workloads, where uptime and redundancy are often critical and capital requirements are meaningfully higher. At the other end are data centers optimized for ASIC compute, where minimal redundancy, relatively low capital intensity, and rapid deployment can drive superior cost structures and faster time to cash flow.

Across this spectrum, we apply a first-principles approach to innovation, grounded in our vertically integrated platform spanning Power, Digital Infrastructure, and Compute. This end-to-end operating exposure gives us direct insight into the technical and commercial drivers of infrastructure performance, enabling us to design and deploy value-engineered solutions that reduce cost, improve efficiency, and enhance optionality across our asset base. As a result, innovation is not episodic or application-specific, but embedded in how we underwrite, design, and scale infrastructure.

Case study: Applying operational insight to data center performance and innovation

-
Highrise AI: Incubating and scaling an AI Cloud platform gave us first-hand visibility into the power density, cooling, networking, and uptime requirements of AI workloads, informing the design of a new AI-optimized data center infrastructure solution we co-developed with Vertiv for our River Bend campus.
-
Hut 8 Canada: Operating enterprise cloud and colocation data centers strengthened our understanding of contracted service delivery, SLAs, and the operational discipline required to support durable, investment-grade colocation revenue.
-
Power Generation: Owning and operating dispatchable generation assets deepened our expertise in power market dynamics, reliability, and operational control-capabilities that become increasingly important as behind-the-meter and bring-your-own-generation solutions gain relevance in large-load data center development.

Case study: Pioneering a new data center form factor for ASIC compute

At our Vega site, we pioneered a new data center form factor that challenges conventional assumptions about ASIC compute infrastructure and narrows the gap between ASIC and HPC data center architecture. Historically, data centers designed for ASIC compute relied on shelf-based deployments and forced-air cooling, making them suitable for ASIC compute but incompatible with workloads like HPC, which rely on rack-based deployments and, increasingly, liquid cooling. This architecture constrained infrastructure flexibility, limited potential applications, and left significant efficiency gains untapped. With our Vega project, we are disrupting this paradigm. The custom infrastructure we developed and engineered in-house for the project features high-density racks, direct-to-chip liquid cooling, and HVAC-supported air cooling. Inspired by traditional data center architecture but optimized for the economics and deployment speed of our agile ASIC compute infrastructure developments, this design enables Vega to support rack-based deployments of ASIC compute at densities of 180 kilowatts per rack, surpassing even the 120-kilowatt density required by NVIDIA’s latest Blackwell GPUs. And, despite these innovations, built Vega for an all-in cost of approximately $455,000 per megawatt, a fraction of traditional data center costs, and completed the initial energization of the site less than one year after acquiring it.

Case study: Developing and commercializing a next-generation ASIC miner

We partnered with BITMAIN Technologies Ltd. (“BITMAIN”), the world’s leading manufacturer of digital currency mining servers, to develop and launch the U3S21EXPH ASIC miner, an integral input in the design and commercialization of a new ASIC compute data center form factor. The U3S21EXPH was the first ASIC miner mass-commercialized by BITMAIN to feature direct liquid-to-chip cooling in a U form factor, allowing for high-density deployments of ASIC compute in the rack-based architecture we developed for Vega.

Case study: Energizing a greenfield ASIC compute data center with custom containers in 78 days

In Q1 2022, after acquiring 60 acres of land in West Texas, USBTC designed, developed, and energized Bravo, a 42 MW ASIC compute data center, in just 78 days at an all-in cost of approximately $350,000 per MW. This project was an early proof point of our innovation-driven approach. Rather than following the outsourced development model common among operators, we designed and built the site from the ground up, optimizing for speed, cost efficiency, and long-term performance. A key differentiator was our collaboration with a manufacturer to develop custom-modified containers engineered for the environmental conditions of West Texas, including extreme heat and dust exposure. These enhancements improved cooling, airflow, and operational efficiency, ultimately leading the manufacturer to mass-commercialize the design based on our innovations. Bravo established our internal benchmark for rapid, cost-effective infrastructure deployment, a standard we further advanced with our Salt Creek project, which we completed at an all-in cost of approximately $250,000 per MW.

Our Technology-Driven Operating Philosophy

Building on our deep infrastructure expertise, we operate with a technology-driven philosophy focused on optimizing the drivers of scale and returns. We implement scalable, data-driven processes that enhance the efficiency of our human capital, decrease operating expenses, and lower the marginal costs of expanding our operations. To support this approach, we have developed a proprietary software suite comprising three specialized applications (see Exhibit 5). Recognizing that energy costs represent a significant component of our overall cost structure, we have further embedded advanced data science capabilities within our Compute layer. This dedicated team develops server-level decision-making algorithms and profitability models that guide curtailment decisions, optimize energy consumption, and improve returns.

Exhibit 6: Our proprietary software suite

Application	Description	Key Functions
Operator	A front-end platform designed to optimize on-the-ground operations	– Delivers real-time operational visibility for onsite personnel – Supports inventory, asset, and work-order management – Streamlines daily task coordination and issue resolution
Overwatch	A back-end system designed to ensure data integrity and actionable intelligence	– Centralizes collection and analytics of all data displayed in Operator – Ensures data integrity and system observability – Provides actionable insights for performance optimization
Reactor	An infrastructure control solution designed to optimize energy consumption	– Automates curtailment control and demand response – Enables dynamic energy management and resource allocation – Integrates profitability modeling for optimized consumption decisions

Our Team

We aim to attract top talent and provide an environment where our teams are inspired to do their best work. We had 248 full-time employees in the United States and Canada as of December 31, 2025. We also hire part-time employees, temporary employees, or consultants as necessary, and we consider our relations with our employees to be good.

Competition

Driven by the proliferation of next-generation, energy-intensive technologies such as ASIC compute and HPC, demand for energy capacity continues to outpace supply. For example, HPC workloads require high-density infrastructure with capacity demands multiples greater than many legacy data centers can provide, while ASIC compute remains a competitive market that requires operational efficiency and low-cost energy at scale. At the same time, grid interconnection bottlenecks have further constrained access to power and digital infrastructure development, while supply chain disruptions and regulatory constraints have extended lead times for critical infrastructure, including GPUs, ASICs, turbines, generators, and transformers.

In this supply-constrained environment, we believe success depends on the ability to secure scarce assets like power, data center equipment, and customers. We compete with digital infrastructure developers and large-scale Bitcoin miners for access to powered land and key inputs for facility development, such as building materials, data center equipment, and skilled labor. Additionally, we compete with cloud services providers and digital infrastructure developers for customers and specialized hardware. Within ASIC Compute, we participate in mining pools that compete for block rewards. See “Risk Factors—Risks Related to Our Business and Operations—We may not be able to compete effectively against our current and future competitors.”

Nonetheless, we believe we have established a defensible competitive advantage through our power-first, innovation-driven strategy, which is underpinned by a power-native team with a deep understanding of power markets, an application-agnostic framework for digital infrastructure design, end-to-end greenfield development capabilities, and our ability to use ASIC compute infrastructure development to rapidly and cost-effectively secure and monetize power.

Customers and Partners

Through our Digital Infrastructure layer, we aim to support energy-intensive workloads such as AI and ASIC compute for third-party customers. We are advancing scaled AI infrastructure development at our River Bend campus in Louisiana, where Fluidstack is expected to serve as tenant and Google is expected to provide a financial backstop that covers the lease payments and related pass-through obligations for the 15-year base lease term. We also provide managed services and ASIC colocation services to American Bitcoin through our Power and Digital Infrastructure segments, respectively; because American Bitcoin is a consolidated subsidiary, revenue from these intercompany agreements is eliminated in consolidation. Through our Hut 8 Canada brand, we provide cloud and colocation services to customers across a range of industries, including technology, financial services, government, and media. As of December 31, 2025, Hut 8 Canada served more than 200 customers through our five enterprise-grade data centers in Canada.

At the corporate level, we actively pursue partnerships across five primary categories: (i) utilities and power market participants, (ii) energy developers and asset owners, (iii) digital infrastructure developers and operators, (iv) large-scale consumers of load capacity, including enterprise and institutional counterparties, and (v) capital providers that allow access to innovative, low cost of capital financing. Through these partnerships, we seek to leverage our expertise in power origination, grid interconnection, large-load site development, infrastructure commercialization, and corporate finance to accelerate development timelines, optimize capital deployment, and enhance risk-adjusted returns across the platform.

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

Regulatory Landscape

The laws and regulations applicable to our offerings are evolving and subject to interpretation and change. We operate in a complex and rapidly evolving regulatory environment and we are subject to a wide range of laws and regulations enacted by federal, state, provincial, and local governments, governmental agencies, and regulatory authorities, including the SEC, the Commodity Futures Trading Commission (“CFTC”), the Federal Trade Commission, and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”), as well as similar entities in Canada and other countries. Other regulatory bodies, governmental or semi-governmental, have shown an increased interest in companies operating energy-intensive technologies, including HPC and ASIC compute infrastructure. For example, the energy consumption and environmental impact of data center operations have received heightened regulatory scrutiny, and future regulations may emphasize energy efficiency, sustainability, and grid reliability.

As we expand into the development and operation of large-scale data centers supporting HPC and AI workloads and, through Highrise AI, the operation of our AI cloud, our facilities are becoming subject to an increasing number of laws, ordinances, and regulations. Regulators and policymakers are increasingly focused on the governance, ethical use, and potential misuse of AI systems and advanced computing technologies, as well as cybersecurity, data protection, export controls, and compliance obligations applicable to large-scale data center and HPC infrastructure. Furthermore, Bitcoin and other digital assets are subject to anti-fraud regulations under federal and state commodity and/or securities laws, and digital asset derivative instruments are regulated by the CFTC and SEC. Certain jurisdictions have developed, or are developing, regulatory requirements specifically for digital assets and companies that transact in them. Regulatory frameworks applicable to AI and large-scale computing infrastructure are similarly developing and may vary significantly across jurisdictions. Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our business, or when they will be effective.

As the regulatory and legal environment evolves, we may become subject to new laws and regulations, which may affect business model and operations. We are unable to predict the impact that any new standards, legislation, laws, or regulations may have on our business at the time of filing this Annual Report. For additional discussion regarding the potential risks existing and future regulations pose to our business, see “Risk Factors.”

Additional Information

Our principal executive offices are located at 1101 Brickell Avenue, Suite N-1500, Miami, FL 33131. We were incorporated in the State of Delaware on January 27, 2023 for the purposes of effecting the Business Combination.

Our website address is hut8.com and our investor relations website is located at hut8.com/investors. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available on our investor relations website free of charge as soon as reasonably practicable after they are filed with the SEC. The information contained on our website is not included in, nor incorporated by reference into, this Annual Report. Reports filed with the SEC also may be viewed at sec.gov.

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

In order to sustain our growth in certain of our existing and new markets, we may have to expand existing data centers, lease new facilities, or acquire suitable land, with or without structures, to build new data centers. Expansions or new builds are currently underway, or being contemplated, in new and existing markets. For example, we recently entered into a 15-year, 245 MW IT build to suit data center lease at our River Bend campus. The construction of such projects exposes us to many risks that could have an adverse effect on our business, financial condition, and results of operations, including:

●	construction delays, which may result in material consequences, including penalties or liquidated damages payable to our customers, reputational harm, or an inability to satisfy our customer obligations or financing requirements;
●	unexpected budget changes or cost overruns, which we may not be able to recover from our customers or which we may not have sufficient financing to cover;
●	supply chain and logistical issues, including tariff and inflationary pressures and a lack of availability, increased prices, delays in obtaining building supplies, raw materials, and equipment for data centers, and/or failure of our infrastructure and equipment suppliers to deliver infrastructure and equipment on time and in accordance with agreed upon specifications;
●	labor availability, labor disputes, work stoppages, and/or defaults by contractors, subcontractors, and other third parties, including any limitations on such third parties’ liability;
●	unanticipated environmental issues and geological problems;
●	permitting or regulatory hurdles, including permitting and approval delays;
●	the exercise of any step-in rights by a customer, lender, or other third party;
●	delays in site readiness, which may delay or otherwise impact the satisfaction of lease commencement conditions; and
●	unanticipated customer requirements that would necessitate alternative data center design, making our sites less desirable or leading to increased costs in order to make necessary modifications or retrofits.

We may experience liquidity constraints and may need to raise additional capital. We may be unable to raise the additional capital needed to operate and grow our business.

Liquidity risk is the risk that we will not be able to meet our financial obligations as they fall due. We currently settle our financial obligations out of cash and cash equivalents, including the net proceeds from the sale of common stock under our ATM program, and from any sales of Bitcoin. We have a planning and budgeting process to help determine the funds required to support our normal spending requirements on an ongoing basis and our expansionary plans. However, the capital required to operate our business and implement our growth initiatives is substantial. For example, the development of new data center campuses, including the River Bend campus, requires significant capital expenditures and long lead times before such projects may generate revenue, if at all. As a result, we expect to need to raise additional funds through equity or debt financings, which may be at the corporate level or the project level, in order to meet our operating and capital needs, fund our growth initiatives, and/or respond to competitive pressures or unanticipated working capital requirements.

Such financing may be secured by certain assets or cash flows, involve certain step-in, cure rights, or other remedies, impose certain financial maintenance covenants, operating covenants, or other limitations, or require certain guarantees or other credit enhancements, which may increase our overall risk exposure. Furthermore, we may be unable to secure such financing in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all. Market conditions, including interest rate increases, declining equity valuations, volatility in credit markets, or tightening lending standards, as well as other external events, including impacts on the market’s perception of data center operators and their tenants, including hyperscalers and neoclouds, may further limit our ability to raise capital on favorable terms. In addition, debt financings, whether at the corporate level or the project level, may bear interest at floating rates, which could increase our interest expense in rising interest rate environments, even if a portion of such exposure is hedged.

If we are unable to raise the additional capital needed to maintain our operations and execute on our growth initiatives, we may be unable to fulfill our customer and third-party obligations and may be less competitive in our industry such that our business, financial condition, and results of operations may suffer, and the market price for our securities may be materially and adversely affected. If we were to raise additional equity financing, our stockholders may experience significant dilution of their ownership interest, and the value of their investment could decline. Furthermore, if we were to raise additional debt financing, our debtors would likely have priority over holders of equity with respect to order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions, including terms that require us to maintain a specified level of liquidity or other balance sheet ratios that may restrict our business activities and ability to pursue certain growth opportunities and negatively impact our stockholders.

If we do not accurately predict our facility requirements, it could have a material adverse effect on our business, financial condition, and results of operations.

The costs of developing, leasing, operating, and maintaining our facilities may constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for our planned and existing projects while minimizing unnecessary excess capacity costs, we continuously evaluate our short- and long-term infrastructure requirements. There can be no assurance that we can accurately predict our short- and long-term facility requirements or that existing or future market demand will be sufficient to fully utilize the capacity we develop or secure.

In certain cases, we may develop or secure facility capacity in advance of obtaining customer commitments for all or a portion of such capacity. If we overestimate our facility requirements or the demand for our offerings and therefore secure excess capacity, our facilities may remain vacant or underutilized for extended periods. As a result, our operating margins could be materially reduced and we could experience operating losses, including due to fixed costs incurred regardless of utilization levels. In addition, we may be required to incur additional costs to reposition, retrofit, or otherwise market such capacity to attract customers. Conversely, if we underestimate our facility requirements, we may not be able to service our or our customers’ expanding needs, may be required to limit our growth opportunities or new customer acquisition, or we may lose existing or potential customers to competitors, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We face risks associated with the King Mountain JV and American Bitcoin, and may face similar risks in the future by entering into other joint ventures or launching or spinning out other consolidated businesses.

Joint ventures and majority-owned subsidiaries inherently involve operational, governance, and control risks that may differ from those associated with wholly owned operations, thereby potentially increasing the financial, legal, operational, regulatory, and/or compliance risks associated with them, and may require the diversion of financial and management resources from existing operations or alternative opportunities. We may be dependent on partners, other shareholders, management teams, or other persons or entities who control or influence the entity who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Furthermore, these individuals may receive access to our intellectual property and other resources, which introduces the risk of theft and/or exploitation.

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

In addition, although we consolidate American Bitcoin’s results of operations in our financial statements, the presence of minority shareholders, separate management teams, contractual arrangements, fiduciary responsibilities, and regulatory constraints, among other things, limits our control over its operations, governance, and strategic decisions. Conflicts of interest may arise between us and minority shareholders or other stakeholders, and the resolution of such conflicts may not be favorable to us. Further, as we are the majority owner of American Bitcoin’s capital stock, we are also exposed to risks associated with the actual or perceived value of that equity interest. The market price of American Bitcoin’s Class A common stock has been, and may continue to be, volatile and subject to significant fluctuations due to a variety of factors, including changes in Bitcoin prices, market sentiment toward digital asset-related businesses, operating performance, regulatory developments, capital structure, liquidity, and broader equity market conditions. The value of our equity ownership in American Bitcoin may decline significantly, which could result in impairment charges or other adverse impacts to our financial statements, and we may not be able to monetize our ownership interest on favorable terms, or at all. In addition, market perception of American Bitcoin, including investor sentiment, media coverage, or developments affecting its business or industry, may also influence investor perception of Hut 8 and could adversely affect the market price and trading volatility of our common stock. Our investment in American Bitcoin is also subject to the risks described in American Bitcoin’s filings with the SEC, including the risk factors set forth therein, which, if realized, could adversely affect the value of our ownership interest. Any such decline in value, increased volatility, or adverse market perception could have a material adverse effect on our business, financial condition, results of operations, reputation, brand, and liquidity.

Although we expect that our interest in our joint ventures and consolidated businesses will result in benefits to us, we may not realize those benefits. If we fail to address the foregoing risks or other problems encountered in connection with current or future joint ventures or consolidated businesses, it could have a material adverse effect on our business, financial condition, and results of operations.

We may acquire other businesses and/or assets or form strategic alliances or joint ventures that could negatively affect our operating results, dilute shareholder ownership, increase debt, or cause us to incur significant expenses.

We have previously engaged in strategic transactions, including completing the Business Combination and, more recently, launching and taking public American Bitcoin. As part of our growth strategy, in the future, we may pursue additional acquisitions of businesses and/or assets and/or enter into strategic alliances, joint ventures, or other strategic transactions. However, we cannot offer any assurance that any such strategic transaction will be successful. We may not be able to identify suitable partners or acquisition candidates and may not be able to complete such transactions on favorable terms, if at all. Any such strategic transaction also could result in the issuance of stock, incurrence of debt, contingent liabilities, write-offs of intangible assets or goodwill, restructuring and other related expenses, or litigation, any of which could have a negative impact on our business, financial condition, and results of operations. If we complete any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business. In addition, in the event that we acquire any existing businesses, we may assume unknown or contingent liabilities. Integration of an acquired company may also disrupt ongoing operations and carry substantial compliance burdens and costs, which may limit our ability to realize the anticipated benefits of such acquisitions, and which may require management resources that would otherwise be focused on developing and expanding our existing business. We may experience losses related to potential investments in other companies or other strategic transactions, which could materially and adversely affect our business, financial condition, and results of operations. Furthermore, the benefits of any acquisition, strategic alliance, joint venture or other strategic transaction may also take considerable time to develop, and we cannot be certain that any particular acquisition, strategic alliance, joint venture, or other strategic transaction will produce the intended benefits in a timely manner or to the extent anticipated or at all.

New offerings or lines of business may subject us to additional risks.

We are a growth stage company with a small management team and are subject to the strains of ongoing development and growth, which will place significant demands on our management and operational and financial infrastructure. To remain competitive with peers, we may need to modify aspects of our business model or we may implement new offerings or lines of business, from time to time. For example, we signed our first large scale single tenant AI data center lease and commenced construction of the site at our River Bend campus. There are substantial risks and uncertainties associated with the modification or augmentation of our business model, particularly in instances where the markets are not fully developed or where the operational requirements of new offerings or lines of business differ substantially from existing offerings or lines of business. We cannot offer any assurance that these or any other changes will be successful or will not result in harm to our business. In developing and marketing new offerings or lines of business or expanding our current offerings or lines of business, we may invest significant time and resources. Initial timetables for the introduction and development of new offerings or lines of business may not be achieved and profitability targets may not prove feasible. External factors, such as compliance with regulations, competition, and shifting market preferences, may also impact the successful implementation of a new offering or line of business.

In addition, our personnel and technology systems may fail to adapt to the changes or we may fail to effectively integrate new offerings or lines of business into our existing operations and we may lack experience in managing new offerings or lines of business. We may also be unable to proceed with the operations as planned or compete effectively due to different competitive landscapes. Even if we expand our businesses into new jurisdictions or areas, the expansion may not yield intended profitable results. Furthermore, any new offering or line of business could have a significant impact on the effectiveness of our internal control system. Failure to successfully manage these risks in the development and implementation of new offerings or lines of business could have a material adverse effect on our business, financial condition, and results of operations. Finally, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in a market. As a result, we may not capture those potential opportunities or such opportunities may be taken by our competitors. Such circumstances could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Business and Operations

Failure of critical systems related to our offerings and/or infrastructure could have a material adverse effect on our business, financial condition, and results of operations.

The critical systems related to our offerings and infrastructure are subject to failure. Failure of any of our critical systems, including a breakdown in critical plant, equipment or services, routers, switches or other equipment, power supplies, or network connectivity, whether or not within our control, could result in service interruptions to us or our customers and/or damage to equipment, which could significantly disrupt the normal business operations of our customers, harm our reputation, reduce our revenue, and subject us to liability claims. The destruction or severe impairment of any of the facilities operated by us could result in significant downtime. For certain of our business lines, our ability to attract and retain customers depends on our ability to provide a reliable service, so even minor interruptions in service could harm our reputation and negatively impact our business, financial condition, and results of operations.

Our infrastructure and offerings are subject to temporary or permanent interruption by factors that include but are not limited to:

●	failure by us or our suppliers to provide adequate service or maintain equipment;
●	equipment failure, power loss, network connectivity downtime, fiber cuts, or plant downtimes;
●	human error and accidents, including manmade disasters;
●	theft, sabotage, and vandalism;
●	service interruptions resulting from server relocation;
●	physical and cybersecurity breaches, including security breaches of infrastructure;
●	improper or inadequate building maintenance;
●	the presence of construction or repair defects or other structural or building damage;
●	animal incursions;
●	fire, earthquake, hurricane, tornado, flood, winter storms, severe weather events, and other natural disasters, including as a result of climate change;
●	water damage;
●	public health emergencies; and
●	terrorism.

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

Our operations require significant amounts of electrical power and our business, financial condition, and results of operations may be impacted by the unavailability of power and/or price fluctuations in the power market. Market prices for power, capacity, and other ancillary services are unpredictable and tend to fluctuate substantially. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. Power availability and prices may also be materially impacted by other factors outside of our control, including:

●	changes in generation capacity in our markets, including changes in the supply of power as a result of the development of new plants, expansion, reduction, or retirement of existing plants, the continued operation of uneconomic power plants due to government subsidies, or additional or reduced transmission capacity;
●	environmental regulations and legislation;
●	electric supply disruptions, including plant outages and transmission disruptions;
●	changes in power transmission infrastructure;
●	changes in commodity prices and the supply of commodities, including natural gas, coal, and oil;
●	fuel transportation capacity constraints or inefficiencies;
●	development of new fuels, new technologies, and new forms of competition for the production of power;
●	changes in law, including judicial decisions;
●	weather conditions, such as extreme weather and seasonal fluctuations, including the effects of climate change;
●	changes in the demand for power or in patterns of power usage;
●	economic and political conditions;
●	supply chain disruption of electrical components needed to transmit energy;
●	availability of competitively priced alternative energy sources;
●	ability to procure satisfactory levels of inventory; and
●	changes in capacity prices and capacity markets.

Such factors and the associated fluctuations in power availability and prices could affect the cost, reliability, and availability of power supply for our operations.

As part of our growth strategy, we pursue a “power first” approach to site development, under which we prioritize identifying and securing access to sufficient and reliable power before committing significant capital to the development or expansion of data center or ASIC compute sites. This approach includes evaluating power availability, grid capacity, interconnection feasibility, permitting requirements, expected timelines, and the commercial terms under which power may be obtained. However, there is significant competition for suitable locations with access to power and the existence of a power pipeline or preliminary arrangements does not guarantee that power will ultimately be delivered on the anticipated timeline, in the expected quantities, on commercially acceptable terms, or at all. Delays or failures in securing interconnection approvals, completing grid upgrades, satisfying regulatory or utility requirements, or finalizing definitive power arrangements could limit our ability to develop sites as planned, increase costs, or result in projects being delayed, scaled back, or abandoned. For example, in many markets, the requirements to secure access to power have become increasingly onerous and may include substantial security obligations, such as large deposits, letters of credit, minimum payment commitments, or other financial assurances, which may be required before power is delivered or before a facility is developed or occupied. In certain cases, we may be required to make such commitments before securing a customer or entering into revenue-generating agreements, which could expose us to increased financial risk if expected customer demand does not materialize.

Furthermore, there can be no assurance that power suppliers will service our facilities or that once we have entered into a power purchase agreement, such supplier will continue to provide us with power for any period of time, which may delay or otherwise impact the satisfaction of lease conditions. Power purchase agreements may be terminated or delayed, or we may lose access to power under certain other circumstances, including as a result of re-studies or other regulatory or utility-driven processes, and we may not be able to find an adequate replacement at a reasonable cost, or at all, especially in light of the limited availability of power and grid constraints in many markets.

Our reliance on power grids subjects us to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems, disruptions of fuel supply, and performance below expected levels. These events may impact our ability to conduct our businesses efficiently and lead to increased costs, expenses, or losses. Although we maintain limited backup power at certain sites, it may not be feasible to run our operations on back-up power generators in the event of a restriction on electricity or a power outage. Planned or unplanned outages at the power grids that we rely on may require us to purchase power at then-current market prices, either to continue our operations or satisfy our commitments, which could be expensive and therefore have a material impact on the cost structure of our operations. To the extent we are unable to receive or provide adequate power supply and are forced to reduce or cease our operations due to the unavailability or high cost of electrical power, our business, financial condition, and results of operations would be adversely affected.

For example, our customer lease agreements for data centers typically include specific power delivery requirements and lease commencement conditions. If sufficient power is not available at or prior to lease commencement, we may be unable to satisfy such conditions, which could delay the commencement of leases, defer or eliminate expected revenues, or result in the termination of customer agreements. In addition, unavailability of contracted levels of power or power-related services during the term of a lease may constitute a breach of customer agreements in certain circumstances and could give rise to termination rights, damages, or other contractual remedies, any of which could adversely affect our business, financial condition, and results of operations.

Our ASIC compute operations, conducted mainly through American Bitcoin, are also highly dependent on the availability and cost of power. ASIC compute profitability is directly impacted by power costs and availability. Reductions in power availability or increases in power prices may require us to curtail operations, either voluntarily or through our agreements with utility providers. We may also encounter other situations where utilities or government entities restrict or prohibit the provision of electricity to ASIC compute operations. In these cases, our and American Bitcoin’s ability to mine Bitcoin may be negatively affected.

We may not be able to attract, retain, or expand relationships with customers across our platform.

As we look to expand our large-scale data center development, we expect to generate a significant portion of our revenue from a limited number of customers. For example, we recently entered into a 15-year, 245 MW IT lease at our River Bend campus valued at $7.0 billion over the base term and up to $17.7 billion if all renewal options are exercised. However, there can be no assurances that we will be able to attract or retain such customers across our platform on favorable terms, or at all. Our success in doing so is impacted by a variety of factors, including:

●	macroeconomic conditions and demand trends in the industries we serve;
●	our ability to provide offerings or launch new offerings that meet the needs of existing or potential customers;
●	our ability to effectively market our brand and our offerings to potential customers and price our offerings attractively;
●	our competitive position in the market relative to alternative offerings, including customers electing to build or operate facilities internally; and
●	our ability to meet customers’ ongoing and evolving program qualification standards based on a range of factors, including delivery schedules, power availability requirements, preferred site design specifications, security considerations, and connectivity.

Furthermore, any event leading to the early termination of a customer contract, including customer bankruptcy or force majeure events that disrupt facility operations or damage customer infrastructure, could result in the loss of revenue associated with those contracts. In addition, customer contracts for large-scale data center developments typically include termination rights that may be triggered by specified events or breaches. For example, our lease agreement for the River Bend data center campus provides the customer with certain termination rights, including in connection with certain breaches of the lease or power contract, casualty events, or other circumstances beyond our control. If a customer were to exercise termination rights under such an agreement, we could lose a significant source of expected revenue and may be required to incur additional costs to remarket or redevelop the affected facility. If we were unable to offset lost revenue, it could have a material adverse effect on our business, financial condition, and results of operations.

Our operations and growth may be adversely affected by geographic concentration and market-specific conditions.

Our results of operations and growth prospects may be disproportionately affected by conditions in the specific geographic markets in which our facilities are located or under development. While we operate across multiple locations, a significant portion of our data center capacity, capital investments, and development activities are presently concentrated in Texas and Louisiana, which increases our exposure to geographic and market-specific risks. Conditions in these and other markets may vary materially, including with respect to local demand and competing supply, permitting and zoning requirements, utility and grid practices, power availability, labor conditions, regulatory requirements, environmental or community considerations, and exposure to extreme weather or other natural events. Adverse developments arising from any of these geographic and market-specific factors could delay projects, increase costs, limit available capacity, reduce utilization, or adversely affect pricing and margins, which could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to compete effectively against our current and future competitors.

The industries in which we operate are highly competitive and continuously evolving. We expect competition to further intensify as existing and new competitors introduce new offerings or enhance existing offerings and as the industries that we operate in continue to grow. As we continue to expand in our existing markets and enter new markets, we compete against an increasing number of companies operating, both within North America and abroad, that may be more established or have greater financial and other resources and/or expertise.

Driven by the proliferation of next-generation, energy-intensive technologies such as ASIC compute and HPC, demand for energy capacity continues to outpace supply. For example, HPC workloads require high-density infrastructure with capacity demands multiples greater than many legacy data centers can provide, while ASIC compute remains a competitive market that requires operational efficiency and low-cost energy at scale. At the same time, grid interconnection bottlenecks have further constrained access to power and digital infrastructure development, while supply chain disruptions and regulatory constraints have extended lead times for critical infrastructure, including GPUs, ASICs, turbines, generators, and transformers.

In this evolving landscape, we compete directly with cloud services providers, digital infrastructure developers, and large-scale Bitcoin miners. The nature of competition varies across the layers of our platform:

●	Power: We compete primarily for access to powered land.
●	Digital Infrastructure: We compete primarily for customers, as well as key inputs for facility development, including building materials, data center equipment, and skilled labor.
●	Compute: We compete primarily for customers, specialized hardware, and Bitcoin rewards, including through our Hut 8 Canada, American Bitcoin, and Highrise AI brands.

Taken as a whole, we believe success depends on the ability to secure, monetize, and optimize power capacity at scale. We believe we have established a defensible competitive advantage through our power-first, innovation-driven strategy, which is underpinned by a power-native team with deep access to power markets, an application-agnostic framework for digital infrastructure design, end-to-end greenfield development capabilities, and our ability to use ASIC compute infrastructure development to rapidly and cost-effectively secure and monetize power. However, these factors might not provide the competitive advantage we anticipate, or if they do, such competitive advantage might not endure. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition, and results of operations could be adversely affected.

Some of our infrastructure is located on leased premises and the termination or higher renewal rate of our leases could materially adversely affect our business, financial condition, and results of operations.

Some of our infrastructure is located on leased premises and there can be no assurance that we will remain in compliance with our leases, that our landlord will continue to support our operations, or that our leases will not be terminated despite negotiation for long term lease periods and renewal provisions. When the initial terms of our existing leases expire, in some instances, we have the right to extend the terms of our leases for one or more renewal periods. Upon the end of our initial term or, if applicable, the renewal periods, we would have to renegotiate our lease terms with the applicable landlords. If renewal rates are less favorable than those we currently have, we may be required to increase revenues to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs could adversely impact our operating income. We may also not be able to renew such leases at all. The termination of a lease could have a material adverse effect on our business, financial condition, and results of operations.

We are required to obtain, maintain, and comply with the terms and conditions of government permits and approvals.

We are required to obtain, maintain, and comply with the terms and conditions of numerous permits, approvals, and licenses from federal, state, provincial, and local governmental agencies. The process of obtaining and renewing necessary permits and licenses can be lengthy and complex and can result in the establishment of conditions that make the project or activity for which the permit or license was sought unprofitable or otherwise unattractive. In addition, the permitting and approval process may be influenced by public input, community organizations, advocacy groups, or other local or regional stakeholders, as well as broader social, environmental, or political movements, which may increase scrutiny, result in additional conditions, delays, or challenges, or lead to opposition to our projects. Furthermore, such permits or licenses may be subject to denial, revocation, or modification under various circumstances and may be impacted by legal and regulatory changes. Failure to obtain or comply with the conditions of permits or licenses, or failure to comply with applicable laws or regulations, may result in the delay or temporary suspension of our development or operations, which could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.

Our operations are subject to many hazards and operational risks inherent to our business, including:

●	general business risks;
●	the presence of construction or repair defects or other structural or building damage;
●	operating large and often hazardous pieces of equipment;
●	any noncompliance with or liabilities under applicable environmental, health, or safety regulations, or requirements or building permit requirements;
●	any damage resulting from severe weather events, such as droughts, wildfires, flooding, heat waves, hurricanes, winter storms, and other natural or manmade disasters; and
●	claims by employees, contractors, customers, or the general public as a result of exposure to potentially dangerous environments at or near our operations.

The measures we take to protect against these risks may not be sufficient. For example, we maintain certain disaster recovery and business continuity plans that would be implemented in the event of severe weather events that interrupt our operations. While these plans are designed to allow us to recover from natural disasters or other events that can interrupt our business, we cannot be certain that our plans will work as intended to mitigate the impacts of such disasters or events. Failure to prevent impact from such events on our or our customers’ operations could adversely affect our business, financial condition, and results of operations.

We maintain an amount of insurance protection that we consider adequate, but we cannot provide any assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject and, even if we do have insurance coverage for a particular circumstance, we may be subject to a large deductible and maximum cap. We carry liability, property, business interruption, construction-related, and other insurance policies to cover certain insurable risks to our company. We select the types of insurance, the limits, and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit, and general industry standards. Our insurance policies contain certain industry standard exclusions for events such as war and nuclear disasters. A successful claim for which we are not fully insured could materially harm our business, financial condition, and results of operations. For example, we are currently party to a securities class action claim. To the extent that we are unsuccessful in defending against this claim, we may owe an amount in excess of our insurance coverage, which could have a material adverse effect on our business, financial condition, and results of operations. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.

We may be exposed to cybersecurity threats and breaches.

Threats to network and data security are increasingly diverse and sophisticated, such that security breaches, computer malware, and computer hacking attacks have been an increasing concern. Despite our efforts and processes in place to prevent them, our computer servers and systems may be vulnerable to cybersecurity risks, including denial-of-service attacks, physical or electronic break-ins, social engineering attacks, including phishing and business email compromise, employee theft or misuse and similar disruptions from unauthorized tampering. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented.

Recent developments in the cyber threat landscape include use of AI and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with the potential for higher ransom demand amounts and increasing sophistication, using a variety of ransomware techniques and methodology. Further, any adoption of AI by us or by third parties may pose new security challenges. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate the proprietary or sensitive information of us, our customers, or our employees, or cause interruptions or malfunctions in our operations or our customers’ operations.

We also may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by cyber breaches in our physical or virtual security systems. The cybersecurity regulatory landscape continues to evolve and compliance with the proposed reporting requirements could further complicate our ability to resolve cyberattacks. Although we maintain insurance coverage for certain cyber risks, such coverage may be unavailable or insufficient to cover our losses. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation, and increases in our security costs, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, we hold our Bitcoin with third-party custodians. If our custodians are exposed to a cyberattack or breach, we may temporarily or permanently lose access to some or all of our Bitcoin, which would have a material adverse effect on our business, financial condition, and results of operations. See “Risks Related to Bitcoin—We may be subject to additional risks associated with holding Bitcoin for our and American Bitcoin’s account.” The cybersecurity regulatory landscape continues to evolve and compliance with the proposed reporting requirements could further complicate our ability to resolve cyberattacks. Although we maintain insurance coverage for certain cyber risks, such coverage may be unavailable or insufficient to cover our losses.

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

Our business may be heavily impacted by political, social, economic, and other events and circumstances in the United States, Canada, or elsewhere.

Our business may be heavily impacted by political, social, economic, and other events and circumstances in the United States, Canada or elsewhere. These include natural disasters, pandemics (like the COVID-19 pandemic), political tensions, acts of terrorism, hostilities or the perception that hostilities may be imminent, military conflicts and acts of war (such as the Russia-Ukraine conflict) and related responses, including sanctions or other restrictive actions. In addition, shifts in political leadership, policy priorities, broader public sentiment relating to political matters, and any actual or perceived associations of our Company or certain of our business partners or affiliates with prominent political figures may, from time to time, subject us to heightened scrutiny, reputational risk, or adverse reactions from customers, investors, regulators, or other stakeholders. Further, interest rate fluctuations, inflationary issues and associated changes in monetary policy or potential economic recession, commodity prices, legislative and regulatory changes, foreign currency fluctuations, international tariffs, fluctuations in capital markets, and broad trends in industry and finance may also adversely affect our business. For example, equipment necessary for our operations and our offerings is manufactured in large part outside of the United States. There is currently significant uncertainty about the future relationship between the United States and other regions, including Canada, Mexico, China, the European Union, and others, with respect to trade policies, treaties, tariffs, and taxes. These events and circumstances are largely outside of our influence and control and, while the impact of such events or circumstances is not presently known, any of them could adversely affect our business, financial condition, and results of operations. See “Risks Related to Certain Regulations and Laws, Including Tax Laws—Our operations are subject to various regulatory, governmental, and technological uncertainties.”

We operate in the United States and Canada and may further expand our operations internationally, which may expose us to risks associated with doing business internationally.

We currently operate in the United States and Canada and may further expand our operations internationally. We also engage with third parties outside of the United States. As a result, we are and may become increasingly exposed to risks inherent in conducting business outside of the United States. These risks include the following:

●	adverse changes in foreign currency exchange rates;
●	increased difficulty in protecting our intellectual property rights and trade secrets, including litigation costs and the outcome of such litigation in jurisdictions outside the United States;
●	increased exposure to events that could impair our ability to operate internationally with third parties such as problems with such third parties’ operations, finances, insolvency, labor relations, manufacturing capabilities, costs, insurance, natural disasters, public health emergencies, or other catastrophic events;
●	unexpected legal or government action or changes in legal or regulatory requirements;
●	difficulties in managing, growing, and staffing international operations;
●	social, economic, or political instability;
●	potential negative consequences from changes to taxation or tariff policies;
●	challenges to the transfer pricing of cross-border intercompany transactions;
●	increased difficulty in ensuring compliance by employees, agents, and contractors with our policies as well as with the laws of multiple jurisdictions, including international environmental, health, and safety laws and increasingly complex regulations relating to the conduct of international commerce, including import/export laws and regulations, economic sanctions laws and regulations, and trade control; and
●	increased exposure to cybersecurity risks in foreign jurisdictions.

Our failure to successfully manage these risks could harm our operations and growth opportunities internationally. We may also incur significant expenses as a result of our international operations and potential expansion, and we may not be successful in converting those expenditures into increased profitability. For example, our functional currency is the U.S. dollar and most purchases are transacted in U.S. dollars; however, our Canadian operations use Canadian dollars as their functional currency, we incur costs in Canadian dollars, and we hold cash balances in Canadian dollars. We currently do not hedge our foreign exchange risk and as a result, we are, and may increasingly become, exposed to fluctuations in currency exchange rates, which could negatively affect our business, financial condition and results of operations.

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

We also depend on the talents and efforts of highly skilled technical individuals. Our success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled technical personnel for all areas of our business. Competition in our industry for qualified technical employees is intense, and the availability of qualified technical personnel is not guaranteed or may be costly to hire. We cannot assure you that we will be able to attract or retain the personnel we require. If we are unable to identify, hire, develop, motivate, and retain such personnel, it could have a material adverse effect on our business, financial condition, and results of operations.

The pace of technological change continues to accelerate, and our inability to adapt to rapidly evolving technologies and price dynamics could adversely affect our competitiveness and results of operations.

The pace of technological change is accelerating, and the continued creation, development, and advancement of new technologies, such as AI, quantum computing, data analytics, data storage, and other emerging technologies, are transforming the industries in which we operate. These industries are characterized by rapid technological changes, new product introductions, enhancements, evolving industry standards, and price fluctuations. In order to remain competitive, we must continue to stay abreast of technological developments, invest in and deploy new hardware, equipment, and systems, require our employees to continuously learn and adapt, and integrate new technologies into our existing and future business models.

New technologies, techniques, or offerings may emerge that provide superior performance, efficiency, or cost advantages compared to the technologies we currently utilize, and we may be required to manage complex and costly transitions to such technologies to remain competitive. There can be no assurance that we will be successful, either generally or relative to our competitors, in implementing new technologies in a timely or cost-effective manner, or at all. The implementation of new technologies may result in system interruptions, failures, or operational inefficiencies, and there can be no assurance that we will realize the anticipated benefits of such investments, if any.

In addition, increased use of emerging technologies, including AI, may expose us to social, ethical, regulatory, and reputational risks, including potential liability. We must also compete for and retain skilled personnel with expertise in these technologies, including through workforce upskilling, in an increasingly competitive labor market. If we fail to effectively respond to technological change, evolving pricing dynamics, or competitive pressures, our business, financial condition, and results of operations could be materially adversely affected.

We are a growth-stage company with an evolving business model and strategy.

We are a growth-stage company currently and although we have achieved profitable quarters in the past, we have not maintained consistent profitability from period to period, and no assurances can be made that we will achieve consistent profitability in the near future, if ever. As a result of our growth-stage profile, our operating results may fluctuate significantly from quarter to quarter due to the timing of capital expenditures, expansion initiatives, market conditions, and other factors inherent in scaling our business. Accordingly, you should consider our business prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by growth-stage companies. Potential investors should carefully consider the risks and uncertainties that growth-stage company will face, including the risk that we may be unable to successfully implement or execute our evolving business plan, adjust to changing conditions, keep pace with increased demand, or raise sufficient funds to effectuate our business plan.

We face risks associated with our current indebtedness, and our failure to service debt or remain in compliance with certain covenants may have a material adverse effect on our business, financial condition, and results of operations.

We and certain of our subsidiaries are party to various arrangements with lenders as described in more detail in this Annual Report, and we may become party to additional debt financing arrangements in the future. As of December 31, 2025, we had approximately $411.1 million of outstanding debt. Our level of indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. In addition, the increased amount of liquidity and capital required to pay interest on our indebtedness could reduce funds available for capital expenditures, growth initiatives and other activities, which may create competitive disadvantages for us relative to other companies with lower debt levels.

Agreements governing our current debt obligations, and any debt we may incur in the future, may contain financial covenants and covenants that restrict our and our subsidiaries’ ability to take certain corporate and operational actions. As a result of these covenants, we can be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Any violation by us of any of these covenants could provide the lender with the ability to accelerate the maturity of the indebtedness and exercise a variety of remedies, including foreclosing on any collateral securing the debt.

Risks Related to Bitcoin, Including ASIC Compute

We and our consolidated subsidiary, American Bitcoin, are highly concentrated in Bitcoin. Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin have in the past influenced, and are likely to continue to influence, our business, financial condition, and results of operations and the market price of our common stock.

Currently, our investments are highly concentrated in Bitcoin, including through the Bitcoin held in our strategic reserve and through our consolidated subsidiary, American Bitcoin, which is a Bitcoin accumulation platform with its own strategic Bitcoin reserve. We also generate revenue from Bitcoin rewards that are earned through mining in our facilities, primarily by American Bitcoin. American Bitcoin also acquires additional Bitcoin through at-market purchases and strategic transactions to build its Bitcoin reserve. However, Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin have in the past influenced, and are likely to continue to influence, our and American Bitcoin’s business, financial condition, and results of operations and the market price of our common stock and American Bitcoin’s Class A common stock. Our and American Bitcoin’s business, financial condition, and results of operations and the market price of our common stock and American Bitcoin’s Class A common stock may be adversely affected if the price of Bitcoin decreased substantially, including as a result of:

●	decreased user and investor confidence in Bitcoin, including due to the various factors described herein;
●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, Bitcoin miners, and investors, (ii) actual or expected significant dispositions of Bitcoin by large holders, including vehicles investing in Bitcoin or tracking Bitcoin markets, and (iii) actual or perceived manipulation of the spot or derivative markets for Bitcoin or spot Bitcoin exchange-traded products (“ETPs”);

●	negative publicity, media coverage, or sentiment due to events in or relating to, or perception of, Bitcoin or the broader digital assets industry, for example, (i) public perception that Bitcoin can be used as a vehicle to circumvent sanctions or to fund criminal or terrorist activities; (ii) expected or pending civil, criminal, regulatory enforcement, or other high profile actions against major participants in the Bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of ASIC compute and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the ASIC compute process;
●	changes in consumer preferences and the perceived value or prospects of Bitcoin;
●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for Bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of Bitcoin or adversely affect investor confidence in digital assets generally;
●	disruptions, failures, unavailability, or interruptions in service of Bitcoin exchanges;
●	cyber theft of Bitcoin from online wallet providers, or news of such theft from such providers or from individuals’ online wallets;
●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, exchanges, lending platforms, investment funds, or other digital asset industry participants;
●	regulatory, legislative, enforcement, and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality, or public perception of Bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, exchanges, lending platforms, or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	further reductions in mining rewards of Bitcoin, including block reward halving events;
●	increases in the costs associated with ASIC compute, including increases in electricity costs and hardware and software used in mining, that may cause a decline in support for the Bitcoin network;
●	scaling challenges, including transaction congestion or slow settlement times and higher transaction fees, associated with processing transactions on the Bitcoin network;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
●	developments in mathematics or technology, including in digital computing, algebraic geometry ,and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and
●	changes in national and international economic and political conditions.

In addition, we and American Bitcoin have adopted ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires us and American Bitcoin to measure our Bitcoin holdings at fair value in our balance sheets, with gains and losses in the fair value of our Bitcoin recognized in net income for each reporting period. Therefore, volatility and fluctuations in the price of Bitcoin has caused, and may in the future cause, our and American Bitcoin’s quarterly results to fluctuate significantly, which could have an adverse effect on our and American Bitcoin’s financial results and the value of our  and American Bitcoin’s securities.

We may be subject to additional risks associated with holding Bitcoin for our and American Bitcoin’s account.

The Bitcoin we hold and that our consolidated subsidiary, American Bitcoin, holds, are not insured and or held at a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Therefore, such Bitcoin are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. Instead, we and American Bitcoin safeguard and keep our Bitcoin private by utilizing storage solutions provided by custodians, including NYDIG Trust Company LLC (“NYDIG”), BitGo Trust Company Inc. (“BitGo”), and Coinbase Custody Trust Company, LLC (“Coinbase Custody”), and may also temporarily store Bitcoin on digital asset trading platforms or pledge Bitcoin to counterparties in connection with commercial arrangements.

Although our and American Bitcoin’s custodians, digital asset trading platforms, counterparties, and other third-party providers employ various security measures to mitigate the risk of loss, damage, or theft, neither they nor we can guarantee that such events will not occur, whether as a result of cyberattacks, malicious activity, computer or human error, natural disasters, terrorist acts, or other events. Digital asset trading platforms and counterparties have experienced hacks, security breaches, insolvencies, and operational failures in the past, including instances where platforms were undercapitalized or over-exposed, such as FTX, and may lack adequate insurance or otherwise be unable or unwilling to compensate us or American Bitcoin for losses. In addition, malicious actors may be able to intercept or divert our or American Bitcoin’s Bitcoin during transactions, transfers, or pledging activities. Given the significant amount of Bitcoin we and American Bitcoin hold and expect to continue to hold, any actual or perceived loss, whether temporary or permanent, could adversely affect our and American Bitcoin’s business, financial condition, and results of operations. Furthermore, as Bitcoin transactions are generally irreversible, any Bitcoin that is stolen, lost, or incorrectly transferred may be irretrievable, leaving us or American Bitcoin with limited or no effective means of recovery.

Bitcoin may only be controlled by the possessor of both the unique public key and private key relating to the digital wallet in which such Bitcoin are held. While we and American Bitcoin rely on third-party providers to safeguard private keys, to the extent a private key is lost, destroyed, or otherwise compromised and no backup is accessible, we or American Bitcoin will be unable to access the related Bitcoin, and such private key cannot be restored by the Bitcoin network. Any loss of private keys relating to digital wallets used to store our or American Bitcoin’s Bitcoin could adversely affect our and American Bitcoin’s business, financial condition, and results of operations.

We and American Bitcoin also face credit and counterparty risk in connection with custodied, stored, or pledged Bitcoin. For example, we currently pledge Bitcoin to Coinbase in connection with our Coinbase credit facility and American Bitcoin currently pledges Bitcoin to BITMAIN in connection with the purchase of mining equipment. Our and American Bitcoin’s ability to monitor the financial condition and operational stability of counterparties such as Coinbase and BITMAIN is limited, and any recovery efforts could be time-consuming, costly, and uncertain. If any such counterparty were to fail to perform its obligations, experience financial distress, or become subject to insolvency or bankruptcy proceedings, we or American Bitcoin could face delays in, or losses associated with, the recovery of our or American Bitcoin custodied, stored, or pledged Bitcoin, which could have a material adverse effect on our and American Bitcoin’s business, financial condition, and results of operations.

Although we and American Bitcoin believe that existing law and the terms and conditions of our custodial arrangements would not result in Bitcoin held by our custodians being considered part of a custodian’s bankruptcy estate, applicable insolvency law is not fully developed with respect to digital assets held in custodial accounts. If our or American Bitcoin’s custodially held Bitcoin were nevertheless considered property of a bankruptcy estate, we or American Bitcoin could be treated as a general unsecured creditor, which could inhibit our or American Bitcoin’s ability to exercise ownership rights with respect to such Bitcoin and have a material adverse effect on our and American Bitcoin’s business, financial condition and results of operations.

We may be subject to risks associated with holding World Liberty Financial, Inc. tokens.

In addition to Bitcoin, we have acquired 100 million World Liberty Financial, Inc. tokens (the “WLFI Tokens”), which are subject to many of the same risks applicable to Bitcoin and other digital assets, including price volatility, limited liquidity, regulatory uncertainty, technological risks, cybersecurity risks, and changes in market sentiment. Unlike Bitcoin, our WLFI Tokens are subject to an indefinite lock-up, with a minimum of twelve months from the purchase date, and may not be freely transferable. The WLFI Tokens are also subject to the governance procedures of the World Liberty Financial, Inc. protocol, which may be amended or administered in the discretion of World Liberty Financial, Inc. or its affiliates. As a result, we may have limited ability to influence decisions affecting the WLFI Tokens or its underlying protocol, and the value, utility, or transferability of the WLFI Tokens could be adversely affected by governance actions or other decisions beyond our control.

From time to time, we have entered, and we and American Bitcoin may continue to enter, into certain hedging transactions to generate income and partially offset volatility in Bitcoin prices, which may expose us and American Bitcoin to risks associated with such transactions.

From time to time, we have entered, and we and American Bitcoin may continue to enter, into certain hedging transactions, which may expose us or American Bitcoin to various risks, including counterparty risk. Hedging transactions may limit the opportunity for gains or result in realized losses, margin requirements, or liquidity constraints. For example, selling call options does not protect us from declines in the price of Bitcoin and may require us to deliver Bitcoin at a predetermined strike price if the market price exceeds such strike price, capping our participation in Bitcoin price appreciation above the applicable strike price. Moreover, it may not be possible to hedge against a particular fluctuation that is so generally anticipated by the markets that a hedging transaction at an acceptable price is unavailable. In light of these and other factors, we or American Bitcoin may not be successful in mitigating our exposure to volatile Bitcoin prices through any hedging transactions we or American Bitcoin undertake.

If our consolidated subsidiary, American Bitcoin, fails to grow its hashrate, it may be unable to compete, and our and American Bitcoin’s business, financial condition, and results of operations could suffer.

Generally, a Bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a Bitcoin reward is a function of the miner’s hashrate (i.e., the amount of computing power devoted to supporting the Bitcoin blockchain), relative to the global network hashrate. As demand for Bitcoin has increased, the global network hashrate has increased, and to the extent more adoption of Bitcoin occurs, we would expect the demand for Bitcoin would increase, drawing more mining companies into the industry and further increasing the global network hashrate. As new and more powerful miners are deployed, the global network hashrate will continue to increase, meaning a miner’s percentage of the total daily rewards will decline unless it deploys additional hashrate at pace with the growth of global hashrate. Accordingly, to compete, we believe that American Bitcoin will need to continue to acquire new miners, both to replace those lost to ordinary wear-and-tear and other damage, and to increase hashrate to keep up with a growing global network hashrate. However, there can be no assurance that American Bitcoin will have the resources to acquire new miners and increase hashrate in order to maintain the profitability of its mining operations. See “—We may be unable to purchase miners at scale or face delays or difficulty in obtaining new miners at scale.”

Furthermore, predicting the growth in network hashrate is extremely difficult. Generally, we would expect hashrate increases to be correlated with increases in Bitcoin price, but that has not always been the case, including recently during 2022 and 2023. To the extent that hashrate increases but the price of Bitcoin does not, there can be no assurance that American Bitcoin would be able to recover its investment in the hardware and processing power required to expand or upgrade its mining operations, and the results of our ASIC compute operations will suffer.

Our consolidated subsidiary, American Bitcoin, may be unable to purchase miners at scale or face delays or difficulty in obtaining new miners at scale.

The ASIC compute operations mainly conducted through our consolidated subsidiary, American Bitcoin, can only be profitable if the costs, inclusive of hardware and electricity costs, associated with mining Bitcoin are lower than the price of the Bitcoin mined at the time of sale. As the cost of obtaining new miners increases, the cost of producing Bitcoin also increases. For example, miners experience ordinary wear-and-tear from operation and may also face more significant malfunctions caused by factors which may be beyond American Bitcoin’s control. Additionally, as technology evolves, American Bitcoin may acquire newer models of miners to remain competitive in the market. The continual upgrade and refresh of mining machines requires substantial capital investment, and American Bitcoin may face challenges in doing so on a timely basis based on the price and availability of new miners and its access to adequate capital resources.

In the past, we have observed periods of shortage in new miners available for purchase and a delay in delivery schedules for new miner purchases. There is no assurance that miner manufacturers or any other equipment manufacturers will be able to keep pace with potential surges in demand for mining equipment. It is uncertain how manufacturers will respond to increased global demand and whether they fulfill purchase orders fully and in a timely manner. Supply chain issues or geopolitical matters, including the relationship of the United States and Canada between each other and with China and other countries may also impact equipment manufacturers’ ability to fully and timely fulfill purchase orders. In the event that miner manufacturers or other suppliers are not able to keep pace with, or fail to satisfy, demand, American Bitcoin may not be able to purchase miners or other equipment in sufficient quantities or on the delivery schedules required to meet its business needs. In the past, including for American Bitcoin’s recent purchase of BITMAIN Antminer S21+ miners, miner manufacturers have required advance deposits for miner purchases. If this continues in the future, American Bitcoin may need to tie up significant amounts of capital for prolonged periods before it receives and is able to deploy purchased miners to generate revenue. Should any suppliers default on purchase agreements with American Bitcoin, it may need to pursue recourse under international jurisdictions, which could be costly and time-consuming. The outcome of any actions initiated in such international jurisdictions, and American Bitcoin’s ability to enforce judgments (if any) issued in its favor on such jurisdictions is inherently uncertain given differences in legal systems, biases against foreign litigants in certain jurisdictions, and other factors outside our control.  Furthermore, there is no guarantee that American Bitcoin would succeed in recovering any of the deposits paid for such purchases, which could materially and adversely affect our and American Bitcoin’s business, financial condition, and results of operations.

Our and American Bitcoin’s reliance on third-party mining pool service providers, including Foundry and Luxor, for our mining revenue payouts may have a negative impact on our and American Bitcoin’s business, financial condition, and results of operations.

We and American Bitcoin receive Bitcoin rewards from our mining activity through third-party mining pool operators, including Foundry and Luxor. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. We and American Bitcoin provide computing power to mining pools, which use this computing power to operate nodes and validate blocks on the blockchain. The pools then distribute our or American Bitcoin’s pro-rata share of Bitcoin mined based on the computing power we contribute. Under our and American Bitcoin’s mining pool agreements with Foundry and Luxor, our daily payout is calculated based on the hashrate contribution delivered to the pool in the applicable calculation period, after deducting the applicable pool fee, if any. Our and American Bitcoin’s pool fees in relation to these agreements is currently below 1.0% of our daily payout.

Should one of our or American Bitcoin’s pool operator’s systems suffer downtime due to a cyberattack, software malfunction or other similar issues, it will negatively impact our or American Bitcoin’s ability to receive Bitcoin mining rewards. Furthermore, we and American Bitcoin are dependent on the accuracy of the mining pool operators’ record keeping and internal controls to prevent any fraud and to accurately record the total processing power provided by us, American Bitcoin, and other mining pool participants for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided. While we and American Bitcoin have internal methods of tracking both our processing power provided and the total used by the pool, the mining pool operator uses its own recordkeeping to determine our proportion of a given reward. We and American Bitcoin have little means of recourse against mining pool operators if we determine the proportion of the reward paid out to us or American Bitcoin by the mining pool operator is incorrect, other than leaving the pool. If we or American Bitcoin are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we or American Bitcoin may experience reduced reward for our efforts, which would have an adverse effect on our and American Bitcoin’s business, financial condition, and results of operations.

The further development and acceptance of the Bitcoin network and other digital assets is subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of Bitcoin and other digital asset systems may adversely affect our and American Bitcoin’s business, financial condition, and results of operations.

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

During 2022 and early 2023, some well-known digital asset market participants, including Celsius Network, Voyager Digital Ltd., Three Arrows Capital, and Genesis Global Holdco LLC, declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem, negative publicity surrounding digital assets more broadly, decreased liquidity, and extreme price volatility. Even if there was no direct material impact on our business from such bankruptcies, we have been and may continue to be impacted indirectly, including through American Bitcoin.

Furthermore, the closure and temporary shutdown of major digital asset exchanges and trading platforms, such as FTX, due to fraud or business failure, has disrupted investor confidence in digital assets and led to a rapid escalation of oversight of the digital asset industry. Thus, the failures of key market participants and systemic contagion risk are expected to, as a consequence, invite stricter regulatory scrutiny. This could have a negative impact on further development and acceptance of digital asset networks and digital assets, including Bitcoin.

Other factors that could affect further development and acceptance of digital asset networks and other digital assets include:

●	continued worldwide growth in the adoption and use of digital assets as a medium of exchange or store of value;
●	governmental regulation of Bitcoin and its use, or restrictions on or regulation of access to and operation of the Bitcoin network or similar digital asset systems;
●	limitations on financial institutions processing funds for Bitcoin transactions, processing wire transfers to or from Bitcoin exchanges, Bitcoin-related companies or service providers, or servicing or maintaining accounts for persons or entities transacting in Bitcoin;
●	changes in consumer demographics and public tastes and preferences;
●	the maintenance and development of the open-source software protocol of the network, including software updates and changes to network protocols that could introduce bugs or security risks;
●	the increased consolidation of contributors to the Bitcoin blockchain through mining pools;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	the use of the networks supporting digital assets for developing smart contracts and distributed applications;
●	general economic conditions and the regulatory environment relating to digital assets;

●	environmental and other regulatory restrictions on the use of power to mine Bitcoin and a resulting decrease in global Bitcoin mining operations;
●	an increase in Bitcoin transaction costs and a resultant reduction in the use of and demand for Bitcoin; and
●	negative consumer sentiment and perception of Bitcoin specifically and digital assets generally.

The outcome of these and other factors could have negative effects on our and American Bitcoin’s business, financial condition, and results of operations, as well as potentially negative effect on the value of any Bitcoin we or American Bitcoin mine or otherwise acquire or hold for our own accounts.

The Bitcoin reward for successfully uncovering a block will halve several times in the future and Bitcoin’s value may not adjust to compensate us or American Bitcoin for the reduction in the rewards we or American Bitcoin receive from our mining efforts, mainly through American Bitcoin.

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

As the number of Bitcoin awarded for solving a block in a blockchain decreases, our and American Bitcoin’s ability to achieve profitability through our ASIC compute operations becomes more difficult. While the Bitcoin price has had a history of price fluctuations around the halving of its rewards, there is no guarantee that in future periods when a halving occurs the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the trading price of Bitcoin or a proportionate decrease in mining difficulty does not follow these anticipated halving events, the revenue we earn from our ASIC compute operations, mainly through American Bitcoin, would see a corresponding decrease, which would have a material adverse effect on our and American Bitcoin’s business, financial condition, and results of operations. If the award of Bitcoin rewards for solving blocks and transaction fees are not sufficiently high, we and American Bitcoin may not have an adequate incentive to continue mining and may decrease or cease our ASIC compute operations.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies may cause industry participants and consumers to abandon Bitcoin. As Bitcoin is the only digital asset we and American Bitcoin mine, we and American Bitcoin could face difficulty adapting to emergent digital ledgers, blockchains or alternatives thereto. This could prevent us and American Bitcoin from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our and American Bitcoin’s business, financial condition, and results of operations and the value of any Bitcoin we or American Bitcoin mine or otherwise acquire or hold for our own accounts.

Our and American Bitcoin’s operations, investment strategies, and profitability may be adversely affected by competition from other methods of investing in Bitcoin.

Through American Bitcoin, we compete with other users and/or companies that are mining Bitcoin and we also face significant competition from other users and/or companies that are processing transactions on one or more digital asset networks, as well as other potential financial vehicles, including securities, derivatives or futures backed by, or linked to, digital assets through entities such as exchange-traded funds. For instance, on January 10, 2024, the SEC approved the listing and trading of spot Bitcoin, which offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of Bitcoin as well as a decline in the value of such securities relative to the value of Bitcoin holdings.

Investors may view our common stock or American Bitcoin’s Class A common stock as an alternative to an investment in an exchange-traded products (“ETPs”), and choose to purchase shares of a spot Bitcoin ETP instead of such securities, which could impact the price of our common stock and/or American Bitcoin’s Class A common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to Bitcoin that is generally not subject to federal income tax at the entity level as we or American Bitocin will be, or the other risk factors applicable to an operating business. Additionally, unlike spot Bitcoin ETPs, we and American Bitcoin (i) do not seek for our securities to track the value of the underlying Bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Exchange Act, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are Delaware corporations rather than statutory trusts, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our Bitcoin holdings or our daily net asset value.

Market and financial conditions, and other conditions beyond our and American Bitcoin’s control, may make it more attractive to invest in other financial vehicles, or to invest in Bitcoin directly, which could limit the market for shares of our common stock and American Bitcoin’s Class A common stock and reduce the liquidity of these securities. The emergence of other financial vehicles and ETPs have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to us or American Bitcoin and impact our and American Bitcoin’s ability to successfully pursue our respective strategies or American Bitcoin’s ability to operate at all, or to establish or maintain markets for our or American Bitcoin’s securities. Such circumstances could have a material adverse effect on our and American Bitcoin’s business, financial condition, and results of operations and potentially the value of any Bitcoin we or American Bitcoin mine or otherwise acquire or hold for our own accounts.

The characteristics of Bitcoin have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion, and ransomware scams. Furthermore, the exchanges on which Bitcoin trades are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for other assets. Such circumstances may result in a reduction in the price of Bitcoin and can adversely affect our and American Bitcoin’s business, financial condition, and results of operations.

Bitcoin and the exchanges on which Bitcoin trades are relatively new and, in most cases, largely unregulated. Certain characteristics, including the speed with which Bitcoin transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain Bitcoin transactions, and the encryption technology that anonymizes these transactions make Bitcoin, and digital currencies generally, particularly susceptible to use in illegal activity such as fraud, money laundering, tax evasion, and ransomware scams. Furthermore, many Bitcoin exchanges do not typically provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, Bitcoin exchanges, including prominent exchanges handling a significant portion of the volume of Bitcoin trading.

While we and American Bitcoin continue to maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws, if we or American Bitcoin are found to have transacted with bad actors that have used Bitcoin to launder money or persons subject to sanctions, we or American Bitcoin may be subject to regulatory proceedings and may be prohibited or restricted from engaging in further transactions or dealings in Bitcoin. Furthermore, negative perception, a lack of stability in the broader Bitcoin markets, and the closure or temporary shutdown of Bitcoin exchanges due to fraud, business failure, hackers, malware, or government-mandated regulation may reduce confidence in Bitcoin and result in greater volatility in the prices of Bitcoin. A number of Bitcoin exchanges have been closed due to fraud, failure, or security breaches. In many of these instances, the customers of such Bitcoin exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin exchanges. To the extent investors view our or American Bitcoin’s securities as linked to the value of our or American Bitcoin’s Bitcoin holdings, such a negative perception of Bitcoin exchanges could have a material adverse effect on the market price of our common stock, the market price of American Bitcoin’s Class A common stock, and/or our and American Bitcoin’s business, financial condition, and results of operations.

It may be illegal now, or in the future, to acquire, own, hold, sell, or use Bitcoin or other digital assets, participate in blockchains or utilize similar digital assets in one or more countries.

Although currently digital assets generally are not regulated or are lightly regulated in most countries, countries such as China have taken harsh regulatory action to curb the use of digital assets and may continue to take regulatory action in the future that could severely restrict the right to acquire, own, hold, sell, or use these digital assets or to exchange them for fiat currency. For example, in 2021 China instituted a blanket ban on all digital asset mining and transactions, including overseas digital asset exchange services taking place in China, effectively making all digital asset-related activities illegal in China. In certain nations, it is illegal to accept payment in Bitcoin or other digital assets for consumer transactions, and banking institutions are barred from accepting deposits of Bitcoin. Such restrictions may adversely affect us and American Bitcoin as the large-scale use of Bitcoin as a means of exchange is presently confined to certain regions. Any of these circumstances could have a material adverse effect on our and American Bitcoin’s business, financial condition, results of operations and the value of any Bitcoin we or American Bitcoin mine or otherwise acquire or hold for our own accounts, ultimately harming our investors.

A failure to properly monitor and upgrade the Bitcoin network’s protocol could damage that network and an investment in our and American Bitcoin’s securities.

As an open-source project, Bitcoin does not generate revenues for its contributors, and contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. The lack of guaranteed financial incentives for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. To the extent that contributors fail to adequately update and maintain the Bitcoin network protocol, there may be a material adverse effect on our or American Bitcoin’s business, financial condition, results of operations, and the value of any Bitcoin we or American Bitcoin mine or otherwise acquire or hold for our own accounts.

There is a possibility of Bitcoin mining algorithms transitioning to “proof of stake” validation, which could make us and American Bitcoin less competitive and adversely affect our and American Bitcoin’s business, financial condition, and results of operations.

“Proof of stake” is an alternative method in validating digital asset transactions. Should the Bitcoin network shift from the current “proof of work” validation method to a “proof of stake” validation method, mining would require less energy, which may render companies, such as us and American Bitcoin, less competitive. Furthermore, if American Bitcoin’s miners or our other mining infrastructure cannot be modified to accommodate changes in rule or protocol of the Bitcoin network, our and American Bitcoin’s business, financial condition, and results of operations will be significantly affected.

If a malicious actor or botnet obtains control of a majority of the processing power active on any digital asset network, including the Bitcoin network, the blockchain may be manipulated in a manner that adversely affects us and American Bitcoin.

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

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network, including the Bitcoin network, it may be able to alter the blockchain by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. In such alternate blocks, the malicious actor or botnet could control, exclude, or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its control of the processing power on the Bitcoin or other network, or the Bitcoin or other community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible.

Although there are no known reports of malicious activity or control of the Bitcoin blockchain achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded, and could exceed, the 50% threshold. The possible crossing of the 50% threshold indicates a greater risk in that a single mining pool could exert authority over the validation of Bitcoin transactions. To the extent that the Bitcoin or other digital asset ecosystems, including developers and administrators of mining pools, do not act to ensure greater decentralization of Bitcoin or other digital asset mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin or other network will increase, which may adversely impact our and American Bitcoin’s business, financial condition, and results of operations.

Forks in the Bitcoin network may occur in the future, which may affect the value of Bitcoin held by us and American Bitcoin.

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

The value of Bitcoin after the creation of a fork is subject to many factors, including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of additional forks in the future. It may be unclear following a fork which fork represents the original asset and which is the new asset. If we or American Bitcoin hold Bitcoin at the time of a hard fork into two digital assets, industry standards would dictate that we or American Bitcoin would be expected to hold an equivalent amount of the old and new assets following the fork. However, we or American Bitcoin may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons. For instance, we or American Bitcoin may determine that there is no safe or practical way to custody the new asset, that trying to do so may pose an unacceptable risk to our holdings in the old asset, or that the costs of taking possession and/or maintaining ownership of the new digital asset exceed the benefits of owning the new digital asset. Additionally, laws, regulations, or other factors may prevent us or American Bitcoin from benefiting from the new asset even if there is a safe and practical way to custody and secure the new asset. As such, we or American Bitcoin may not be able to realize the economic benefit of a fork, either immediately or ever, which could adversely affect the value of the Bitcoin we and American Bitcoin hold as well as our and American Bitcoin’s business, financial condition, and results of operations.

Intellectual property rights claims may adversely affect the operation of some or all digital asset networks.

Third parties may assert intellectual property claims relating to the holding and transfer of digital assets, including Bitcoin, and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in some or all digital asset networks’ long-term viability or the ability of end-users to hold and transfer digital assets, including Bitcoin, may adversely affect the value of the Bitcoin we and American Bitcoin hold as well as our and American Bitcoin’s business, financial condition, and results of operations. Additionally, a meritorious intellectual property claim could prevent us, American Bitcoin, and other end-users from accessing some or all digital asset networks or holding or transferring their digital assets. As a result, an intellectual property claim against us, American Bitcoin, or other large digital asset network participants could adversely affect our and American Bitcoin’s business, financial condition, and results of operations.

Risks Related to Certain Regulations and Laws, Including Tax Laws

Our operations are subject to various complex legal, regulatory, governmental, and technological uncertainties.

As of December 31, 2025, our platform included 19 sites across Canada and the United States: five ASIC compute, hosting, and managed services sites in Alberta, New York, and Texas; five HPC data centers in British Columbia and Ontario; four power generation assets in Ontario; one non-operational site in Alberta; three sites under development in Texas and Illinois; and one site under construction in Louisiana. We also have Highrise AI, our AI Cloud business, and American Bitcoin, our Bitcoin accumulation platform. Our various lines of business operating across multiple jurisdictions subject us to extensive laws, rules, regulations, policies, orders, determinations, directives, and legal and regulatory interpretations and guidance.

Furthermore, many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, digital assets, AI, and/or related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the AI and crypto economies, are subject to significant uncertainty, and vary widely across U.S. and Canadian federal, state, provincial, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. For example, the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) was passed by the U.S. House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. It is difficult to predict whether, or when, the CLARITY Act or another bill that would regulate digital asset markets and digital asset trading platforms may become law or whether any new law will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on our business, financial condition, and results of operations.

Moreover, the complexity, volume, and evolving nature of our business and of the applicable laws and regulations increase the risk that we may inadvertently fail to comply with one or more requirements, even where we are acting in good faith, or that we are required to exercise judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied, or are deemed to have not complied, with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our offerings, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, financial condition, and results of operations.

Additionally, various governmental and regulatory bodies, including legislative and executive bodies, in the United States, Canada, and in other countries may adopt new laws and regulations, the direction and timing of which may be influenced by changes in the governing administrations and major events in the economy. For example, tariffs that are, or may in the future be, imposed by the United States on imports from certain countries and current or potential counter-tariffs in response, could lead to increased costs and supply chain disruptions. Penalties for non-compliance with any of these laws or regulations may be significant. If we are not able to navigate these changes, it could have a material adverse effect on our business, financial condition, and results of operations.

Due to our business activities, we may be subject to examinations, oversight, reviews, investigations, and inquiries, many of which have broad discretion to audit and examine our business. Moreover, laws and regulations related to economic sanctions, export controls, anti-bribery and anti-corruption, and other international activities can restrict or limit our ability to engage in transactions or dealings with certain counterparties in, or with, certain countries or territories or in certain activities. We cannot guarantee compliance with all such laws and regulations and failure to comply with such laws and regulations could expose us to fines, penalties, and/or costly and extensive investigations. Any new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying if and how we provide our offerings. Adverse changes to, or our failure to comply with, any laws and regulations may have an adverse effect on our business, financial condition, and results of operations.

We may be subject to substantial environmental or energy regulation and may be adversely affected by legislative or regulatory changes.

Our business is subject to extensive U.S. and Canadian federal, state, provincial, and local laws. Compliance with, or changes to, the requirements under these legal and regulatory regimes may cause us to incur significant additional costs or adversely impact our ability to compete on favorable terms with competitors. Our plans and strategic initiatives are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives. If new regulations are imposed, or if existing regulations are modified, the assumptions made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our plans, if we are able to adapt them at all, to such changes. Failure to comply with such requirements could result in the shutdown of a non-complying facility, the imposition of liens, fines, and/or civil or criminal liability, costly litigation, or substantial delays or modifications to our operations or strategic initiatives. Changes to these laws and regulations could result in temporary or permanent restrictions on the development or operation of our facilities or restrictions on their use. Compliance with, or opposing such regulation, may be costly. In addition, we may be responsible for any on-site liabilities associated with the environmental condition of facilities that we have acquired, leased, developed, or sold, regardless of when the liabilities arose and whether they are now known or unknown.

In addition, there continues to be a lack of consistent environmental legislation, which creates economic and regulatory uncertainty for our business because AI and ASIC compute, with their energy demand, may become targets for future environmental and energy regulation. For example, governmental authorities in the past have sought to restrict data center development based on environmental considerations, citing concerns about energy usage and requiring new data centers to meet energy efficiency requirements. Recently, local regulators, public service commissions, and utility authorities have engaged in deeper analysis and assessment of risk to ratepayers and grid reliability in connection with large data center and high-load energy users, which may result in heightened scrutiny, additional approval requirements, cost-allocation conditions, or limitations on power availability for such projects. Rapid changes in legislation, increased regulation, or conflicting requirements in regulations could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. In addition, certain customers, counterparties, or other third parties may adopt, promote, or commit to enhanced community engagement, sustainability, or local impact frameworks in connection with data center development, which may shift expectations, raise costs, increase permitting complexity, extend timelines, or require additional commitments or expenditures beyond those required by law. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our business, financial condition, and results of operations. Even without such regulation, adverse publicity, increased scrutiny, or changing expectations from stakeholders with respect to our practices and the impacts of climate change may result in additional costs or risks and could harm our reputation. Any of the foregoing could result in a material adverse effect on our business, financial condition, and results of operations.

Our interactions with a blockchain may expose us to specially designated nationals (“SDN”) or blocked persons and new legislation or regulation could adversely impact our business or the market for digital assets.

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its SDN list. However, because of the pseudonymous nature of blockchain transactions, we or American Bitcoin may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. We and American Bitcoin have procedures in place designed to prevent transactions with such individuals on the SDN list, and we and American Bitcoin take commercially reasonable steps to avoid such transactions, but we or American Bitcoin may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to transacting in Bitcoin. Moreover, there is a risk that some bad actors will continue to attempt to use digital assets, including Bitcoin, as a potential means of avoiding federally imposed sanctions.

We and American Bitcoin are unable to predict the nature or extent of new and proposed legislation and regulation affecting the digital asset industry, or the potential impact of the use of Bitcoin or other digital assets by SDN or other blocked or sanctioned persons, which could have material adverse effects on our and American Bitcoin’s business, financial condition, and results of operations and our industry more broadly. Further, we or American Bitcoin may be subject to investigations, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any enforcement actions, all of which could harm our and American Bitcoin’s business, financial condition, and results of operations.

The application of the U.S. Commodities Exchange Act of 1936, as amended (the “CEA”) and the regulations promulgated thereunder to our business is unclear and is subject to change in a manner that is difficult to predict.

To the extent we become or are deemed to be subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) in connection with our or American Bitcoin’s business activities, we may incur additional regulatory obligations and compliance costs, which may be significant. The CFTC has stated, and judicial decisions involving CFTC enforcement actions have confirmed, that Bitcoin and other digital assets fall within the definition of a “commodity” under the CEA, and the regulations promulgated by the CFTC thereunder (“CFTC Rules”). As a result, the CFTC has general enforcement authority to police against manipulation and fraud in the spot markets for Bitcoin and other digital assets. From time to time, manipulation, fraud, and other forms of improper trading by other participants involved in the markets for Bitcoin and other digital assets have resulted in, and may in the future result in, CFTC investigations, inquiries, enforcement action, and similar actions by other regulators, government agencies, and civil litigation. Such investigations, inquiries, enforcement actions, and litigation may cause negative publicity for Bitcoin and other digital assets, which could adversely impact mining profitability, the value of such assets, and the price of our common stock and American Bitcoin’s Class A common stock.

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

Furthermore, trusts, syndicates, and other collective investment vehicles operated for the purpose of trading in Commodity Interests may be subject to regulation and oversight by the CFTC and the National Futures Association as “commodity pools.” If our or American Bitcoin’s mining activities or transactions in Bitcoin were deemed by the CFTC to involve Commodity Interests and the operation of a commodity pool for our or American Bitcoin’s shareholders, we or American Bitcoin could be subject to regulation as a commodity pool operator and required to register as such. Such additional registrations may result in increased expenses, thereby materially and adversely impacting our and American Bitcoin’s business, financial condition, and results of operations. If we or American Bitcoin determine it is not possible or practicable to comply with such additional regulatory and registration requirements, we or American Bitcoin may seek to cease certain of our operations. Any such action may adversely affect an investment in us or American Bitcoin.

If regulatory changes or interpretations require our or American Bitcoin’s registration as a “money services business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act (the “BSA”), or otherwise under state laws, we and American Bitcoin may incur significant compliance costs.

FinCEN regulates providers of certain services with respect to “convertible virtual currency,” including Bitcoin. Businesses engaged in the transfer of convertible virtual currencies are subject to registration and licensure requirements at the U.S. federal level and also under U.S. state laws. While FinCEN has issued guidance that digital assets mining, without engagement in other activities, does not require registration and licensure with FinCEN, this could be subject to change as FinCEN and other regulatory agencies continue their scrutiny of the Bitcoin network and digital assets generally. To the extent that our or American Bitcoin’s business activities cause us to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, we or American Bitcoin may be required to comply with FinCEN regulations, including those that would mandate us or American Bitcoin to implement anti-money laundering programs, make certain reports to FinCEN, and maintain certain records.

To the extent that our or American Bitcoin’s activities would cause us to be deemed a “money transmitter” or equivalent designation under state law in any state in which we or American Bitcoin may operate, we or American Bitcoin may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, including implementing a know-your-counterparty program and transaction monitoring, maintenance of certain records, and other operational requirements.

Such additional federal or state regulatory obligations may cause us or American Bitcoin to incur extraordinary expenses. Furthermore, we or American Bitcoin may not be capable of complying with certain federal or state regulatory obligations applicable to “money services businesses” and “money transmitters,” such as monitoring transactions and blocking transactions, because of the nature of the Bitcoin blockchain. If we or American Bitcoin are deemed to be subject to and determine not to comply with such additional regulatory and registration requirements, we or American Bitcoin may cease or alter our activities and offerings.

Regulatory changes reclassifying Bitcoin as a security could lead to our or certain of our subsidiaries’ classification as an “investment company” under the Investment Company Act of 1940 (the “1940 Act”) and could adversely affect the market price of Bitcoin and the market price of our listed securities.

Our assets, and the assets of our consolidated subsidiary, American Bitcoin, are concentrated in Bitcoin holdings. While senior SEC officials have stated their view that Bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our and/or American Bitcoin’s classification as an “investment company” under the 1940 Act. Such a change could require us and/or American Bitcoin (i) to register as an “investment company” under the 1940 Act, which would subject us and/or American Bitcoin to significant additional regulation that could have a material adverse effect on our business operations, financial condition, results of operations and stock price or (ii) to change our and/or American Bitcoin’s business or seek regulatory relief such that we and/or American Bitcoin are not required to register as an “investment company” under the 1940 Act, including by acquiring operating assets with cash and/or Bitcoin on hand or liquidating investment securities or Bitcoin or seeking a no-action letter from the SEC. Liquidating investment securities or Bitcoin could result in losses, and there is no guarantee that we or American Bitcoin could obtain a no-action letter from the SEC. In addition, if Bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of Bitcoin and in turn adversely affect the market price of our listed securities.

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

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the outcome of income tax audits and related litigation could be materially different than that reflected in our historical income tax provisions and accruals. There can be no assurance that the resolution of any audits or litigation will not have an adverse effect on our business, financial condition, and results of operations.

Developments regarding the treatment of Bitcoin for applicable U.S. and Canadian federal, state, provincial, local, and other tax purposes could adversely impact our business.

Our assets, and the assets of our consolidated subsidiary, American Bitcoin, are concentrated in Bitcoin holdings. Due to the new and evolving nature of Bitcoin and the absence of comprehensive guidance with respect to Bitcoin and related transactions, many significant aspects of the applicable U.S. and Canadian federal, state, provincial, local, and other tax treatment of transactions involving Bitcoin, such as the purchase and sale of Bitcoin and the receipt of staking rewards and other digital asset incentives and rewards products, are uncertain, and it is unclear what guidance may be issued in the future with respect to the tax treatment of Bitcoin and related transactions.

Current Internal Revenue Service (“IRS”) guidance indicates that for U.S. federal income tax purposes digital assets, including Bitcoin, should be treated and taxed as property and transactions involving the payment of Bitcoin for goods and services should be treated in effect as barter transactions. The IRS has also released guidance to the effect that, under certain circumstances, hard forks and airdrops of digital currencies may give rise to taxable events and guidance with respect to the determination of the tax basis of digital currencies. However, current IRS guidance does not address other significant aspects of the U.S. federal income tax treatment of digital assets and related transactions. Moreover, although current IRS guidance addresses the treatment of certain hard forks and airdrops, there continues to be uncertainty with respect to the timing and amount of income inclusions for various crypto asset transactions, including staking rewards, other digital asset incentives, and reward products. Generally, while current IRS guidance creates a potential tax reporting requirement for any circumstance where the ownership of a Bitcoin passes from one person to another, it preserves the right to apply capital gains treatment to those transactions, which may be favorable for investors in Bitcoin.

There can be no assurance that the IRS will not alter its existing position with respect to digital assets in the future or that Canadian federal, or applicable state, provincial, local, and other taxing authorities or courts will follow, or continue to follow, the approach of the IRS with respect to the treatment of digital assets, including Bitcoin. Generally, any alteration of existing guidance or issuance of new or different guidance may have negative consequences, including the imposition of a greater tax burden on investors in Bitcoin or imposing a greater cost on the acquisition and disposition of Bitcoin. In either case, this may have a negative effect on the trading price of Bitcoin or otherwise negatively impact our and American Bitcoin’s business, financial condition, and results of operations. In addition, future technological and operational developments that may arise with respect to digital currencies may increase the uncertainty of its treatment for applicable U.S. and Canadian federal, state, provincial, local, and other tax purposes.

We may not protect our intellectual property rights and other proprietary rights effectively, which would allow competitors to duplicate our offerings.

Our success and ability to compete in our markets depends, in part, upon our proprietary technology. We may not be able to obtain broad protection in the United States, Canada, or elsewhere for our existing and future intellectual property and other proprietary rights. Protecting our intellectual property rights and other proprietary rights may require significant expenditure of our financial, managerial, and operational resources. Any of our intellectual property rights and other proprietary rights, whether registered, unregistered, issued or unissued, may be challenged by others or invalidated through administrative proceedings and/or litigation. Moreover, the steps that we may take to protect our intellectual property and other proprietary rights may not be adequate to protect such rights or prevent third parties from infringing or misappropriating such rights. A third party might try to reverse engineer or otherwise obtain and use our technology without our permission, allowing competitors to duplicate our products. We cannot guarantee that others will not readily ascertain by proper means the proprietary technology used in or embodied by our products, services or technology or that others will not independently develop substantially equivalent products, services, or technology or that we can meaningfully protect the rights to unpatented products, services, or technology. We cannot guarantee that our agreements with our employees, consultants, advisors, sublicensees, and strategic partners restricting the disclosure and use of trade secrets, inventions, and confidential information relating to our products, services, or technology will provide meaningful protection for our intellectual property and other proprietary rights.

Our products, services, or technology may infringe claims of third-party intellectual property rights or other proprietary rights, which could adversely affect our business and profitability.

Our commercial success depends, in part, on our ability to operate without infringing third-party intellectual property rights or other proprietary rights. For example, there may be issued patents of which we are not aware that our products, services, or technology infringe on. Also, there may be patents that we believe we do not infringe on, but that we may ultimately be found to by a court of law or government regulatory agency. Moreover, patent applications, in some cases, are maintained in secrecy until patents are issued. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our services or products allegedly infringe on.

If any third party asserts a claim against us based on third-party intellectual property rights and/or other proprietary rights, we may be required to spend significant resources to defend and challenge such claim, as well as to invalidate any such rights. Any claims against us, with or without merit, would likely be time-consuming, requiring our management team and technical personnel to dedicate substantial time to addressing the issues presented. Furthermore, the party bringing the claim may have greater resources than we do. In lieu of expensive intellectual property litigation, we may seek one or more patent or other intellectual property licenses, but we cannot assure you that we could secure a license on reasonable terms. Accordingly, any of these claims, whether or not it is resolved in our favor, could result in significant expense to us and divert management’s attention, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control.

The trading price of our common stock has been, and is likely to continue to be, volatile, and may be influenced by market conditions, including the risks, uncertainties, and factors described in this Annual Report and our other filings with the SEC, as well as other factors beyond our control or of which we may be unaware. As a result, investment in our common stock is inherently risky and as a holder, you might not be able to sell your shares of our common stock at or above the price that you paid for them.

If the markets related to AI infrastructure, data center investments, Bitcoin, the broader digital asset ecosystem, or capital markets in general, experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations. That is, the trading price of our common stock is subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence share prices or the value of non-digital assets such as revenue, cash flows, profitability, growth prospects, or business activity levels since the value and price, as determined by the investing public, may be influenced by future anticipated adoption or appreciation in value of high-performance computing or AI workloads, AI-driven data centers, Bitcoin, other digital assets, or other factors over which we have little or no influence or control.

Factors that may contribute to market price fluctuations of our common stock include the following:

●	actual or anticipated fluctuations in our results of operations and/or future prospects;
●	recommendations by securities research analysts;
●	changes in the economic performance or market valuations of companies in the industries in which we operate;
●	actual or perceived changes in demand for AI, high-performance computing, or AI data center infrastructure, including expectations regarding capacity utilization, power availability, energy costs, customer concentration, technological change, and competition;
●	actual or perceived changes in the value of our equity interest in American Bitcoin;
●	volatility in the price of Bitcoin;
●	addition to or departure of our executive officers, directors, and/or other key personnel;
●	sales or perceived sales of additional shares of our common stock;
●	operating and financial performance that vary from the expectations of management, securities analysts, and investors;
●	regulatory changes affecting the industries in which we operate generally and our business and operations;
●	announcements of developments and other material events by us or our competitors and related market expectations;
●	fluctuations to the costs of vital products and services used by us in our business;
●	changes in global financial markets, global economies, and/or general market conditions, such as interest rates;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
●	litigation or regulatory action against us;
●	news reports, investor speculation, social media, chat rooms, rumors, and other methods of information dissemination concerning trends, concerns, technological, or competitive developments, regulatory matters, and other related issues regarding potential developments in our business, industries, or target markets;
●	the level of short interest in our stock; and
●	current and future global economic, political, and social conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Given the inherent and growing risks of operating our business, we recognize the importance of incorporating, monitoring, and updating cybersecurity risk programs as part of operating, management, and governance practices. Our Cybersecurity Program has been designed to monitor, manage, and mitigate our cybersecurity risks. The supporting Cyber Security Policy establishes a cybersecurity framework by defining security responsibilities, access controls, data protection standards, and required technical safeguards to protect our systems, information, and assets. Our Cybersecurity Program and Policy are currently owned by our Chief Legal Officer and Corporate Secretary, working with our IT function. In addition, we leverage the insights and expertise of our retained Security Advisory Partner, who provides strategic and technical guidance to our internal team and supplements our internal staffing to assist with day-to-day cybersecurity and related tasks. Our Security Advisory Partner is responsible for the design and implementation of our information security strategy and works in conjunction with our internal team to collaboratively spearhead our cybersecurity efforts, focusing on standards, policy creation and implementation, architecture, and processes. We believe our internal team and Security Advisory Partner, boasting extensive experience and holding various industry-standard cybersecurity certifications, capably handle a wide range of complex cybersecurity demands, including assessments, operations, and remediation across the spectrum of cybersecurity challenges. Our internal team and Security Advisory Partner assess our security posture on a regular basis, and the results of those reviews are reported to members of senior management as well as to our Audit Committee, and where appropriate, our Board. Our Incident Response Team, which is comprised of members of our IT and legal teams and our Security Advisory Partner, is responsible for leading our response to cyber incidents. Our Incident Response Plan outlines the processes by which we identify, report, investigate, contain, and remediate cybersecurity incidents. It is designed to identify material risks, and appropriate controls for managing them, and ensure that necessary disclosures are made promptly to uphold transparency and compliance with relevant regulations.

We, our third-party suppliers, and our customers, along with other companies in our industry, have been subject to, and are likely to continue to be the target of, cyber-attacks, as discussed in more detail in “Risk Factors.” We have implemented a Third Party Risk Management process to oversee and identify material risks, including cybersecurity threats, stemming from our engagement with third-party service providers. Our process is designed to ensure that vendors presenting material technology or cybersecurity risks are subjected to a rigorous privacy and security review prior to engagement and thereafter monitored continuously for compliance with our stringent security standards. Despite the efforts and investments made, not all threats may be prevented. In light of the numerous cybersecurity risks that we face, it is reasonably likely that cybersecurity threats could materially affect our business, financial condition, or results of operations. See “Risk Factors.”

Cybersecurity Governance

We encounter a range of risks and continuously conduct comprehensive evaluations to refine our risk management strategies effectively. Management is principally responsible for identifying, evaluating, and managing the risks on a day-to-day basis, under the oversight of our Board and the Audit Committee. Our Audit Committee is responsible for overseeing our Enterprise Risk Management processes, including our guidelines and policies governing the process of risk assessment and risk management, which includes cybersecurity. In addition, our Audit Committee is presented with information at its regularly scheduled and special meetings, including on risk and security posture, security initiatives and programs, and emerging conditions, and management may provide more frequent, informal communications to the Board or Audit Committee between regularly scheduled meetings, as appropriate. Our Board or Audit Committee, as applicable, reviews this information and delivers strategic feedback, offers recommendations, and, when necessary, grants authorization or directs management to mitigate specific risk exposures.

Item 2. Properties

We lease our corporate offices in Miami, Florida and Toronto, Ontario and maintain various leases for our data centers across Canada and the United States related to our Compute and Digital Infrastructure business segments. We own the 1.9 acres of land on which the Salt Creek substation sits and the 20 acres of land on which our Medicine Hat site sits. We also own 627 acres of land in West Feliciana Parish, Louisiana, 524 acres of land in Nueces County, Texas, and 7.2 acres of land in Batavia, Illinois.

We believe our existing facilities are sufficient for our current needs. However, as part of our growth strategy, we continually evaluate opportunities to expand our development pipeline, including our portfolio of powered land. In the future, we may reassess our existing facilities or add new facilities as we further expand our operations. We believe suitable space will be available on commercially reasonable terms to meet our future needs.

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

Holders of Record

As of February 23, 2026, there were 35 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

Except as previously reported in our Current Report on Form 8-K filed with the SEC on June 30, 2025, there were no unregistered sales of equity securities by us during the twelve months ended December 31, 2025.

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

Business Overview

Hut 8 is an energy infrastructure platform that integrates power, digital infrastructure, and compute at scale to fuel next-generation, energy-intensive use cases. We take a power-first, innovation-driven approach to developing, commercializing, and operating the critical infrastructure that underpins the breakthrough technologies of today and tomorrow. As of December 31, 2025, our platform spanned 1,020 megawatts of energy capacity under management across 15 sites in the United States and Canada: five ASIC compute, hosting, and managed services sites in Alberta, New York, and Texas, five cloud and colocation data centers in British Columbia and Ontario, four power generation assets in Ontario,  and one non-operational site in Alberta; 330 megawatts of energy under construction at one site in Louisiana; 1,230 megawatts of energy capacity under development across three sites in Texas and Illinois; 1,755 megawatts of energy capacity under exclusivity; and 5,185 megawatts of energy capacity under diligence. Of this capacity, approximately 310 megawatts is associated with the four power generation assets we divested in Q1 2026.

2025 Highlights

●	AI Infrastructure Partnership and River Bend Transaction. In December 2025, we announced a strategic partnership with Anthropic, PBC (“Anthropic”) and Fluidstack Ltd. (“Fluidstack”) to develop AI data center infrastructure. As part of the partnership, we entered into a 15-year, triple-net lease with Fluidstack for 245 MW of AI data center IT capacity at our River Bend campus (“River Bend”) in Louisiana. The agreement grants Fluidstack a Right of First Offer for up to an additional 1,000 MW of IT capacity at future expansion phases of campus, subject to the expansion of power at the site. The initial data hall at River Bend is scheduled for completion and commissioning in Q2 2027, with additional data halls scheduled to come online over the balance of 2027. The lease has a base contract value of approximately $7.0 billion, with the potential to increase to $17.7 billion through renewal options, and is supported by a financial backstop from Google, which covers the lease payments and related pass-through obligations for the initial 15-year base term of the lease. As part of the partnership, Hut 8 and Anthropic may jointly diligence and develop up to 1,050 MW of additional optional capacity across our broader pipeline for a total of up to 2,295 MW of AI data center infrastructure, reflecting our power-first development model and strategic focus on scaling AI infrastructure. The initial phase of the partnership is supported by blue-chip institutional counterparties, including Entergy, which will be providing power to the site, J.P. Morgan and Goldman Sachs, who are expected to serve as loan underwriters for the project-level financing, Vertiv, who is the power provider for the site, and Jacobs, who is serving as general contractor.
●	Far North Capacity Contract Awards and the Subsequent Sale. In November 2025, we entered into a definitive agreement to sell our 310 MW portfolio of four natural gas-fired power plants in Ontario, Canada to TransAlta Corporation (“TransAlta”). The transaction closed on February 2, 2026, concluding a multi-phase program in which we stabilized and strengthened the assets following their acquisition out of bankruptcy. Prior to the sale, we secured five-year capacity contracts with the Ontario Independent Electricity System Operator (“IESO”) Medium-Term 2 (“MT2”) auction across the portfolio, transitioning the assets from short-term arrangements to long-term revenue commitments.

●	Two Prime Loan. On August 25, 2025, we entered into a credit agreement with Two Prime Lending Limited (the “Two Prime Credit Agreement”). The Two Prime Credit Agreement provides for a revolving credit facility of up to $200 million. Amounts borrowed under the Two Prime Credit Agreement bear interest at a fixed rate equal to 7.99% per annum. The facility matures 364 days after the date of the first borrowing (the “Maturity Date”). We may prepay any outstanding amounts borrowed, in whole or in part, without premium or penalty, at any time prior to the Maturity Date. Amounts prepaid may be reborrowed, in whole or in part, at any time prior to the Maturity Date. On or prior to a drawdown, we are required to pledge, as collateral, Bitcoin with a custodian, to be held in a segregated custody account under our ownership, such that the initial margin ratio of principal outstanding amount of the loan and the fair value of collateral is equal to or greater than 160%. If the value of the collateral under the credit facility decreases past a specified margin, we may be required to post additional Bitcoin as collateral. As of December 31, 2025, we have not borrowed any amount under the Two Prime Credit Agreement.
●	Launch of Hut 8 2025 At-The-Market Offering Program. On August 22, 2025, we established a $1.0 billion at-the-market equity program (the “2025 ATM”), which replaced our prior $500 million at-the-market equity program launched on December 4, 2024 (the “2024 ATM”). As of August 22, 2025, prior to its termination, we had issued and sold shares under the 2024 ATM for gross proceeds of $299.4 million at a weighted average price of $27.83 per share. For reference, our average share price from commencement of the 2024 ATM until August 22, 2025 was $18.61 per share. As of December 31, 2025, we had issued and sold 4,020,630 shares under the 2025 ATM for gross proceeds of $183.4 million at a weighted average issuance price of $45.62 per share.
●	Coinbase Loan. On June 16, 2025, we entered into a Third Amended and Restated Credit Agreement with Coinbase Credit, Inc. (“Coinbase”) to, among other things, amend and expand our Bitcoin-backed credit facility from $65.0 million to up to $130.0 million, and extend the maturity date to June 16, 2026. Additionally, the interest rate structure was converted to a fixed interest rate of 9.0%, compared to a variable rate interest rate that was at 10.5% as of December 31, 2024. On December 22, 2025, we entered into a Fourth Amended and Restated Credit Agreement (“Credit Agreement”) with Coinbase primarily to increase the principal amount by up to $70.0 million of additional borrowings, if any, resulting in a total principal amount of up to $200.0 million. As of December 31, 2025, we have borrowed the full $200.0 million under the Credit Agreement.
●	Energization of Vega Facility. In June 2025, we completed the initial energization of our Vega facility in the panhandle of Texas. The single-building facility, spanning 162,000 square feet, is powered by 205 MW of nameplate capacity behind-the-meter by a wind farm and front-of-the-meter by the ERCOT grid. At full energization, Vega supports up to approximately 15 exahash per second (“EH/s”) of direct-to-chip-liquid-cooled BITMAIN U3S21EXPH servers for ASIC compute. The facility was originally contracted with Bitmain and was subsequently transitioned to American Bitcoin.
●	Miner Fleet Upgrade. We completed the deployment of new-generation ASIC miners across our Salt Creek and Medicine Hat facilities on April 4, 2025. These upgrades contributed to a significant increase in deployed hashrate from approximately 5.6EH/s to 9.3EH/s and an improvement in average fleet efficiency from approximately 31.7 J/TH to 20 J/TH. These miners were contributed to American Bitcoin as part of the launch of American Bitcoin discussed below.

●	Launch and Go-Public Transaction of American Bitcoin. In March 2025, we launched American Bitcoin, a majority-owned subsidiary formed following the strategic contribution of substantially all of our ASIC miners in exchange for a majority ownership interest in American Data Centers Inc. In June 2025, American Bitcoin issued and sold 11,002,954 shares of its Class A common stock for aggregate gross proceeds in cash and Bitcoin of $220.1 million, and aggregate net proceeds of approximately $215.3 million after deducting certain fees and expenses incurred in connection with the issuance, including aggregate issuance cost of $4.8 million. On September 3, 2025, American Bitcoin began its trading on the Nasdaq Stock Market (“Nasdaq”) following the completion of its merger with Gryphon Digital Mining, Inc. (“Gryphon”) in which Gryphon acquired American Bitcoin in a stock-for-stock merger transaction (the “ABTC Merger”). At the closing of the ABTC Merger, the issued and outstanding capital stock of American Bitcoin was canceled and converted into newly issued stock representing, in the aggregate, approximately 98% of the issued and outstanding stock of Gryphon. Upon the completion of the ABTC Merger, Gryphon was renamed “American Bitcoin Corp.” and began trading on Nasdaq under the ticker symbol “ABTC.” Immediately following the completion of the ABTC Merger, we beneficially owned a majority of the voting interest of the combined company. Following the ABTC Merger, we have continued to serve as American Bitcoin’s exclusive infrastructure and operations partner through a series of long-term commercial agreements that generate stable, contracted revenue streams in our Power and Digital Infrastructure segments. However, as American Bitcoin is a consolidated subsidiary, all fees under our commercial agreements are eliminated in consolidation.

Key Factors Affecting Our Performance

Power constraints

Access to energy is a key factor affecting our ability to meet growing demand for HPC, AI, and ASIC compute and to scale our digital infrastructure platform. Power is the foundation of our operations. We acquire, develop, and manage critical energy assets such as interconnects, powered land, and other electrical infrastructure to address the load demands of energy-intensive applications. As competition for power intensifies, our performance depends on originating, commercializing, and optimizing energy capacity at scale. We believe our experience in power origination, infrastructure design, and load optimization positions us to manage these constraints and support continued growth. Our portfolio currently provides access to competitively priced electrical power in the regions where we operate; however, there is no guarantee that we will be able to procure additional power on similar terms, or at all. Market prices for power, capacity, and ancillary services are unpredictable and tend to fluctuate substantially. See “Risk Factors—Risks Related to Our Business and Operations—We are subject to risks associated with our need for significant electrical power” in the Annual Report.

Expansion into AI infrastructure services and other energy-intensive use cases

A key factor affecting our performance is our ability to expand into AI infrastructure services and other energy-intensive use cases. We are leveraging our existing development and operational expertise to develop data centers that support specialized workloads for enterprise and hyperscale customers and other next-generation, energy-intensive use cases. Success in this area depends on various factors, including our ability to develop future sites, secure and retain customers, manage capital efficiently, and compete effectively in emerging technology markets. While this expansion may increase operating and capital costs and expose us to execution and market risks, management believes our experience in power origination, development, and management in large-scale digital infrastructure development position us to capture long-term growth opportunities in the evolving AI sector and other next-generation, energy-intensive use cases.

Price of Bitcoin

While we are migrating towards less volatile, lower cost-of-capital businesses, such as data centers, our current business remains heavily dependent on the price of Bitcoin, which has historically experienced significant volatility. Our exposure is driven primarily by the Bitcoin held on our consolidated balance sheet, including Bitcoin held directly by us and American Bitcoin in our respective strategic reserves. In addition, our consolidated results reflect American Bitcoin’s activities as a Bitcoin accumulation platform and its strategy of purchasing and holding Bitcoin. Lastly, we generate revenue from Bitcoin rewards that are earned through mining operations at our facilities, the majority of which are conducted through American Bitcoin.

Under ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), Bitcoin is revalued at fair value at the end of each reporting period, with changes in fair value recognized in net income. As a result, fluctuations in the price of Bitcoin may significantly impact our results of operations.

Bitcoin network difficulty and hashrate

Our business is not only impacted by the volatility in Bitcoin prices, but also by increases in the competition for Bitcoin production, specifically for ASIC compute. This increased competition is described as the network hashrate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain, and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Increased difficulty reduces the mining proceeds of the equipment proportionally and eventually requires Bitcoin miners like American Bitcoin, to upgrade their equipment to remain profitable and compete effectively with other miners. Conversely, a decline in network hashrate results in a decrease in difficulty, increasing mining proceeds and profitability.

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

Key Performance Indicators

In addition to our financial results and generally accepted accounting principles in the United States of America (“GAAP”) financial measures, we use certain key performance indicators to evaluate our business, identify trends, and make strategic decisions. Certain Key Performance Indicators for the prior period were reclassified to align with updated definitions.

The following table presents our key performance indicators as of December 31, 2025 and 2024.

As of
December 31,
	2025	2024
Energy Capacity Under Diligence	5,185 MW	8,599 MW
Energy Capacity Under Exclusivity	1,755 MW	2,768 MW
Energy Capacity Under Development	1,230 MW	— MW
Energy Capacity Under Construction	330 MW	205 MW
Energy Capacity Under Management	1,020 MW	815 MW

Energy Capacity Under Diligence

Energy Capacity Under Diligence represents sites identified for large-load use cases such as AI, HPC, ASIC compute, industrial applications such as next generation manufacturing, and other energy-intensive technologies. At this stage, we assess site potential by engaging with utilities, landowners, power generators, local, state and regulatory bodies, and other stakeholders to evaluate critical factors, including power availability, infrastructure readiness, fiber connectivity, and overall commercial viability. This metric allows management to better understand our potential opportunities, allowing us to remain selective in our investment decisions while positioning us to respond to market demand signals and emerging opportunities. Energy Capacity Under Diligence as of December 31, 2025, was 5,185 MW compared to 8,599 MW as of December 31, 2024. The net decrease reflects both the advancement of certain sites into other development categories and the removal of sites that no longer met our strategic, commercial, infrastructure, or regulatory criteria.

Energy Capacity Under Exclusivity

Energy Capacity Under Exclusivity represents sites where we have secured a clear path to ownership through either: (i) an exclusivity agreement that prevents the sale of designated land and power capacity to another party or (ii) a tendered interconnection agreement, confirming a viable path to securing power and infrastructure for deployment. Management monitors Energy Capacity Under Exclusivity to evaluate potential near-term opportunities prior to making additional investment commitments. Energy Capacity Under Exclusivity as of December 31, 2025 was 1,755 MW compared to 2,768 MW as of December 31, 2024. The net decrease reflects both the advancement of certain sites into other development categories and the removal of sites that no longer met our strategic, commercial, infrastructure, or regulatory criteria.

Energy Capacity Under Development

Energy Capacity Under Development represents sites where we are actively investing in development and commercialization by executing definitive land and/or power agreements, advancing site design and infrastructure buildout, and engaging with prospective customers. This phase is monitored by management as it represents the projects that are closest to commencing construction. Energy Capacity Under Development as of December 31, 2025 was 1,230 MW compared to 0 MW as of December 31, 2024. The growth was driven by an increase of 1,230 MW in capacity advancing from exclusivity to development, including two sites in Texas totaling 1,180 MW, and one site in Illinois of 50 MW.

Energy Capacity Under Construction

Energy Capacity Under Construction represents sites where we have executed a definitive offtake or other commercial agreements and commenced construction activities. This stage includes oversight of contractors, equipment delivery, and commissioning schedules to ensure projects are completed safely, on time, and within budget. Progress at this stage is closely monitored to manage capital deployment and align project delivery with customer timelines and market demand. Energy capacity under construction as of December 31, 2025 was 330 MW related to the River Bend site compared to 205 MW as of December 31, 2024, related to the Vega site which was energized and moved to Energy Capacity Under Management in June 2025.

Energy Capacity Under Management

Energy Capacity Under Management comprises all Power assets: Power Generation, Managed Services, ASIC infrastructure, CPU infrastructure, ASIC Compute, Traditional Cloud, and non-operational sites. Management reviews this metric to assess total energy capacity utilization across our operations to drive an efficient allocation of resources. Energy Capacity Under Management as of December 31, 2025 was 1,020 MW, compared to 815 MW as of December 31, 2024. The increase reflects the energization of our 205 MW Vega site in June 2025. Subsequent to year-end, we completed the sale of four power generation facilities in Ontario totaling 310 MW, which will reduce Energy Capacity Under Management in future periods.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA to evaluate our business, measure our performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss or income, adjusted for impacts of interest expense, income tax benefit or provision, depreciation and amortization, our share of unconsolidated joint venture depreciation and amortization, net of basis adjustments, foreign exchange gain or loss, loss or gain on sale of property and equipment, gain on debt extinguishment, gain on derivatives, gain on other financial liability, gain on warrant liability, gain on bargain purchase, the removal of non-recurring transactions, asset contribution costs, impairment charges, loss from discontinued operations, net of taxes, loss attributable to non-controlling interests, and stock-based compensation expense in the period presented. You are encouraged to evaluate each of these adjustments and the reasons our Board and management team consider them appropriate for supplemental analysis.

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

Power

The Power business segment consists of Power Generation and Managed Services.

Power Generation

We generate revenue from our 80.1% interest in a joint venture with Macquarie Group Limited (“Macquarie”), a global financial services and infrastructure investment firm, which provides capacity and energy to the electrical grid through four natural gas power plants in Ontario, Canada (the “Far North JV”). The power generation facilities were acquired in February 2024 and are connected to the IESO, which operates Ontario’s power grid. The power generation assets primarily generate revenue from capacity payments and electricity sales, both of which are variable and depend on several factors, including generation capacity in the market, the supply and demand for electricity, and the prevailing price of natural gas.

In June 2025, all four of the power plants were awarded five-year capacity contracts with IESO. The contracts were awarded to the Far North JV following successful bids submitted into the competitive IESO MT2 capacity auction and will commence on May 1, 2026.

In November 2025, Hut 8 announced the sale of the Far North JV to TransAlta following the successful optimization and long-term contract wins. The transaction closed on February 2, 2026.

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

As of December 31, 2025, we managed 280 MW of energy capacity under this program at one site in the United States owned by the King Mountain JV.

Starting April 1, 2025, we began operating as the exclusive provider of managed services to American Bitcoin via the execution of a Master Managed Services Agreement (“MSA”). Under the MSA, we provide American Bitcoin with management, oversight, strategy, compliance, operational, and other services for American Bitcoin’s mining operations. These operations are colocated at our facilities and include 205 MW of energy capacity under management currently deployed at our Vega site. The fee structure typically consists of (i) a fixed fee of $1.250/kW-month based on the power capacity of each facility, as well as (ii) designated site level reimbursements. As American Bitcoin is a consolidated subsidiary, all fees under the MSA are eliminated in consolidation.

Digital Infrastructure

Under our ASIC infrastructure business, we enter into contracts to host and operate mining equipment on behalf of third parties within our facilities. These services include the provision, if applicable, and hosting of mining equipment as well as the monitoring, troubleshooting, repair, and maintenance of such equipment. Revenues from ASIC infrastructure services are generated through fees that may be fixed or based on profit-sharing arrangements, often with reimbursement for certain pass-through costs, such as electricity.

During the fourth quarter of 2024, our agreement with Ionic Digital Inc. (“Ionic”) to host approximately 8,500 miners (0.8 EH/s) at our Alpha site was terminated. As a result, we ceased providing ASIC infrastructure services at Alpha and utilized the site solely for self-mining purposes.

Starting April 1, 2025, we began operating as the exclusive provider of ASIC infrastructure services to American Bitcoin via the execution of a Master Colocation Services Agreement (“CSA”). Under the CSA, we provide ASIC infrastructure services for American Bitcoin’s miners at our facilities. The fee structure typically includes (i) a fixed monthly fee that targets a 25% yield on cost of each facility as of the start of the specific service order under the CSA, subject to an annual increase, as well as (ii) infrastructure-related site level reimbursements. As American Bitcoin is a consolidated subsidiary, all fees under the CSA are eliminated in consolidation.

During 2024, we entered into an ASIC colocation contract with Bitmain Technologies Georgia Limited (“Bitmain”) to host miners at our Vega site. The agreement featured a fixed hosting fee with an option for us to purchase all or a portion of the hosted machines in up to three tranches at a fixed price within six months of energization of the relevant tranches. We completed energization of the miners during June and July 2025. In August 2025, pursuant to our Put Option Agreement with American Bitcoin entered into on March 31, 2025 (the “Put Option Agreement”), we assigned our option to purchase the hosted machines to American Bitcoin. In August 2025, American Bitcoin exercised this option to purchase all of the Bitmain miners hosted at the Vega site, where we then began to provide ASIC infrastructure services to American Bitcoin under the CSA.

Through our Hut 8 Canada business, we provide data center and cloud infrastructure services, including colocation solutions, supported by approximately 3 MW of energy capacity and more than 36,000 square feet of geo-diverse data center space across five locations in Canada. These services support customers operating compute, storage, and network workloads across traditional enterprise, B2B, machine learning, visual effects, and AI. Our CPU infrastructure offering is delivered in Mississauga, Ontario; Vaughan, Ontario; Kelowna, British Columbia; and two locations in Vancouver, British Columbia. The facilities are powered predominately by emission-free energy sources. This segment serves computing needs unrelated to ASIC Compute. These data centers are carrier neutral with network diversity and redundancy from multiple telecommunications providers.

Our CPU infrastructure business is based on a fixed-fee model. Customers pay a fixed recurring monthly fee based on a set amount of resources assigned.

We are expanding our Digital Infrastructure platform to support AI and other high-performance computing workloads through purpose-built data centers, beginning with the development of our River Bend campus in Louisiana.

Compute

Our Compute segment comprises operating businesses that deploy and monetize compute assets across next-generation energy-intensive technology end markets. We generate revenue through the operation of owned compute infrastructure and the provision of compute-based services, with economics driven by hardware utilization, operating efficiency, and market demand. The Compute business segment consists of ASIC Compute, Traditional Cloud, and AI Cloud.

ASIC Compute

The ASIC Compute segment reflects revenue generated primarily by American Bitcoin.

Our ASIC Compute business spanned five sites as of December 31, 2025, which are occupied by American Bitcoin miners and hosted at facilities supported by our ASIC Infrastructure:

●	four sites with facilities we own and/or lease, and operate: (1) Alpha (Niagara Falls, New York), (2) Medicine Hat (Medicine Hat, Alberta), (3) Salt Creek (Orla, Texas), and (4) Vega (Amarillo, Texas); and

●	one site that we own through a 50% joint venture, King Mountain (McCamey, Texas).

Until April 30, 2024, we also had ASIC Compute operations hosted at sites in Kearney, Nebraska and Granbury, Texas. We previously mined Bitcoin at a site in Drumheller, Alberta, which has been non-operational since March 2024 due to lack of profitability driven primarily by elevated energy costs and underlying voltage issues.

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

During February and March 2025, our mining activity was reduced due to a planned fleet upgrade, which was completed on April 4, 2025. The fleet upgrade resulted in higher efficiency Antminer S21+ miners at our Salt Creek and Medicine Hat sites, which improved ASIC Compute operations.

On March 31, 2025, we launched American Bitcoin. Beginning April 1, 2025, ASIC Compute operations previously reported under our Compute segment remain under this segment but operate generally through our majority-owned subsidiary, American Bitcoin.

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

Concurrently with the execution of the ABTC Bitmain Purchase Agreement, American Bitcoin purchased 16,299 of the Bitmain Miners, representing a total of approximately 14.02 EH/s, for a total purchase price of approximately $314 million, paid through the pledge of Bitcoin at a mutually agreed upon fixed price. Such purchase price was reduced by the application of a deposit and certain expenses of approximately $46.0 million we previously paid to Bitmain. American Bitcoin repaid the $46 million in October 2025, pursuant a pledge of additional Bitcoin to Bitmain at a mutually agreed upon fixed price, where upon Bitmain refunded the $46.0 million comprising of the deposit and certain expenses to us satisfying American Bitcoin’s repayment obligation. In September 2025, American Bitcoin purchased the remaining 981 Bitmain Miners for a total purchase price of $18.9 million, also paid through the pledge of Bitcoin at a mutually agreed upon fixed price. The Bitcoin pledged under the ABTC Bitmain Purchase Agreement has a redemption period of approximately 24 months from each pledge date.

Traditional Cloud

Our Traditional Cloud segment reflects revenue generated by Hut 8 Canada. Traditional Cloud services support both public and private cloud deployments, managed backup, business continuity and disaster recovery services, and high-performance, high-capacity storage solutions at our five HPC locations across Canada. We employ a consumption-based fee structure where customers commit to a baseline level of compute, storage, network, or power usage as defined in their service agreements. Any usage beyond this baseline is typically billed incrementally, so costs are aligned with actual resource consumption and customers are afforded flexibility as their needs evolve.

AI Cloud

Our AI Cloud assets are deployed under our wholly owned subsidiary, Highrise AI, Inc., at a third-party colocation site near Chicago, Illinois. This segment generates recurring revenue through payments made by the provider to us based on fixed infrastructure payments and a revenue share tied to AI Cloud utilization.

Other

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

Results of Operations

Twelve Months Ended December 31, 2025 and 2024

	Twelve Months Ended
	December 31,		Increase
(in USD thousands)	2025	2024	(Decrease)
Revenue:
Power	$23,212	$56,602	$(33,390)
Digital Infrastructure	9,577	17,482	(7,905)
Compute	202,329	80,701	121,628
Other	—	7,600	(7,600)
Total revenue	235,118	162,385	72,733

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	20,509	21,538	(1,029)
Cost of revenue – Digital Infrastructure	8,891	15,556	(6,665)
Cost of revenue – Compute	78,374	44,977	33,397
Cost of revenue – Other	—	4,584	(4,584)
Total cost of revenue	107,774	86,655	21,119

Operating expenses (income):
Depreciation and amortization	101,901	47,773	54,128
General and administrative expenses	122,807	72,917	49,890
Loss (gain) on digital assets	220,037	(509,337)	729,374
Loss (gain) on sale of property and equipment	4,593	(634)	5,227
Impairment - other	—	4,472	(4,472)
Total operating expense (income)	449,338	(384,809)	834,147
Operating (expense) income	(321,994)	460,539	(782,533)

Other income (expense):
Foreign exchange gain (loss)	3,396	(5,000)	8,396
Interest expense	(30,073)	(29,794)	(279)
Asset contribution costs	(22,780)	—	(22,780)
Gain on debt extinguishment	—	5,966	(5,966)
Gain on derivatives	61,550	6,780	54,770
Gain on other financial liability	956	—	956
Gain on warrant liability	384	—	384
Gain on bargain purchase	—	3,060	(3,060)
Equity in earnings of unconsolidated joint venture	8,727	10,359	(1,632)
Total other income (expense)	22,160	(8,629)	30,789

(Loss) income from continuing operations before taxes	(299,834)	451,910	(751,744)

Income tax benefit (provision)	51,836	(113,457)	165,293

Net (loss) income from continuing operations	$(247,998)	$338,453	$(586,451)

Loss from discontinued operations (net of income tax benefit of nil and $2.3 million, respectively)	—	(7,044)	7,044

Net (loss) income	(247,998)	331,409	(579,407)

Less: Net loss attributable to non-controlling interests	21,849	473	21,376
Net (loss) income attributable to Hut 8 Corp.	$(226,149)	$331,882	$(558,031)

Net (loss) income	$(247,998)	$331,409	$(579,407)
Other comprehensive (loss) income:
Foreign currency translation adjustments	35,173	(56,390)	91,563
Total comprehensive (loss) income	(212,825)	275,019	(487,844)
Less: Comprehensive income attributable to non-controlling interest	21,797	549	21,248
Comprehensive (loss) income attributable to Hut 8 Corp.	$(191,028)	$275,568	$(466,596)

Adjusted EBITDA reconciliation:

	Twelve Months Ended
	December 31,		Increase
(in USD thousands)	2025	2024	(Decrease)
Net (loss) income	$(247,998)	$331,409	$(579,407)
Interest expense	30,073	29,794	279
Income tax benefit (provision)	(51,836)	113,457	(165,293)
Depreciation and amortization	101,901	47,773	54,128
Share of unconsolidated joint venture depreciation, amortization, net of basis adjustments (1)	17,641	21,792	(4,151)
Foreign exchange (gain) loss	(3,396)	5,000	(8,396)
Loss (gain) on sale of property and equipment	4,593	(634)	5,227
Gain on debt extinguishment	—	(5,966)	5,966
Gain on derivatives	(61,550)	(6,780)	(54,770)
Gain on other financial liability	(956)	—	(956)
Gain on warrant liability	(384)	—	(384)
Gain on bargain purchase	—	(3,060)	3,060
Non-recurring transactions (2)	(7,432)	(9,882)	2,450
Asset contribution costs	22,780	—	22,780
Impairment - other	—	4,472	(4,472)
Loss from discontinued operations (net of income tax benefit of nil and $2.3 million, respectively)	—	7,044	(7,044)
Loss attributable to non-controlling interests	3,410	473	2,937
Stock-based compensation expense	57,801	20,783	37,018
Adjusted EBITDA	$(135,353)	$555,675	$(691,028)
(1)

Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 323. See Note 11. Investment in unconsolidated joint venture of the consolidated financial statements included elsewhere in this Annual Report for further detail.

(2)

Non-recurring transactions for the twelve months ended December 31, 2025 represent approximately $8.7 million of American Bitcoin-related transaction costs, $1.1 million of Far North transaction costs, and $0.4 million in restructuring costs, offset by a $17.6 million sales tax refund. Non-recurring transactions for the twelve months ended December 31, 2024 represent approximately $4.0 million of restructuring costs and $1.9 million related to the Far North transaction costs, offset by a $13.5 million contract termination fee received from MARA, and a $2.2 million tax refund.

Revenue

Total revenue was $235.1 million and $162.4 million for the twelve months ended December 31, 2025, and 2024 respectively, and consisted of Power, Digital Infrastructure, Compute, and Other.

Power

Power revenue was $23.2 million and $56.6 million for the twelve months ended December 31, 2025 and 2024, respectively. This $33.4 million decrease was primarily driven by a $40.8 million decrease in Managed Services revenue due to the $13.5 million in contract termination fees received from MARA Holdings in the prior year period, as well as the termination of the managed services agreement with Ionic in December 2024. This decrease was partially offset by a $7.4 million increase in electricity sales through the Far North JV due to growth in electricity demand during 2025. We also generate intercompany revenue under the MSA between us and American Bitcoin, which is eliminated upon consolidation.

Digital Infrastructure

Digital Infrastructure revenue was $9.6 million and $17.5 million for the twelve months ended December 31, 2025 and 2024, respectively. This $7.9 million decrease was primarily driven by (i) a $7.6 million decrease in ASIC infrastructure revenue as a result of the termination of our colocation agreement with Ionic during the fourth quarter of 2024, and (ii) a $0.3 million decrease in CPU infrastructure revenue due to customer churn. We also generate intercompany revenue under the CSA between us and American Bitcoin, which is eliminated upon consolidation.

Compute

Compute revenue was $202.3 million and $80.7 million for the twelve months ended December 31, 2025 and 2024, respectively, representing an increase of $121.6 million year over year. This increase was primarily driven by (i) a $115.4 million increase in ASIC Compute revenue, largely attributable to an increase in the average revenue per Bitcoin mined from $60,436 to $103,647 and an increase in Bitcoin mined from 1,184 to 1,803. The increase in Bitcoin mined was primarily due to improved uptime following the fleet upgrade completed in April 2025 at the Salt Creek and Medicine Hat locations and the commencement of ASIC Compute revenue through American Bitcoin mining at the Vega site in August 2025, and (ii) a $7.4 million increase in revenues from our AI Cloud offering, driven by a full year of sales activity in 2025. These increases were partially offset by a $1.2 million decrease in Traditional Cloud revenue due to customer churn.

Other

Other revenue was nil and $7.6 million for the twelve months ended December 31, 2025 and 2024, respectively. This decrease was primarily driven by (i) a $7.4 million decrease in equipment sales revenue, and (ii) equipment repair services revenue that was lower by $0.2 million.

Cost of Revenue

Total cost of revenue was $107.8 million and $86.7 million for the twelve months ended December 31, 2025, and 2024, respectively, and consisted of Power, Digital Infrastructure, Compute, and Other.

Power

Power cost of revenue was $20.5 million and $21.5 million for the twelve months ended December 31, 2025 and 2024, respectively. This $1.0 million decrease was primarily driven by a $9.2 million decrease in cost of revenue related to the termination of the managed services agreement with Ionic in December 2024. This decrease was partially offset by a $8.2 million increase in cost of revenue related to electricity sales through the Far North JV due to growth in electricity demand during 2025.

Digital Infrastructure

Digital Infrastructure cost of revenue was $8.9 million and $15.6 million for the twelve months ended December 31, 2025 and 2024, respectively. This $6.7 million decrease was primarily driven by a $7.5 million decrease in ASIC infrastructure-related costs as a result of the termination of our colocation agreement with Ionic during the fourth quarter of 2024. This decrease was partially offset by a $0.8 million increase in cost of sales related to CPU infrastructure operations, including rent, electricity, and connectivity costs.

Compute

Compute cost of revenue was $78.4 million and $45.0 million for the twelve months ended December 31, 2025 and 2024, respectively. This $33.4 million increase was primarily driven by (i) a $32.2 million rise in ASIC Compute costs due to higher uptime as a result of the fleet upgrade that was completed in April 2025 at the Salt Creek and Medicine Hat sites, as well as the energization of the Vega site in June 2025, and (ii) a $2.2 million increase in costs related to AI Cloud offerings due to having a full year of activity in 2025. These increases were partially offset by a $1.1 million decrease in Traditional Cloud costs due to customer churn.

Other

Other cost of revenue was nil and $4.6 million for the twelve months ended December 31, 2025 and 2024, respectively. This $4.6 million decrease was primarily driven by (i) a $4.2 million decrease in equipment sales costs, and (ii) a $0.4 million decrease in costs related to our equipment repair services.

Depreciation and amortization

Depreciation and amortization expense was $101.9 million and $47.8 million for the twelve months ended December 31, 2025 and 2024, respectively. This $54.1 million increase was primarily driven by (i) a $35.5 million increase in depreciation of American Bitcoin’s ASIC miners as a result of the fleet upgrade that was completed in April 2025 at our Salt Creek and Medicine Hat sites, as well as American Bitcoin’s purchase of the Bitmain Miners at the Vega site in August 2025, (ii) an $11.5 million increase in depreciation of our mining infrastructure and related machinery and equipment related to the construction and energization of our Vega site in June 2025, and (iii) a $6.6 million increase in depreciation of our AI GPUs primarily related to a full year of ownership in 2025 compared to only a partial year in 2024.

General and administrative expenses

General and administrative (“G&A”) expenses were $122.8 million and $72.9 million for the twelve months ended December 31, 2025, and 2024, respectively. This $49.9 million uptick in G&A expenses was primarily driven by (i) a $37.0 increase in share based payments, (ii) an $11.2 million growth in salary and benefit expenses due to added headcount to support our growth initiatives, (iii) a $9.5 million increase in transaction costs related to the ABTC Merger, and (iv) a $6.5 million increase in general, marketing, travel, and other expenses in line with the rise in headcount to support our growth initiatives. These increases were partially offset by a $17.8 million decrease in sales tax expenses as we received a $17.8 million sales tax refund in Canada in December 2025 related to sales taxes paid in 2024 and prior periods.

Loss (gain) on digital assets

Loss on digital assets was $220.0 million for the twelve months ended December 31, 2025, compared to a gain on digital assets of $509.3 million for the twelve months ended December 31, 2024. The year-over-year unfavorable variance was primarily driven by a decrease in the price of Bitcoin, which declined from approximately $93,354 as of December 31, 2024 to approximately $87,498 as of December 31, 2025.

Other income (expense)

Other income was $22.2 million for the twelve months ended December 31, 2025, compared to other expense of $8.6 million for the twelve months ended December 31, 2024. This $30.8 million increase was primarily driven by (i) a $54.8 million increase in gain on derivatives related to our Bitcoin redemption option and call options, (ii) an $8.4 million increase in foreign exchange gain, (iii) a $1.0 million increase in gain on other financial liability, and (iv) a $0.4 million increase in gain on warrant liability. These gains were partially offset by (i) a $22.8 million increase in asset contributions costs related to the launch of American Bitcoin, (ii) a $6.0 million decrease in gain on debt extinguishment, (iii) a $3.1 million decrease in gain on bargain purchase related to the Far North JV acquisition in the prior period, (iv) a $1.6 million decrease in equity in earnings of unconsolidated joint venture, and (v) a $0.3 million decrease in interest expense due to lower interest rates on our outstanding debt.

Income tax benefit (provision)

Income tax benefit was $51.8 million for the twelve months ended December 31, 2025, compared to income tax provision of $113.5 million for the twelve months ended December 31, 2024. The income tax benefit for the twelve months ended December 31, 2025 was primarily driven by deferred tax impacts related to unrealized losses on digital assets, compared to an income tax provision for the twelve months ended December 31, 2024 that resulted from deferred tax impacts associated with unrealized gains on digital assets.

Loss from discontinued operations

Loss from discontinued operations was nil and $7.0 million for the twelve months ended December 31, 2025 and 2024, respectively. On March 6, 2024, we announced that we would cease operations at our Drumheller site in Alberta, Canada in connection with restructuring and optimization initiatives designed to strength financial performance. Of the $7.0 million loss related to the closure of our Drumheller site, the impairment of the long-term assets contributed $6.1 million and $3.2 million was from other operational activities. These losses were partially offset by a tax benefit of $2.3 million.

Twelve Months Ended December 31, 2024 and 2023

	Twelve Months Ended
	December 31,		Increase
(in USD thousands)	2024	2023	(Decrease)
Revenue:
Power	$56,602	$22,794	$33,808
Digital Infrastructure	17,482	8,291	9,191
Compute	80,701	64,851	15,850
Other	7,600	110	7,490
Total revenue	162,385	96,046	66,339

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	21,538	7,263	14,275
Cost of revenue – Digital Infrastructure	15,556	4,321	11,235
Cost of revenue – Compute	44,977	42,592	2,385
Cost of revenue – Other	4,584	18	4,566
Total cost of revenue	86,655	54,194	32,461

Operating (income) expenses:
Depreciation and amortization	47,773	17,537	30,236
General and administrative expenses	72,917	49,133	23,784
Gain on digital assets	(509,337)	(32,626)	(476,711)
(Gain) loss on sale of property and equipment	(634)	888	(1,522)
Realized gain on sale of digital assets	—	(2,376)	2,376
Impairment of digital assets	—	1,431	(1,431)
Impairment – other	4,472	—	4,472
Legal settlement	—	(1,531)	1,531
Total operating (income)	(384,809)	32,456	(417,265)
Operating income	460,539	9,396	451,143

Other (expense) income:
Foreign exchange gain (loss)	(5,000)	1,002	(6,002)
Interest expense	(29,794)	(24,933)	(4,861)
Gain on debt extinguishment	5,966	23,683	(17,717)
Gain on derivatives	6,780	—	6,780
Gain on bargain purchase	3,060	—	3,060
Equity in earnings of unconsolidated joint venture	10,359	12,815	(2,456)
Total other (expense) income	(8,629)	12,567	(21,196)

Income from continuing operations before taxes	451,910	21,963	429,947

Income tax provision	(113,457)	(190)	(113,267)

Net income from continuing operations	$338,453	$21,773	$316,680

(Loss) income from discontinued operations (net of income tax benefit of $2.3 million and nil, respectively)	(7,044)	77	(7,121)

Net income	331,409	21,850	309,559

Less: Net loss attributable to non-controlling interests	473	—	473
Net income attributable to Hut 8 Corp.	$331,882	$21,850	$310,032

Net income	$331,409	$21,850	$309,559
Other comprehensive income (loss):
Foreign currency translation adjustments	(56,390)	10,761	(67,151)
Total comprehensive income	275,019	32,611	242,408
Less: Comprehensive income (loss) attributable to non-controlling interest	549	—	549
Comprehensive income attributable to Hut 8 Corp.	$275,568	$32,611	$242,957

Adjusted EBITDA reconciliation:

	Twelve Months Ended
	December 31,		Increase
(in USD thousands)	2024	2023	(Decrease)
Net income	$331,409	$21,850	$309,559
Interest expense	29,794	24,933	4,861
Income tax provision	113,457	190	113,267
Depreciation and amortization	47,773	17,537	30,236
Share of unconsolidated joint venture depreciation, amortization, net of basis adjustments (1)	21,792	21,016	776
Foreign exchange (gain) loss	5,000	(1,002)	6,002
(Gain) loss on sale of property and equipment	(634)	888	(1,522)
Gain on debt extinguishment	(5,966)	(23,683)	17,717
Gain on derivatives	(6,780)	—	(6,780)
Gain on bargain purchase	(3,060)	—
Non-recurring transactions (2)	(9,882)	10,513	(20,395)
Impairment - other	4,472	—
Loss from discontinued operations (net of income tax benefit of $2.3 million and nil, respectively)	7,044	(77)	7,121
(Income) loss attributable to non-controlling interests	473	—	473
Stock-based compensation expense	20,783	13,563	7,220
Adjusted EBITDA	$555,675	$85,728	$469,947
(1)

Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 323. See Note 11. Investments in unconsolidated joint venture of our Consolidated Financial Statements for further detail.

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

Power

Power revenue was $56.6 million and $22.8 million for the twelve months ended December 31, 2024 and 2023, respectively. This $33.8 million increase was primarily driven by (i) a $13.5 million contract termination fee received from MARA, (ii) a $11.4 million increase in electricity sales through the Far North JV assets, which we acquired in February 2024, and (iii) an $8.9 million increase in Managed Services revenue related to the managed services agreement with Ionic, which was entered into during January 2024 and terminated effective December 2024.

Digital Infrastructure

Digital Infrastructure revenue was $17.5 million and $8.3 million for the twelve months ended December 31, 2024 and 2023, respectively. This $9.2 million increase was primarily driven by (i) a $5.2 million increase in CPU infrastructure revenue, reflecting a full year of revenue recognition following the Business Combination, and (ii) a $4.0 million increase in cost reimbursements related to the Ionic colocation agreement.

Compute

Compute revenue was $80.7 million and $64.9 million for the twelve months ended December 31, 2024 and 2023, respectively. This $15.8 million increase was primarily driven by (i) a $7.3 million increase in ASIC Compute revenue, largely due to an increase in the average revenue per Bitcoin mined from $30,398 to $60,436, partially offset by a decrease in Bitcoin mined, due to an increase in network difficulty and the Halving event (we mined 1,184 Bitcoin during the twelve months ended December 31, 2024 versus 2,138 Bitcoin mined during the twelve months ended December 31, 2023), (ii) a $6.7 million increase in recurring Traditional Cloud revenue, reflecting a full year of Traditional Cloud operations during twelve months ended December 31, 2024 compared to one month of Traditional Cloud operations following the Business Combination, and (iii) a $1.8 million contribution from our AI Cloud offering, which launched in September 2024.

Other

Other revenue was $7.6 million and nil for the twelve months ended December 31, 2024 and 2023, respectively. This increase was primarily driven by (i) a $7.4 million increase in Equipment Sales revenue, reflecting higher demand for mining-related infrastructure, and (ii) a $0.2 million increase in Equipment Repair service revenue.

Cost of revenue

Total cost of revenue was $86.7 million and $54.2 million for the twelve months ended December 31, 2024, and 2023, respectively, and consisted of Power, Digital Infrastructure, Compute, and Other.

Power

Power cost of revenue was $21.5 million and $7.3 million for the twelve months ended December 31, 2024 and 2023, respectively. This $14.2 million increase was primarily driven by (i) a $12.8 million increase in cost of revenue related to the Far North JV assets, which were acquired in February 2024, and (ii) a $1.4 million increase in operating costs related to the managed services agreement with Ionic, which was terminated effective December 2024.

Digital Infrastructure

Digital Infrastructure cost of revenue was $15.6 million and $4.3 million for the twelve months ended December 31, 2024 and 2023, respectively. This $11.2 million increase was primarily driven by (i) a $7.5 million increase in colocation-related costs as a result of eleven months of costs related to the Ionic colocation agreement during 2024 compared to five months of costs during 2023, and (ii) a $3.8 million increase in cost of sales related to CPU infrastructure operations, including rent, electricity, and connectivity costs, reflecting a full year of operations subsequent to the Business Combination.

Compute

Compute cost of revenue was $45.0 million and $42.6 million for the twelve months ended December 31, 2024 and 2023, respectively. This $2.4 million increase was primarily driven by (i) a $5.5 million increase in Traditional Cloud costs, reflecting a full year of  Traditional Cloud operations during twelve months ended December 31, 2024 compared to one month of Traditional Cloud operations during twelve months ended December 31, 2023 following the Business Combination, and (ii) a $1.0 million increase in costs related to our AI Cloud offering, which launched in September 2024. These increases were partially offset by $4.1 million decrease in ASIC Compute costs due to fleet relocation from higher cost hosted to lower cost self-mining sites and the deployment of Reactor, our proprietary energy curtailment software.

Other

Other cost of revenue was $4.6 million and nil for the twelve months ended December 31, 2024 and 2023, respectively. This $4.6 million increase was primarily driven by (i) a $4.5 million increase in equipment sales costs as a result of the increased volume of equipment sold, and (ii) $0.1 million in costs related to our equipment repair service.

Depreciation and amortization

Depreciation and amortization expense was $47.8 million and $17.5 million for the twelve months ended December 31, 2024 and 2023, respectively. This $30.3 million increase was primarily driven by (i) higher depreciation from assets acquired in the Business Combination as we recognized twelve months of combined company depreciation in 2024 compared to one month of combined company depreciation in 2023, (ii) depreciation related to the Far North JV transaction, which was completed in February 2024, (iii) depreciation as a result of the development of the Salt Creek site, which went live in April 2024, and (iv) depreciation from the newly acquired assets related to our AI Cloud operations.

General and administrative expenses

G&A expenses were $72.9 million and $49.1 million for the twelve months ended December 31, 2024 and 2023, respectively. This $23.8 million increase was primarily driven by (i) a $10.6 million increase in salary and benefits due to twelve months of combined company expenses in 2024 compared to one month of combined company expenses in 2023 (our number of employees increased from 108 employees as of November 30, 2023, the date of the Business Combination, to 220 employees as of December 31, 2024), (ii) a $7.2 million increase in stock-based compensation due to new restricted stock unit and performance stock unit grants to retain and incentivize our talent, partially offset by no restricted stock award activity in 2024 compared to $8.5 million of restricted stock activity in 2023, (iii) a $3.9 million increase in restructuring expenses related to the Business Combination, and (iv) a $1.9 million increase in costs related to Far North JV acquisition.

Gains on digital assets

Gains on digital assets were $509.3 million and $32.6 million for the twelve months ended December 31, 2024 and 2023, respectively. This increase was due to the increased Bitcoin prices as of December 31, 2024 compared to the prior year period. The price of Bitcoin as of December 31, 2024 was approximately $93,354 compared to $42,288 as of December 31, 2023.

Other expense (income)

Other expense was $8.6 million for the twelve months ended December 31, 2024 compared to other income of $12.6 million for the twelve months ended December 31, 2023. This $21.2 million increase was primarily driven by (i) a $17.7 million decrease in gain on debt extinguishment related to the Anchorage debt-to-equity conversion of $6.0 million in 2024, compared to $23.7 million debt extinguishment related to the NYDIG loan recorded in 2023, (ii) a $3.6 million increase in interest expense due to an increase in the amount of borrowing in 2024 compared to 2023, which comprised of the $150.0 million Coatue note and the additional $15.0 million drawdown from our loan with Coinbase, (iii) a $6.0 million increase in foreign exchange loss due to our net U.S. dollar monetary liability position in our Canadian dollar functional currency subsidiaries and a decline in the Canadian dollar to U.S. dollar exchange rate of approximately 8% compared to a 2% increase during the twelve months ended December 31, 2023 (the increase noted in the prior period is for the period from the Business Combination to December 31, 2023, reflecting one month of combined company results), and (iv) a $2.0 million decrease in equity in earnings of King Mountain JV due to the impact of the Halving on ASIC Compute revenue. These increases were partially offset by (i) a $7.3 million gain on derivatives due to an increase in the mark-to-market value of our call options and Bitcoin redemption option, and (ii) a $3.1 million gain on bargain purchase related to the Far North JV acquisition driven by the fair value of the net assets acquired being greater than the consideration transferred.

Income tax provision

Our income tax provision was $113.5 million and $0.2 million for the twelve months ended December 31, 2024 and 2023, respectively. This $113.3 million increase was primarily due to $93.0 million in deferred taxes related to the gain on the fair value of our Bitcoin holdings, in addition to higher taxable income for the twelve months ended December 31, 2024.

Six Months Ended December 31, 2023 and 2022

	Six Months Ended
	December 31,		Increase
(in USD thousands)	2023	2022	(Decrease)
Revenue:
Power	$12,595	$2,600	$9,995
Digital Infrastructure	5,817	14,006	(8,189)
Compute	41,347	25,744	15,603
Other	110	3,635	(3,525)
Total revenue	59,869	45,985	13,884

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	3,366	1,063	2,303
Cost of revenue – Digital Infrastructure	4,276	400	3,876
Cost of revenue – Compute	26,040	23,193	2,847
Cost of revenue – Other	18	3,112	(3,094)
Total cost of revenue	33,700	27,768	5,932

Operating expenses (income):
Depreciation and amortization	10,569	11,811	(1,242)
General and administrative expenses	37,547	10,609	26,938
Gain on digital assets	(32,626)	—	(32,626)
Loss on sale of property and equipment	443	—	443
Realized gain on sale of digital assets	—	(2,201)	2,201
Impairment of digital assets	—	2,272	(2,272)
Impairment of long-lived assets	—	63,574	(63,574)
Total operating expense (income)	15,933	86,065	(70,132)
Operating income (expense)	10,236	(67,848)	78,084

Other income (expense):
Foreign exchange gain	1,002	—	1,002
Interest expense	(11,701)	(14,703)	3,002
Equity in earnings (loss) of unconsolidated joint venture	6,173	(510)	6,683
Total other expense	(4,526)	(15,213)	10,687

Income (loss) from continuing operations before taxes	5,710	(83,061)	88,771

Income tax benefit	421	1,808	(1,387)

Net income (loss) from continuing operations	$6,131	$(81,253)	$87,384

Income from discontinued operations (net of income tax of nil and nil, respectively)	77	—	77

Net income (loss)	$6,208	$(81,253)	$87,461

Other comprehensive income:
Foreign currency translation adjustments	10,761	—	10,761
Total comprehensive income (loss)	$16,969	$(81,253)	$98,222

Adjusted EBITDA reconciliation:

	Six Months Ended
	December 31,		Increase
(in USD thousands)	2023	2022	(Decrease)
Net income (loss)	$6,208	$(81,253)	$87,461
Interest expense	11,701	14,703	(3,002)
Income tax benefit	(421)	(1,808)	1,387
Depreciation and amortization	10,569	11,811	(1,242)
Share of unconsolidated joint venture depreciation, amortization, net of basis adjustments (1)	10,503	2,540	7,963
Foreign exchange gain	(1,002)	—	(1,002)
Losses on sale of property and equipment	443	—	443
Non-recurring transactions (2)	12,044	—	12,044
Impairment of long-lived assets	—	63,574
Income from discontinued operations (net of income tax benefit of nil and nil, respectively)	(77)	—	(77)
Stock-based compensation expense	12,216	3,263	8,953
Adjusted EBITDA	$62,184	$12,830	$49,354

(1)         Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC 323. See Note 11. Investment in unconsolidated joint venture of the Consolidated Financial Statements for further detail.

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

Power

Power revenue was $12.6 million for the six months ended December 31, 2023, consisting of (i) $9.6 million in fees from Managed Services and (ii) $3.0 million in cost reimbursements. Power revenue was $2.6 million for the six months ended December 31, 2022, primarily consisting of (i) $1.5 million in managed service fees and (ii) $1.1 million in cost reimbursements. We began our Managed Services offerings for third parties in November 2022; therefore, the six months ended December 31, 2023 reflects a full period of activity related to Managed Services, whereas the comparative period of the six months ended December 31, 2022 reflects less than two months of activity. The six months ended December 31, 2023 also includes revenue from an interim Managed Services agreement with Celsius Mining LLC, which was signed in December 2023.

Digital Infrastructure

Digital Infrastructure revenue was $5.8 million and $14.0 million for the six months ended December 31, 2023~~,~~ and 2022, respectively. Revenue for the six months ended December 31, 2023 primarily consisted of (i) hosting services revenue from our Alpha site and (ii) one month of recurring CPU infrastructure revenue as a result of the Business Combination. Revenue for the six months ended December 31, 2022 consisted of $14.0 million of hosting services revenue. During six months ended December 31, 2022, one of our hosting customers defaulted on its contract, resulting in contract termination without a refund obligation for prepaid amounts. This resulted in the recognition of $13.1 million in remaining deferred revenue related to this customer.

Compute

Compute revenue consisted of ASIC Compute revenue of $41.3 million and $25.7 million for the six months ended December 31, 2023 and 2022, respectively. This was primarily driven by (i) an increase in the average price per Bitcoin mined and (ii) one month of combined company activity after the Business Combination. The average revenue per Bitcoin mined was approximately $33,331 as of December 31, 2023 compared to approximately $20,218 as of December 31, 2022. This was partially offset by a decrease of approximately 29 Bitcoin mined, exclusive of our net share of the King Mountain JV, period over period due to increased Bitcoin network difficulty.

Other

Other revenue was $0.1 million and $3.6 million for the six months ended December 31, 2023 and 2022, respectively. Other revenue for the six months ended December 31, 2023 consisted of $0.1 million in equipment repair services revenue. Other revenue for the six months ended December 31, 2022 consisted of $3.6 million in equipment sales revenue.

Cost of revenue

Power

Cost of revenue for Power for the six months ended December 31, 2023 and 2022 were $3.4 million and $1.1 million, respectively, primarily consisting of reimbursable payroll and other site operating costs. The increase in costs is primarily attributable to the full six months of activity in the 2023 period compared to only two months of activity related to Managed Services in the 2022 period.

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

General and administrative expenses

G&A expenses were $37.5 million and $10.6 million for the six months ended December 31, 2023 and 2022, respectively. The increase in G&A expenses was driven by (i) a $9.0 million increase in stock-based compensation due to certain stock options granted and restricted stock awards that were accelerated upon the closing of the Business Combination and certain stock options and restricted stock awards that were issued and immediately vested before the closing of the Business Combination, (ii) a $3.7 million increase in salary and benefit costs due to the headcount increasing from 49 to 208 employees as part of the Business Combination and to support the our growth, and (iii) a $9.6 million sales tax provision from a non-recurring state tax accrual related to a facility build out. G&A expenses for the six months ended December 31, 2023 also include one-time transaction costs of $2.4 million primarily related to the Business Combination.

Gains on digital assets

Gains on digital assets were $32.6 million and nil for the six months ended December 31, 2023 and 2022, respectively. The increase was due to our early adoption of ASU 2023-08 for the six months ended December 31, 2023, which requires us to recognize our digital assets at fair value with changes recognized in net income during the reporting period.

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

Income tax benefit

Our income tax benefit was $0.4 million and $1.8 million for the six months ended December 31, 2023 and 2022, respectively. This $1.4 million decrease was primarily due to lower taxable income for the six months ended December 31, 2023 compared to the prior period.

King Mountain JV

The King Mountain JV is a 50% joint venture with one of the world’s largest renewable energy producers. The King Mountain JV has 280 MW of behind-the-meter self-mining and hosting operations located at a wind farm in McCamey, Texas.

As of December 31, 2025, the King Mountain JV owned approximately 18,000 miners for self-mining (about 1.8EH/s) and hosted approximately 56,562 miners (about 10.2 EH/s) for a single hosting customer at its King Mountain site, which has a total capacity of 280 MW.

We account for the King Mountain JV using the equity method of accounting, resulting in reporting the King Mountain JV as an unconsolidated joint venture. Additionally, our 50% portion of any distributions from the King Mountain JV are used to pay down the TZRC Secured Promissory Note. See Note 11. Investment in unconsolidated joint venture and Note 15. Loans, notes payable, and other financial liabilities to the consolidated financial statements found elsewhere in this Annual Report for additional information on the King Mountain JV and TZRC Secured Promissory Note.

Below are the condensed consolidated income statements for the King Mountain JV for the twelve months ended December 31, 2025 and December 31, 2024, and the six months ended December 31, 2023 and December 31, 2022.

Condensed Consolidated Income Statement
	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands)	2025	2024	2023	2022
Total revenue, net	$136,336	$143,685	$80,565	$12,144
Gross profit	57,128	69,832	38,667	4,133
Net income (loss)	3,509	6,775	5,371	(1,020)
Net income (loss) attributable to investee	1,755	3,388	2,686	(510)

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

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands)	2025	2024	2023	2022
Net income (loss)	$3,509	$6,775	$5,371	$(1,020)
Depreciation and amortization	49,490	62,519	30,478	5,079
Interest income	(3,169)	(3,325)	(413)	-
Adjusted EBITDA	$49,830	$65,969	$35,436	$4,059

Liquidity and Capital Resources

Our primary sources of liquidity include our cash and cash equivalents, debt facilities, Bitcoin on our balance sheet, equity sales, and the cash flows generated from operations. We are exploring additional financing structures, including the use of project-level financing, to finance our development initiatives, including infrastructure build outs. Under our lease agreement with Fluidstack, we are required to build and deliver a data center with 245 MW IT capacity in phases with initial delivery targeted for Q2 2027. We have partnered with Jacobs and Vertiv to build the data center at a cost of $9-$11 million per MW.

Historically, our primary cash needs have been for working capital to support growth initiatives, including infrastructure purchases and development, acquisitions, and equipment financing, including the purchase of additional Bitcoin miners. Going forward, we will continue to prioritize infrastructure development while our ASIC compute operations will mainly be conducted through American Bitcoin, our consolidated subsidiary. In addition to equipment financing for the purchase of additional Bitcoin miners, American Bitcoin’s primary cash needs are to support its Bitcoin accumulation efforts, including at-market purchases of Bitcoin.

In June 2025, we amended our Credit Agreement with Coinbase to, among other things, amend and increase available capacity under the credit facility from $65.0 million to up to $130.0 million. In August 2025, we borrowed the remaining $65.0 million of the available capacity. In December 2025, we further amended the Coinbase Credit Agreement to increase the facility from $130.0 million to $200.0 million and borrowed an additional $70.0 million.

As of December 31, 2025, we had access to $200.0 million from the Two Prime Credit Agreement. We did not draw on this facility during the twelve months ended December 31, 2025.

On August 22, 2025, we established our $1.0 billion 2025 ATM, which replaced our prior $500 million 2024 ATM program that launched on December 4, 2024. As of August 22, 2025, prior to its termination, we had issued and sold shares under the 2024 ATM for gross proceeds of $299.4 million at a weighted average price of $27.83 per share. For reference, our average share price from commencement of the 2024 ATM until August 22, 2025 was $18.61 per share. As of December 31, 2025, we issued and sold 4,020,630 shares under the 2025 ATM for gross proceeds of $183.4 million at a weighted average issuance price of $45.62 per share.

On September 3, 2025, American Bitcoin established a $2.1 billion at-the-market equity program (the “American Bitcoin 2025 ATM”). As of December 31, 2025, American Bitcoin issued and sold 65,485,198 shares of Class A common stock under the American Bitcoin 2025 ATM for gross proceeds of $240.5 million at a weighted average issuance price per share of $3.67.

Our ability to meet our anticipated cash requirements will depend on various factors including our ability to maintain our existing business, enter into new lines of business, provide new offerings, compete with existing and new competitors in existing and new markets and offerings, acquire new businesses or pursue strategic transactions, access public and private capital markets, and respond to global and domestic economic, geopolitical, social conditions and their impact on demand for our offerings.

We believe that cash flows generated from operating activities, Bitcoin held on our consolidated balance sheet, and other financings will be sufficient to meet our anticipated short-term cash requirements. With respect to the construction of our River Bend data center facility, we currently expect to fund our capital expenditures through a combination of cash and Bitcoin on our balance sheet and project-level financing of up to 85% LTC, which is expected to be underwritten by J.P. Morgan, as lead left arranger, and Goldman Sachs, each anticipated to serve as a loan underwriter, subject to the negotiation and execution of definitive transaction agreements and the satisfaction of customary closing conditions. On a long-term basis, we plan to rely on access to public and private capital markets for any long-term funding not provided by operating cash flows, cash on hand, Bitcoin on our consolidated balance sheet, and debt and project financing.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Twelve Months Ended
	December 31,
(in USD thousands)	2025	2024
Cash flows used in operating activities	$(139,226)	$(68,535)
Cash flows used in investing activities	(754,207)	(188,472)
Cash flows provided by financing activities	856,127	311,946

Operating Activities

Net cash used in operating activities was $139.2 million for the twelve months ended December 31, 2025, resulting from net loss of $248.0 million, offset by adjustments to reconcile net income to net cash used in operating activities of $159.6 million and changes in assets and liabilities of $50.8 million. Net cash used in operating activities was $68.5 million for the twelve months ended December 31, 2024, resulting from net income of $331.4 million, offset by adjustments to reconcile net income to net cash used in operating activities of $385.5 million and changes in assets and liabilities of $14.4 million.

Investing Activities

Net cash used in investing activities totaled $754.2 million for the twelve months ended December 31, 2025, primarily consisting of (i) $405.1 million in Bitcoin purchases by American Bitcoin for its strategic reserve, (ii) $202.9 million in property and equipment purchases primarily related to Vega and River Bend construction, (iii) $162.7 million in deposits for future site land and infrastructure purchases, (iv) $25.0 million in purchases of other digital assets, and (v) $14.0 million in deposits paid to purchase miners and mining equipment. These outflows were partially offset by (i) $46.0 million in cash received from the Bitmain deposit refund, (ii) $5.9 million in proceeds from the sale of property and equipment, and (iii) $3.7 million in proceeds from the sale of digital assets. Net cash provided by investing activities totaled $188.5 million for the twelve months ended December 31, 2024, primarily consisting of (i) $124.0 million in property and equipment purchases, (ii) $100.7 in Bitcoin purchases for our strategic reserve, and (iii) a $39.6 million deposit for acquiring miners. These inflows were partially offset by $74.5 million in proceeds from the sale of Bitcoin.

Financing Activities

Net cash provided by financing activities was $856.1 million for the twelve months ended December 31, 2025, primarily consisting of (i) $314.4 million in net proceeds from the issuance of common stock through our 2024 ATM and 2025 ATM, (ii) $237.7 million in net proceeds from the issuance of American Bitcoin’s Class A common stock through the American Bitcoin 2025 ATM, (iii) $205.3 million in net cash proceeds from the issuance and sale of American Bitcoin’s Class A common stock through a Common Stock Purchase Agreement for a private placement with certain accredited investors, and (iv) $135 million in proceeds under the Coinbase Credit Agreement. These inflows were partially offset by $45.6 million in loan repayments. Net cash provided by financing activities was $311.9 million for the twelve months ended December 31, 2024, primarily consisting of (i) $150.0 million in net proceeds from notes payable from the Coatue note, (ii) $162.0 million in net proceeds from the issuance of common stock through our 2024 ATM, and (iii) $22.2 million in net proceeds from covered call options premiums.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis and base them on historical experience and other factors we believe to be reasonable under the circumstances. Because these estimates involve judgments about future events and are inherently uncertain, actual results may differ materially from those estimates. Changes in these estimates or assumptions could have a material impact on our results of operations, financial position, and statement of cash flows.

While our significant accounting policies are described in more detail in Note 2, Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements, included elsewhere in this Annual Report, we believe the following accounting policies and estimates are most critical to understanding and evaluating this management discussion and analysis:

Digital Assets

Accounting for digital assets requires significant judgment, including classification, measurement, presentation, and the determination of fair value. Digital assets pledged as collateral, including under arrangements with Bitmain, require additional judgment in evaluating the appropriate accounting treatment, including whether such assets remain recognized on our Consolidated Balance Sheets. Pledged digital assets remain recognized because we retain ownership and continue to be exposed to changes in market value.

Stock-Based Compensation

We recognize compensation expense for all stock-based payment awards made to employees, directors, consultants, and service providers, if any, including incentive stock options, non-qualified stock options, stock awards, and stock units based upon the estimated grant-date fair value of the awards. For more complex performance awards, including awards with market-based performance conditions, we employ a Monte Carlo simulation valuation method to calculate the fair value of the awards based on the most likely outcome. Under the Monte Carlo simulation, a number of variables and assumptions are used including, but not limited to, the expected stock price volatility over the term of the award, the risk-free rate, and dividend yield, if any.

Finite-Lived Intangible Assets

We evaluate the useful lives of our intangible assets to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, and other economic factors. Finite-lived intangible assets are amortized over their estimated useful lives and evaluated for impairment at least annually, or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Determining useful lives and assessing recoverability require management judgment and the use of estimates, including assumptions regarding future cash flows and economic conditions. Changes in these assumptions could materially affect amortization expense or result in impairment charges in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Tariff Risk

Changes in government and economic policies, incentives, trade regulations, or tariffs may have a material impact on equipment that we import. While the final scope, timing, and application of recently announced or proposed changes in U.S. trade policy remain uncertain, increases in tariffs on imported equipment, as well as the potential imposition of retaliatory tariffs by foreign jurisdictions, could materially increase our equipment and infrastructure costs or limit the availability of certain components. Such developments could adversely affect our ability to procure equipment on a timely basis or at cost-effective levels, which in turn may impact project timelines, capital expenditures, and operating margins. We continuously monitor developments in trade policy and may adjust our procurement strategies, sourcing arrangements, or deployment plans in response to such changes; however, there can be no assurance that such actions will fully mitigate the impact of adverse tariff or trade policy developments.

Foreign Exchange Risk

Foreign exchange risk arises from fluctuations in currency exchange rates that impact our results of operations, financial position, and cash flows. A portion of our operations is conducted through Hut 8 Canada, and we incur operating expenses, capital expenditures, and other costs denominated primarily in Canadian dollars, while our reporting currency is the U.S. dollar. In addition, a significant portion of our Bitcoin holdings are held by our Canadian subsidiary.

Changes in the U.S. dollar and Canadian dollar exchange rate may affect the U.S. dollar value of our operating costs, capital expenditures, intercompany balances, and the translation of the financial results and Bitcoin holdings of Hut 8 Canada into U.S. dollars for financial reporting purposes. Adverse movements in foreign exchange rates could increase our costs or reduce reported revenues, asset values, and earnings. While we may seek to manage foreign exchange exposure through operational strategies from time to time, we do not currently engage in foreign currency hedging activities and therefore remain exposed to fluctuations in exchange rates.

Market Price Risk of Bitcoin

We hold a significant amount of Bitcoin; therefore, we are exposed to the impact of market price changes in Bitcoin.

As of December 31, 2025, we held 15,679 Bitcoin, comprising 10,278 Bitcoin held by Hut 8 and 5,401 Bitcoin held by American Bitcoin. Based on a fair value of approximately $87,498 per Bitcoin, the aggregate fair value of these holdings as of December 31, 2025 was approximately $1.37 billion. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

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

Credit Risk

Credit risk arises from our practice of pledging Bitcoin as collateral in transactions with counterparties. We mitigate this risk by engaging with counterparties that we believe possess strong creditworthiness based on their size, credit quality, and reputation, among other factors. During the twelve months ended December 31, 2025, we have not incurred any material loss from such transactions. However, there remains a risk that a counterparty could default on its obligations to us, which might result in a material loss. We continually assess the credit risk associated with our counterparties and, if necessary, recognize a loss provision or write-down. Credit risk also arises from us placing our cash and demand deposits in financial institutions. Although we strive to limit our exposure by placing cash and demand deposits with financial institutions with a high credit standing, there can be no assurances that we are able to mitigate our credit risk. In addition, we are exposed to credit risk associated with the creditworthiness of our customers and other counterparties, as non-performance or financial deterioration of these parties could adversely impact cash flows and liquidity.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

We have one loan that maintains a variable interest rate, the TZRC Secured Promissory Note, which includes a maximum interest rate of 15.25%. As a result, changes in market interest rates could affect our operations over certain periods and may also impact our ability to finance projects. For more information regarding the TZRC Secured Promissory Note, see Note 15. Loans, notes payable, and other financial liabilities to the consolidated financial statements included elsewhere in this Annual Report.

We also earn interest income on the cash balances at variable rates. Changes in the short-term interest rates are not expected to have a material impact on the fair value of our cash balances.

We may enter into project-level financing arrangements that include floating rate components, including rates based on a Secured Overnight Financing Rate benchmark. To the extent that we enter into such arrangements, our exposure to interest rate variability could increase. We may seek to manage a portion of this exposure through the use of financial hedging instruments; however, such instruments may not be available on acceptable terms, may not be effective in mitigating interest rate risk, or may introduce additional risks.

Item 8. Financial Statements and Supplementary Data

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page

Hut 8 Corp. and Subsidiaries
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 185)	82
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 1232)	86
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024	87
Consolidated Statements of Operations and Comprehensive (Loss) Income for the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023	88
Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023	89
Consolidated Statements of Cash Flows for the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023	90
Notes to Consolidated Financial Statements	92

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Hut 8 Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Hut 8 Corp. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of audit evidence pertaining to the existence of and rights to digital assets

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company’s digital assets are either held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company’s ownership and pledged as collateral under a borrowing arrangement or held by Bitmain Technologies Delaware Limited (together with its affiliates, Bitmain) for the Bitcoin pledged in connection with the BITMAIN Purchase Agreement for miner purchases from Bitmain (collectively, the digital assets). As of December 31, 2025, the carrying amount of the Company’s digital assets was $1,371.9 million.

We identified the evaluation of audit evidence pertaining to the existence of and the Company’s rights to the Company’s digital assets as a critical audit matter. A high degree of auditor judgment was involved in determining the nature and extent of the procedures performed and audit evidence obtained to assess the existence of and the Company’s rights to the digital assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the existence of and the Company’s rights to the digital assets as of December 31, 2025. We obtained confirmations from the third-party custodians and Bitmain of the Company’s digital assets as of December 31, 2025 and compared the total digital assets confirmed to the Company’s records. We also compared the Company’s record of digital asset holdings and transactions to the records on the public blockchain using a proprietary software audit tool. For digital assets held by Bitmain, we obtained evidence that management had control to the private keys required to access these digital assets by observing the movement of digital assets both prior to and subsequent to year-end using the related private keys. For a selection of on blockchain transfers to third parties, we obtained and assessed evidence that the transaction was appropriately authorized and recorded by the Company. We evaluated the reliability of audit evidence obtained from public blockchain.

Evaluation of the sufficiency of audit evidence over Bitcoin mining revenue

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company recorded $186.9 million of Bitcoin mining revenue for the year ended December 31, 2025. The Company has entered into arrangements with mining pool operators to perform hash computations for the mining pools. In exchange for providing hash computation services, the Company is entitled to noncash consideration in the form of Bitcoin, calculated under payout models determined by the mining pool operators.

We identified the evaluation of the sufficiency of audit evidence over Bitcoin mining revenue as a critical audit matter. Subjective auditor judgment, including specialized skills and knowledge, was required to evaluate the nature and extent of procedures performed over the completeness, existence, and accuracy of Bitcoin mining revenue.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the completeness, existence, and accuracy of Bitcoin mining revenue. We evaluated the design and tested the operating effectiveness of certain internal controls over the completeness, existence, and accuracy of the Company’s Bitcoin mining revenue as of December 31, 2025. We involved Information Technology (IT) professionals with specialized skills and knowledge, who assisted in testing certain general IT and automated internal controls over IT systems used for the processing and recording of Bitcoin mining revenue. We obtained confirmations from the third-party mining pool operators of the total mining rewards earned, Bitcoin deposited, and the Bitcoin wallet addresses in which the rewards are deposited for the year ended December 31, 2025, and compared the confirmed information to the Company’s records. For a selection of the Company’s Bitcoin mining revenue, we compared the Company’s record of Bitcoin received from the mining pool operators to the records of the public blockchain using a proprietary software audit tool. We evaluated the reasonableness of the prices utilized by the Company to record Bitcoin received as Bitcoin mining revenue by obtaining independent Bitcoin prices and comparing those to the prices selected by the Company. We performed substantive analytical procedures to determine the completeness, existence, and accuracy of Bitcoin mining revenue recognized by the Company. In addition, we evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

New York, New York

February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Hut 8 Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Hut 8 Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

New York, New York

February 25, 2026

Report of Independent Registered
Public Accounting Firm

Board of Directors and Shareholders
Hut 8 Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Hut 8 Corp. and its subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the twelve months ended December 31, 2024 and for the six months ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the twelve months ended December 31, 2024 and for the six months ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RAYMOND CHABOT GRANT THORNTON LLP

We have served as the Company’s auditor from 2023 to 2024.

Montréal, Canada

February 28, 2025

Hut 8 Corp. and Subsidiaries

Consolidated Balance Sheets

(in USD thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash	$44,914	$85,044
Restricted cash	2,373	591
Accounts receivable, net	31,122	6,989
Deposits and prepaid expenses	189,332	52,679
Derivative assets	16,223	18,076
Digital assets – pledged for miner purchase	84,688	92,389
Digital assets receivable	812	—
Income taxes receivable	—	1,073
Assets held for sale	38,719	—
Total current assets	408,183	256,841

Non-current assets
Derivative assets	101,179	—
Digital assets – held in custody	661,979	525,235
Digital assets – pledged for miner purchase	242,937	—
Digital assets – pledged as collateral	396,624	331,876
Property and equipment, net	643,244	221,681
Operating lease right-of-use asset	18,496	20,593
Deposits and prepaid expenses	8,314	7,886
Investment in unconsolidated joint venture	45,158	82,015
Other investments	6,378	6,378
Intangible assets, net	11,141	13,273
Goodwill	210,087	53,082
Total non-current assets	2,345,537	1,262,019
Total assets	$2,753,720	$1,518,860

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$44,519	$41,786
Miner purchase liability, current portion	100,910	15,096
Deferred revenue	1,458	6,199
Operating lease liability, current portion	2,891	2,689
Finance lease liability, current portion	—	4,783
Derivative liability	—	18,437
Loans, notes payable, and other financial liabilities, current portion	199,926	64,965
Income taxes payable	115	—
Liabilities held for sale	25,764	—
Total current liabilities	375,583	153,955

Non-current liabilities
Miner purchase liability, less current portion	332,153	—
Operating lease liability, less current portion	16,279	18,675
Finance lease liability, less current portion	—	18,917
Loans, notes payable, and other financial liabilities, less current portion	210,235	235,620
Deferred tax liabilities	129,854	111,114
Warrant liability	146	—
Total non-current liabilities	688,667	384,326
Total liabilities	1,064,250	538,281

Commitments and contingencies

Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 110,091,358 and 99,478,012 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,101	995
Additional paid-in capital	1,425,775	789,597
Retained earnings	5,481	231,630
Accumulated other comprehensive loss	(10,432)	(45,553)
Total Hut 8 Corp. stockholders’ equity	1,421,925	976,669
Non-controlling interests	267,545	3,910
Total equity	1,689,470	980,579
Total liabilities and equity	$2,753,720	$1,518,860

See accompanying Notes to Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in USD thousands, except share and per share data)

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2023
Revenue:
Power	$23,212	$56,602	$12,595
Digital Infrastructure	9,577	17,482	5,817
Compute	202,329	80,701	41,347
Other	—	7,600	110
Total revenue	235,118	162,385	59,869

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	20,509	21,538	3,366
Cost of revenue – Digital Infrastructure	8,891	15,556	4,276
Cost of revenue – Compute	78,374	44,977	26,040
Cost of revenue – Other	—	4,584	18
Total cost of revenue	107,774	86,655	33,700

Operating expenses (income):
Depreciation and amortization	101,901	47,773	10,569
General and administrative expenses	122,807	72,917	37,547
Losses (gains) on digital assets	220,037	(509,337)	(32,626)
Loss (gain) on sale of property and equipment	4,593	(634)	443
Impairment – other	—	4,472	—
Total operating expenses (income)	449,338	(384,809)	15,933
Operating (loss) income	(321,994)	460,539	10,236

Other income (expense):
Foreign exchange gain (loss)	3,396	(5,000)	1,002
Interest expense	(30,073)	(29,794)	(11,701)
Asset contribution costs	(22,780)	—	—
Gain on debt extinguishment	—	5,966	—
Gain on derivatives	61,550	6,780	—
Gain on other financial liability	956	—	—
Gain on warrant liability	384	—	—
Gain on bargain purchase	—	3,060	—
Equity in earnings of unconsolidated joint venture	8,727	10,359	6,173
Total other income (expense)	22,160	(8,629)	(4,526)

(Loss) income from continuing operations before taxes	(299,834)	451,910	5,710

Income tax benefit (provision)	51,836	(113,457)	421

Net (loss) income from continuing operations	$(247,998)	$338,453	$6,131

(Loss) gain from discontinued operations (net of income tax benefit of nil, $2.3 million, and nil, respectively)	—	(7,044)	77

Net (loss) income	(247,998)	331,409	6,208

Less: Net loss attributable to non-controlling interests	21,849	473	—
Net (loss) income attributable to Hut 8 Corp.	$(226,149)	$331,882	$6,208

Net (loss) income per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp.	$(2.14)	$3.71	$0.12
Diluted from continuing operations attributable to Hut 8 Corp.	$(2.14)	$3.40	$0.11

Weighted average number of shares of common stock outstanding:
Basic	105,328,890	91,320,744	51,268,013
Diluted	105,328,890	101,047,739	55,272,610

Net (loss) income	$(247,998)	$331,409	$6,208
Other comprehensive income (loss):
Foreign currency translation adjustments	35,173	(56,390)	10,761
Total comprehensive (loss) income	(212,825)	275,019	16,969
Less: Comprehensive loss attributable to non-controlling interest	21,797	549	—
Comprehensive (loss) income attributable to Hut 8 Corp.	$(191,028)	$275,568	$16,969

See accompanying Notes to Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in USD thousands, except share and per share data)

			Additional	(Accumulated Deficit)		Accumulated Other
	Common Stock		Paid-in	Retained	Non-controlling	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Interests	Loss	Equity
Balance, June 30, 2023	43,193,201	$432	$133,439	$(106,498)	$—	$—	$27,373
Cumulative effect upon adoption of ASU 2023-08	—	—	—	38	—	—	38
Issuance of common stock for the replacement of cancelled restricted stock awards – net of retroactive application of recapitalization	968,388	10	7,805	—	—	—	7,815
Issuance of common stock – stock option exercises – net of retroactive application of recapitalization	42,508	—	16	—	—	—	16
Shares issued in the Business Combination	44,346,008	443	430,578	—	—	—	431,021
Warrants assumed in the Business Combination	—	—	6	—	—	—	6
Issuance of common stock – restricted stock unit settlements	412,859	4	(4)	—	—	—	—
Stock-based compensation	—	—	4,401	—	—	—	4,401
Foreign currency translation adjustments	—	—	—	—	—	10,761	10,761
Net income	—	—	—	6,208	—	—	6,208
Balance, December 31, 2023	88,962,964	$889	$576,241	$(100,252)	$—	$10,761	$487,639
Issuance of common stock – at-the-market offering, net of issuance costs	5,553,458	56	161,902	—	—	—	161,958
Issuance of common stock – stock option exercises	1,478,415	15	561	—	—	—	576
Issuance of common stock – restricted stock unit settlements	1,145,963	12	(12)	—	—	—	—
Issuance of common stock – restricted stock unit settlements, net of withholding taxes	5,927	—	(40)	—	—	—	(40)
Issuance of common stock – deferred stock unit settlements	17,850	—	—	—	—	—	—
Issuance of common stock – debt extinguishment	2,313,435	23	30,162	—	—	—	30,185
Acquisition of subsidiary with noncontrolling ownership interests	—	—	—	—	4,459	—	4,459
Stock-based compensation	—	—	20,783	—	—	—	20,783
Foreign currency translation adjustments	—	—	—	—	(76)	(56,314)	(56,390)
Net income	—	—	—	331,882	—	—	331,882
Net loss attributable to non-controlling interest	—	—	—	—	(473)	—	(473)
Balance, December 31, 2024	99,478,012	$995	$789,597	$231,630	$3,910	$(45,553)	$980,579
Issuance of Class A common stock by American Bitcoin Corp., net of issuance costs	—	—	245,863	—	207,156	—	453,019
American Bitcoin Corp. Class A common stock consideration for the ABTC Merger	—	—	85,989	—	49,834	—	135,823
Issuance of Class A common stock by American Bitcoin Corp. – warrant exercises	—	—	5,197	—	3,290	—	8,487
Warrants assumed by American Bitcoin Corp. from the ABTC Merger	—	—	18	—	—	—	18
Deferred income tax on American Bitcoin Corp. – equity transactions	—	—	(73,219)	—	—	—	(73,219)
Issuance of common stock – at-the-market offering, net of issuance costs	9,225,649	92	314,258	—	—	—	314,350
Issuance of common stock – stock option exercises	843,113	8	321	—	—	—	329
Issuance of common stock – restricted stock unit settlements	544,584	6	(6)	—	—	—	—
Issuance of warrants by subsidiary	—	—	1,803	—	—	—	1,803
Non-controlling interest in American Bitcoin Corp.	—	—	(2,267)	—	25,152	—	22,885
Stock-based compensation	—	—	58,221	—	—	—	58,221
Foreign currency translation adjustments	—	—	—	—	52	35,121	35,173
Net loss	—	—	—	(226,149)	—	—	(226,149)
Net loss attributable to non-controlling interests	—	—	—	—	(21,849)	—	(21,849)
Balance, December 31, 2025	110,091,358	$1,101	$1,425,775	$5,481	$267,545	$(10,432)	$1,689,470

See accompanying Notes to Consolidated Financial Statements.

Reflects the retrospective application of the 0.6716 share consolidation pursuant to the Business Combination effective November 30, 2023

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(in USD thousands)

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2023
Operating activities
Net (loss) income	$(247,998)	$331,409	$6,208
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	101,901	47,773	10,569
Impairment – other	—	4,472	—
Amortization of operating right-of-use assets	2,612	1,636	208
Non-cash lease expense	2,390	1,972	185
Stock-based compensation	57,802	20,783	12,216
Equity in earnings of unconsolidated joint venture	(8,727)	(10,359)	(6,173)
Distributions of earnings from unconsolidated joint venture	45,584	11,000	17,100
Compute revenue related to ASIC compute	(186,935)	(71,536)	(40,741)
Hosting revenue earned in Bitcoin	—	(4,262)	(2,027)
Losses (gains) on digital assets	220,037	(509,337)	(32,626)
Deferred tax assets and liabilities	(54,648)	111,758	(845)
Gain on debt extinguishment	—	(5,966)	—
Non-cash income	—	(4,472)	—
Foreign exchange (gain) loss	(3,396)	5,000	(1,338)
Amortization of debt discount	508	4,178	3,649
Loss (gain) on sale of property and equipment	4,593	(634)	443
Gain on derivatives	(61,550)	(6,780)	—
Gain on other financial liability	(956)	—	—
Gain on bargain purchase	—	(3,060)	—
Gain on warrant liability	(384)	—	—
Paid-in-kind interest expense	18,002	15,249	7,669
Loss (income) on discontinued operations	—	7,044	(77)
Asset contribution costs	22,780	—	—
Changes in assets and liabilities:
Accounts receivable, net	(26,374)	(719)	(643)
Deposits and prepaid expenses	(9,876)	(5,584)	(254)
Equipment held for sale	—	3,907	—
Income taxes receivable	732	(1,073)	—
Income taxes payable	115	—	—
Accounts payable and accrued expenses	(5,589)	(8,349)	3,326
Deferred revenue	(4,741)	3,499	1,669
Operating lease liabilities	(5,108)	(3,767)	(456)
Deposit liability	—	(2,317)	2,317
Net cash used in operating activities	(139,226)	(68,535)	(19,621)

Investing activities
Proceeds from sale of digital assets	3,737	74,476	41,548
Bitcoin purchased	(405,147)	(100,708)	—
Other digital asset purchased	(25,000)	—	—
Deposit paid to purchase miners and mining equipment	(14,000)	(39,611)	—
Deposits for future sites	(162,691)	—	—
Purchases of property and equipment	(202,928)	(123,991)	(604)
Proceeds from sale of property and equipment	5,871	4,851	672
Cash received from Bitmain deposit refund	45,951	—	—
Additions to intangible assets	(1,011)	(286)	—
Cash paid to acquire investment in Ionic	—	(6,378)	—
Cash acquired on completion of the Business Combination	—	—	23,031
Cash acquired on Far North JV acquisition	—	3,175	—
Cash acquired from ABTC Merger	894	—	—
Cash acquired from American Data Centers Inc.	117	—	—
Net cash (used in) provided by investing activities	(754,207)	(188,472)	64,647

Financing activities
Proceeds from loans payable	135,000	14,849	—
Proceeds from notes payable	—	150,000	—
Proceeds from subsidiary warrants exercised	6	—	—
Net proceeds from covered call options premium	9,510	22,236	—
Repayments of loans payable	(45,584)	(34,039)	(24,740)
Deferred financing fees related to loan payable	(38)	—	—
Debt issuance costs paid	—	(867)	—
Principal payments on finance lease	(3,965)	(2,727)	(60)
Payment of withholding tax on vesting of restricted stock units	—	(40)	—
Proceeds from the issuance of common stock – stock option exercises	329	576	16
Proceeds from the issuance of common stock – at-the-market offering, net of issuance costs	314,350	161,958	—
Proceeds from the issuance of American Bitcoin Corp. Class A common stock – at-the-market offering, net of issuance costs	237,744	—	—
Proceeds from the issuance of American Bitcoin Corp. Class A common stock – non-at-the-market offering, net of issuance costs	205,275	—	—
Proceeds from other financial liability	3,500	—	—
Net cash provided by financing activities	856,127	311,946	(24,784)

Effect of exchange rate changes on cash, and restricted cash	285	(261)	336
Net (decrease) increase in cash	(37,021)	54,678	20,578
Cash, beginning of period	85,635	30,957	10,379
Cash, and restricted cash, end of period	$48,614	$85,635	$30,957

See accompanying Notes to Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(in USD thousands)

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest	$13,556	$11,159	$454
Cash paid for income taxes	$1,188	$2,816	$700

Non-cash transactions
Reclassification of deposits and prepaid expenses to property and equipment	$—	$400	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$16	$9,282	$1,470
Property and equipment acquired under finance leases	$—	$25,888	$—
Mining revenue in accounts receivable, net	$—	$—	$292
Property and equity acquired under miner purchase liability	$352,980	$—	$7,095
Common stock issued in connection with debt extinguishment	$—	$30,185	$—
Net loss attributable to non-controlling interests	$(21,849)	$(473)	$—
Assets acquired net of liabilities assumed on Far North JV acquisition, net of cash	$—	$6,463	$—
Net assets acquired through Merger of American Bitcoin Corp. and Gryphon Digital Mining, Inc., net of cash	$134,929	$—	$—
Assets acquired net of liabilities assumed on completion of the Business Combination, net of cash	$—	$—	$407,996
Cumulative effect upon adoption of ASU 2023-08	$—	$—	$38
Issuance of common stock - restricted stock unit settlements	$6	$10	$4
Issuance of warrants by subsidiary as finance lease payments	$1,803	$—	$—
Digital assets received for the issuance of Class A common stock by American Bitcoin Corp.	$10,000	$—	$—
Stock-based compensation capitalized in property and equipment, net	$419	$—	$—
Subsidiary warrants exercised	$5,191	$—	$—

Reconciliation of cash, and restricted cash to the Consolidated Balance Sheets:
Cash	$44,914	$85,044	$30,504
Restricted cash	2,373	591	453
Cash included in Assets held for sale	1,327	—	—
Total cash, and restricted cash	$48,614	$85,635	$30,957

See accompanying Notes to Consolidated Financial Statements

Note 1. Organization

Nature of operations and corporate information

Hut 8 Corp. (together with its consolidated subsidiaries, the “Company” or “Hut 8”) is an energy infrastructure platform that integrates Power, Digital Infrastructure, and Compute at scale to fuel next-generation, energy-intensive use cases. The Company takes a power-first, innovation-driven approach to developing, commercializing, and operating the critical infrastructure that underpins the breakthrough technologies of today and tomorrow. The Company was incorporated in Delaware in January 2023. As of December 31, 2025, the Company’s platform spanned 1,020 megawatts of Energy Capacity Under Management, 330 megawatts of Energy Capacity Under Construction, and 1,230 megawatts of Energy Capacity Under Development across 19 sites in the United States and Canada: five Bitcoin mining, hosting, and Managed Services sites in Alberta, New York, and Texas; five high performance computing data centers in British Columbia and Ontario; four power generation assets in Ontario (see Note 5. Far North sale for further information on the sale of Far North Power Corp.); one non-operational site in Alberta; three sites under development in Texas and Illinois; and one site under construction in Louisiana.

Business combination

On November 30, 2023, U.S. Data Mining Group, Inc. dba US Bitcoin Corp, a Nevada corporation doing business as “US BITCOIN” (“USBTC”), and Hut 8 Mining Corp., a corporation existing under the laws of British Columbia (“Legacy Hut”), combined their businesses pursuant to a business combination agreement (“the Business Combination Agreement”) signed on February 6, 2023 by becoming wholly owned subsidiaries of a newly formed U.S. domiciled parent entity, named “Hut 8 Corp.” The transaction (the “Business Combination”) was accounted for under the acquisition method with USBTC identified as the accounting acquirer for financial statement reporting purposes.

In connection with the Business Combination, USTBC changed its fiscal year end to December 31 from June 30, effective November 30, 2023. As a result, the Company’s results of operations, and all transactions impacting stockholders’ equity presented in this Annual Report for the 2023 comparative period are for the six months ended December 31, 2023. The results for the six months ended December 31, 2023 consist of 5 months of financial information for USBTC from July to November 2023, and 1 month of financial information for the combined company for December 2023.

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

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-12, Codification Improvements (“ASU 2025-12”). Among other amendments to various Topics within the FASB Accounting Standards Codification, ASU 2025-12 clarifies dilutive earnings per share treatment for certain contracts that may be settled in stock or cash when a company has a loss from continuing operations. This update is effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently assessing the impact of adopting this standard. For earnings per share amendments, adoption of ASU 2025-12 requires retrospective application to each prior reporting period presented.

In September 2025, FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”). With respect to Topic 815, ASU 2025-07 refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This update is effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently assessing the impact of adopting this standard. ASU 2025-07 may be applied using a prospective or modified retrospective transition approach.

In September 2025, FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs, and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adopting the standard. ASU 2025-06 may be applied using a prospective transition, modified transition, or retrospective transition approach.

In January 2025, FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2025-01 was issued to clarify the effective date for ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities to provide additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization related to oil-and-gas producing activities. ASU 2024-03 is effective for the first annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of adopting the standard. ASU 2024-03 may be applied prospectively or retrospectively.

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures (1) for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and (2) for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the 2025 annual period with prospective application. See Note 21. Income taxes for the disclosures consistent with the new standard.

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

Cash

Cash includes cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal or use. The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2025 and December 31, 2024, the Company had no cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. To date, the Company has not experienced any losses on these deposits.

Restricted cash

Restricted cash as of December 31, 2025 and 2024 principally represents those cash balances that support commercial letters of credit and are restricted from withdrawal.

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

Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses are recorded in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Based on the Company’s current and historical collection experience, management recorded allowances for doubtful accounts of $0.2 million and $0.2 million as of December 31, 2025 and December 31, 2024, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2025 and December 31, 2024:

	Fair value measured at December 31, 2025
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
(in USD thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Digital assets	$1,386,228	$1,386,228	$—	$—
Bitcoin redemption options	117,402	—	117,402	—
Other financial liability	(2,544)	—	—	(2,544)
Warrant liability	(146)	—	—	(146)

	Fair value measured at December 31, 2024
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
(in USD thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Digital assets	$949,500	$949,500	$—	$—
Bitcoin redemption options	18,076	—	—	18,076
Covered call options	(18,437)	—	(18,437)	—

In determining the fair value of its digital assets, the Company uses quoted prices as determined by the Company’s principal market, which is the Coinbase exchange. As such, the Company’s digital assets were determined to be Level 1 assets. See Digital assets below for a description of the Company’s digital asset accounting policy.

The Company estimates the fair value of its Bitcoin redemption options using the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the redemption option. The Company previously used the Black-Scholes pricing model and reflected the observable forward price of the underlying asset in the estimation of fair value but now uses the Black model as the forward price of the underlying asset is a direct input of the Black model. In addition, management’s assumption of the start of a Bitcoin redemption option’s redemption period, triggered by a shipment date of purchased property and equipment, was previously a significant unobservable input that has now resolved. The Company previously determined that the Bitcoin redemption option was a Level 3 liability given a significant unobservable input was included in its valuation. As a result of the resolution of the previously significant unobservable input, the Company transferred the Bitcoin redemption option out of Level 3 into Level 2 during the twelve months ended December 31, 2025.

See Derivatives below for a description of certain of the Company’s derivative instrument accounting policies.

In estimating the fair value of its call options sold on Bitcoin that it owns (the “covered call options”), the Company uses the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the options. The expected term of the options is the contractual term of the options given the options can only be exercised on their expiry date (i.e., European-style options). The Company previously used the Black-Scholes pricing model and reflected the observable forward price of the underlying asset in the estimation of fair value but now uses the Black model as the forward price of the underlying asset is a direct input of the Black model. The Company determined that the covered call options are Level 2 liabilities given all inputs are observable, but the options themselves are not traded in an active market.

The Company estimated the fair value of its other financial liability using the Probability-Weighted Expected Return Method (“PWERM”), which includes significant unobservable inputs, including the instrument’s estimated credit spread, and as a result, the Company determined that the other financial liability is a Level 3 liability. For quantitative disclosure on the inputs used to estimate the fair value of the Company’s other financial liability, see Note 15. Loans, notes payable, and other financial liabilities. See Other financial liability for a description of the Company’s other financial liability accounting policy.

The Company estimated the fair value of its warrant liability using the Black-Scholes pricing model, which includes significant unobservable inputs, including the expected term of the warrants, and as a result, the Company determined that the warrant liability is a Level 3 liability. For quantitative disclosure on the inputs used to estimate the fair value of the Company’s warrant liability, see Note 16. Derivatives. See Warrant liability for a description of the Company’s warrant liability accounting policy.

The Company estimates the fair value of its separated embedded derivative from convertible note using the partial differential equation model (“PDE Model”), which includes several inputs and assumptions including the Company’s common stock price at the time of valuation, the implied volatility of the Company’s common stock matching the moneyness of the conversion option, the risk-free interest rate curve, and the instrument’s estimated credit spread. In addition, management’s assumption of the probability of occurrence of the separated embedded derivative from convertible note’s trigger event is a significant unobservable input. For quantitative disclosure on the inputs used to estimate the fair value of the Company’s separated embedded derivative from convertible note, see Note 16. Derivatives. The Company determined that the separated embedded derivative from convertible note is a Level 3 liability given significant unobservable inputs are included in its valuation.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s non-financial assets, including goodwill, intangible assets, operating lease right-of-use assets, assets held for sale, and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. The Company had nil impairment from its continuing operations related to its non-financial assets and liabilities measured on a non-recurring basis during the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023, respectively. The Company recognized approximately nil and $6.1 million of impairment losses from its discontinued operations related to the Drumheller site’s non-financial assets and liabilities measured on a non-recurring basis during the twelve months ended December 31, 2025 and 2024, respectively. There were no discontinued operations during the six months ended December 31, 2023. See the Impairment of long-lived assets and goodwill accounting policy below, as well as Note 6. Discontinued operations for further discussion.

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

Digital assets

Digital assets are accounted for as intangible assets in accordance with ASC Topic 350-60, Intangibles—Goodwill and Other, Crypto Assets (“ASC 350-60”) after early adoption of ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), and are measured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price from the Company’s principal market, which is the Coinbase exchange, in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company’s Bitcoin mining revenue recognition cut-off. Changes in fair value are recognized in Losses (gains) on digital assets, in Operating (loss) income on the Consolidated Statements of Operations and Comprehensive (Loss) Income. When the Company sells digital assets, gains or losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a First In-First Out basis and are also recorded within the same line item Losses (gains) on digital assets.

Digital assets received by the Company through its revenue activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

During the fourth quarter of 2024, the Company made the strategic decision to change its approach towards its strategic treasury policy, retaining all Bitcoin mined in its operations to increase its Bitcoin holdings. As a result of its intent to hold on to its Bitcoin, the Company began classifying its digital assets held as a non-current asset on its Consolidated Balance Sheets, except for certain specific use cases. Decisions to utilize the Bitcoin will be made on a case-by-case basis. The Company has classified certain digital assets as current and non-current on its Consolidated Balance Sheets in connection with the Bitcoin it purchased and subsequently pledged to Bitmain Technologies Delaware Limited (together with its affiliates, “Bitmain”) under a Future Sales and Purchase Agreement (as amended, the “Bitmain Purchase Agreement”) and an On-Rack Sales and Purchase Agreement (the “ABTC Bitmain Purchase Agreement”) to acquire ASIC miners.

Investment in equity investees

The Company accounts for its investment in equity investees in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The Company accounts for its investment in the joint venture, TZRC LLC (“TZRC”), under ASC 323 because it has the ability to exercise significant influence, but not control, over the investee. See Note 11. Investment in unconsolidated joint venture for additional information on the equity method investment entity. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent, or an ownership interest greater than three to five percent in certain partnerships, unincorporated joint ventures and limited liability companies, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, an investment in the unconsolidated investee is generally initially measured and recorded at cost.

The Company recorded its investment in TZRC based upon the fair value of the consideration transferred which was determined to be its cost. The Company’s investment is subsequently adjusted to recognize its share of net income or losses as they occur. The Company also adjusts its investment upon receipt of a distribution from an equity investee, which is accounted for as a distribution-in-kind that is measured as of time of receipt. The Company’s share of the investees’ earnings or losses is recorded, net of taxes, within Equity in earnings of unconsolidated joint venture on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Additionally, the Company’s interest in the net assets of its equity method investee is reflected on its Consolidated Balance Sheets. If, upon the Company’s acquisition of the investment, there is any difference between the cost of the investment and the amount of the underlying equity in the net assets of the investee, the difference is required to be accounted for as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the Company is unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, success of the mining operations and the overall health of the investee’s industry), then the Company would record a write-down to the estimated fair value. No impairment of the Company’s investment in TZRC was recorded for the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023, respectively.

Other investments

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

Based on the currently available information and data, management has determined that the straight-line method of depreciation best reflects the current expected useful life of mining equipment and related infrastructure. Management reviews estimates at each reporting date and will revise such estimates as and when data become available. Management reviews the appropriateness of its assumptions related to residual value at each reporting date.

The estimated useful lives of the Company’s property and equipment placed in service are generally as follows:

Useful life (in years)
Mining infrastructure	5 – 10
Miners and mining equipment	2 – 4
Data center infrastructure	5 – 8
Computer and network equipment	3
Right-of-use assets - Finance lease	Shorter of lease term or useful life of asset
Leasehold improvements	Shorter of lease term or useful life of asset
Land improvements	15
Power plant assets	10
AI GPUs	5

Upon the sale or retirement of property and equipment, the cost and accumulated depreciation and amortization are removed from the Company’s Consolidated Balance Sheets and Consolidated Statement of Operations and Comprehensive (Loss) Income in the relevant reporting period.

Assets held for sale

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

Upon designation as an asset held for sale, the Company records its carrying value at the lower of its carrying value or estimated fair value, less any costs to sell, and ceases depreciation. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of held for sale assets until the date of sale. The Company assesses the fair value of an asset less any costs to sell in each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Refer to Note 5. Far North sale for assets held for sale as of December 31, 2025. There were no assets held for sale as of December 31, 2024.

Goodwill

Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed at least annually for possible impairment. A qualitative assessment may be first performed to determine whether it is more likely than not that a reporting unit is impaired. If through the qualitative assessment it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined more likely than not that goodwill is impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of the reporting unit using a combination of an income (discounted cash flow) approach and a market approach at the reporting unit level. The estimation of the fair value of the reporting unit requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of the fair value of the reporting unit is based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors, and technological change or competitive activities may signal that an asset has become impaired. For the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023, there was nil impairment of goodwill.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment at least annually, or more frequently whenever events or changes in circumstances indicate that the carrying value of such assets (or asset groups) may not be fully recoverable. The asset (or asset group) to be held and used that is subject to impairment review represents the lowest level of identifiable cash flows that is largely independent of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered unrecoverable, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Factors the Company considers that could trigger an impairment include, but are not limited to, the following: significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, and significant technological changes that could render the asset (or asset group) obsolete. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded as cost and expenses in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. For the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023, there was nil impairment from continuing operations. For the discontinued operations, there were nil and $6.1 million of impairment losses pertaining to the Company’s asset groups for the twelve months ended December 31, 2025 and December 31, 2024, respectively. There were no discontinued operations for the six months ended December 31, 2023.

Finite-lived intangible assets

Intangible assets comprise customer relationships and a favorable contract acquired by the Company through a business combination, and rights to a property management agreement (“PMA”) under which it would be compensated for services of running TZRC’s operations. Intangible assets are amortized on a straight-line basis over the expected useful life, which is their contractual term or estimated useful life. The Company performs assessments to determine whether the finite-lived classification is still appropriate at least annually. The carrying value of finite-lived assets and their remaining useful lives are also reviewed at least annually to determine if circumstances exist that indicate a potential impairment or revision to the amortization period. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. The Company exercises judgment in selecting the assumptions used in the estimated future undiscounted cash flows analysis. Impairment is measured by the amount that the carrying value exceeds fair value. The use of different estimates or assumptions could result in significantly different fair values for our reporting units and intangible assets.

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

Derivatives

The Company accounts for the derivative contracts it enters into, including Bitcoin redemption options and covered call options, as well as the separated embedded derivative from convertible note, and warrant liability as follows:

Bitcoin redemption option

The Company has entered into agreements to purchase property and equipment that include pledges of Bitcoin and rights to redeem the pledged Bitcoin for certain periods after the relevant redemption periods start. These Bitcoin redemption options do not qualify as accounting hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Company carries its Bitcoin redemption options at fair value and any gains or losses are recognized in profit or loss.

Covered call options

From time to time, the Company has sold covered call options to generate cash flows on a portion of its Bitcoin held. These options do not qualify as accounting hedges under ASC 815. Accordingly, the Company carries its covered call options at fair value and any gains or losses are recognized in profit or loss.

Separated embedded derivative from convertible note

The Company evaluates and accounts for derivatives embedded in its convertible instruments in accordance with ASC 815.  Accordingly, the Company has assessed if embedded derivatives should be separated from its host contract and accounted for as a derivative instrument based on whether all three ASC 815 criteria are met: (1) the economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract, (2) the hybrid instrument is not remeasured at fair value under GAAP with changes in fair value reported in earnings as they occur, and (3) a separate instrument with the same terms as the embedded derivative would be a derivative instrument. ASC 815 also provides an exception to this rule when the host instrument is deemed to be a conventional convertible debt instrument as defined in the FASB ASC topic. The Company identified embedded derivatives in the Coatue note, which is a convertible instrument it issued, including conversion options, other redemption features, and contingently exercisable options. The Company determined that the Contingent Repurchase Right (as defined in Note 15. Loans and notes payable) in such convertible instrument is an embedded derivative that should be separated from its host contract and accounted for as a derivative instrument as per ASC 815. The conversion option is indexed to the Company’s common stock and meets the criteria for classification in stockholders’ equity, and therefore derivative accounting does not apply. The other embedded derivatives do not meet all three previously mentioned ASC 815 criteria, and therefore should not be separated from their host contract. The Company accounts for its separated embedded derivative as a derivative instrument that is carried at fair value and recognizes any gains or losses in profit or loss.

Warrant liability

The Company assumed certain warrants in the ABTC Merger (as defined below) that meet the definition of a derivative under ASC 815, and due to the terms, the warrants are required to be classified as a liability. The warrant liability is carried at fair value and any gains or losses are recorded in profit or loss.

Convertible instruments

As noted above in the Company’s Derivatives accounting policy, various embedded derivatives were identified in the Coatue note and were evaluated and accounted for in accordance with ASC 815. If an embedded derivative is separated from its host contract, the debt host contract is discounted by the initial fair value of the separated embedded derivative and is offset by issuance costs associated with the host contract. The Company accounts for its host contract, whose embedded derivative becomes separated, subsequently at amortized cost, and the discount and issuance costs are amortized to interest expense over the expected term of the host contract using the effective interest method.

Other financial liability

The Company carries its other financial liability at fair value in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and any gains or losses are recognized in profit or loss.

Warrant liability

The Company carries its warrant liability at fair value in accordance with ASC 815 and any gains or losses are recognized in profit or loss.

Segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make strategic decisions, allocate resources, and assess financial performance. The Company’s operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics and have similar business activities. The Company’s Chief Executive Officer (“CEO”) serves as the CODM, responsible for strategic decisions regarding operations and financial management. As of December 31, 2025, the Company has four reportable segments, each evaluated separately by the CODM: Power, Digital Infrastructure, Compute, and Other. The Company changed its reportable segments during the year ended December 31, 2024 to better align with the Company’s objectives; accordingly, the results from the six months ended December 31, 2023 were recast to align with the new reportable segments. The previous reportable segments were as follows: Digital Asset Mining, Managed Services, High Performance Computing – Colocation and Cloud, and Other. The CODM uses revenue and cost of revenue of the Company’s four reportable segments to assess their performance. The CODM does not evaluate performance or allocate resources based on segment asset or liability information.

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

Power

The Power business segment consists of revenue streams related to Power Generation and Managed Services.

Power Generation

The Company generates revenue by providing capacity and energy to the electrical grid through its four natural gas power plants in Ontario, Canada, owned by the Company’s consolidated subsidiary, Far North Power Corp., and its respective subsidiaries. During the twelve months ended December 31, 2025, the Company entered into an agreement to sell all of its equity interests in the Far North JV. Refer to Note 5. Far North sale for further details.

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

Starting April 1, 2025, the Company began operating as the exclusive provider of managed services to American Bitcoin (as defined below) via the execution of a Master Managed Services Agreement (“MSA”). Under the MSA, the Company provides American Bitcoin with management, oversight, strategy, compliance, operational, and the other services for American Bitcoin’s mining operations colocated at the Company’s facilities. The fee structure typically consists of (i) a fixed fee of $1.250/kW-month based on the power capacity of each facility, as well as (ii) designated site level reimbursements. As American Bitcoin is a consolidated subsidiary, all fees under the MSA are eliminated in consolidation.

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

In contracts in which the Company receives noncash consideration, the Company measures noncash consideration at the Bitcoin spot price at the beginning of the day UTC on the date of contract inception, as determined by the Company’s principal market, which is the Coinbase exchange. The Company recognizes this noncash consideration on the same day that control of the contracted service transfers to the customer, which is the same day as the contract inception.

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

Starting April 1, 2025, the Company began operating as the exclusive provider of ASIC colocation services to American Bitcoin via the execution of a Master Colocation Services Agreement (“CSA”). Under the CSA, the Company provides ASIC colocation services for American Bitcoin’s miners at the Company’s facilities. The fee structure typically includes (i) a fixed monthly fee that targets a 25% yield on cost of each facility as of the start of the specific service order under the CSA, subject to an annual increase, as well as (ii) infrastructure-related site level reimbursements. As American Bitcoin is a consolidated subsidiary, all fees under the CSA are eliminated in consolidation.

Compute

The Compute business segment consists of revenue streams related to ASIC Compute, AI Cloud, and Traditional Cloud operations.

ASIC Compute

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

For each contract, the Company measures noncash consideration at the Bitcoin spot price at the beginning of the day (midnight UTC time) on the date of contract inception, as determined by the Company’s principal market, which is the Coinbase exchange. The Company recognizes this noncash consideration on the same day that control of the contracted service transfers to the mining pool operator, which is the same day as the contract inception.

AI Cloud

The Company launched a AI Cloud offering as its inaugural GPU cluster came online in September 2024. The Company has entered into a contract with an AI cloud services provider pursuant to which the provider pays the Company a fixed infrastructure fee and a share of its revenues from the sale of its services at the cluster. The Company applies the five step ASC 606 model in determining the appropriate treatment of its AI Cloud revenue. The performance obligation by the Company is to provide certain compute hosting services as outlined in the contract with the customer and also making available the compute power required by the customer for their services. The Company satisfies its performance obligation over the term of the contract as the customer simultaneously receives and consumes the services provided the Company.

Traditional Cloud

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

For more complex performance awards, including awards with market-based performance conditions, the Company employs a Monte Carlo simulation valuation method to calculate the fair value of the awards based on the most likely outcome. Under the Monte Carlo simulation, a number of variables and assumptions are used including, but not limited to, the expected stock price volatility over the term of the award, the risk-free rate, and dividend yield, if any. In accordance with accounting guidance for awards with market conditions, stock-based compensation is recognized over the requisite service period, regardless of whether the award achieves the market condition and will only be adjusted to the extent the service condition is not met.

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

Restricted stock units issued under the Company’s 2023 Omnibus Incentive Plan (as amended, the “2023 Plan”) granted up to December 31, 2025 generally vest equally over a three-year period from grant date or fully vest by certain dates for non-employee directors and certain employees. Deferred stock units issued under the 2023 Plan have been issued in vested state. Stock options issued under the Company’s 2023 Plan were issued in vested state for replacement awards or have market-based and service-based vest conditions as per the respective stock option agreement. Performance stock units issued under the Company’s 2023 Plan generally have service-based vest conditions and various market-based and or performance-based vest conditions as per each respective performance stock unit agreement.

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

Stock options issued under the Hut 8 Corp. Rollover Option Plan and 2023 Plan were granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a two-year, four-year, or six-year period. Certain option awards vested subject to the achievement of specific performance conditions.

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

A valuation allowance is recorded if it is more-likely-than-not that some portion, or all, of a deferred tax asset will not be realized. In evaluating whether a valuation allowance is needed, the Company considers all relevant evidence, including past performance, recent cumulative losses, projections of future taxable income, and the viability of tax planning strategies. If the Company subsequently determines that there is sufficient evidence to indicate a deferred tax asset will be realized, the associated valuation allowance is reversed.

The Company recognizes positions taken or expected to be taken in a tax return in the Consolidated Financial Statements when it is more-likely-than-not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of December 31, 2025 and December 31, 2024.

Net (loss) income per share attributable to common stockholders

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

Diluted net (loss) income per share of common stock from continuing operations attributable to the Company is computed by giving effect to all potentially dilutive shares of common stock, including stock options, restricted stock units, deferred stock units, performance stock units, and common stock purchase warrants to the extent dilutive under the treasury-stock method, the numerator adjustment from the impact of the warrant liability assumed by a consolidated subsidiary to the extent dilutive, and potential shares of common stock issuable upon conversion of the Company’s convertible note under the if-converted method. Under the if-converted method, net (loss) income from continuing operations attributable to the Company is adjusted by the effect, net of tax, of potentially dilutive shares computed under this method. Contingently issuable shares whose issuance is contingent upon the satisfaction of certain conditions are considered outstanding and included in the computation of diluted net (loss) income per share of common stock from continuing operations attributable to the Company if all necessary conditions have been satisfied by the end of the period or if the end of the period is deemed the end of the contingently issuable shares’ contingency period. In computing potentially dilutive shares of common stock, each class of shares is applied to basic net (loss) income per share of common stock from continuing operations attributable to the Company on a most to least dilutive basis until a particular class no longer produces further dilution, if applicable. Diluted net (loss) income per share of common stock from discontinued operations attributable to the Company is computed by using the same denominator used to calculate diluted net (loss) income per share of common stock from continuing operations attributable to the Company, as previously noted.

Foreign currency

The U.S. Dollar is the functional and presentation currency of the Company. The Company has consolidated subsidiaries that have a non-U.S. Dollar functional currency. Each of the Company’s subsidiaries determines its own functional currency and items of each subsidiary included in the Consolidated Financial Statements are measured using that functional currency. Assets and liabilities of foreign operations having a functional currency other than the U.S. Dollar are translated at the rate of exchange prevailing at the reporting date and revenues and expenses at average rates during the period. Foreign currency translation adjustments are reflected within accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in profit or loss for the period.  Foreign currency-denominated monetary assets and liabilities of the Company are translated using the rate of exchange prevailing at the reporting date, and non-monetary assets and liabilities measured at fair value are translated at the rate of exchange prevailing at the date when the fair value was determined. Resulting gains and losses arising from the translation of these assets and liabilities are recorded as a cumulative translation adjustment, a component of other comprehensive (loss) income in stockholders’ equity. Revenues and expenses are measured at average rates during the period. Gains or losses on translation of these items are included in earnings. Foreign currency denominated non-monetary assets and liabilities, measured at historic cost, are translated at the rate of exchange at the transaction date.

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

Non-controlling interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity on the Company’s Consolidated Balance Sheets. As of December 31, 2025, non-controlling interests on the Company’s Consolidated Balance Sheets consist of the 19.90% ownership by a third party in the Far North JV and 39.93% ownership by third parties in American Bitcoin. For more details, refer to Note 3. Launch of American Bitcoin Corp., Note 4. Acquisitions, Note 5. Far North sale, and the Non-Controlling interests section in Note 18. Equity.

Note 3. Launch of American Bitcoin Corp.

On March 31, 2025, a wholly owned subsidiary of the Company contributed substantially all of the Company’s ASIC miners to American Data Centers Inc. in exchange for an 80% interest in American Data Centers Inc. In connection with the transaction, American Data Centers Inc. was subsequently renamed as American Bitcoin Corp. (“Historical ABTC”). The transaction does not meet the business combination criteria under FASB ASC Topic 805, Business Combinations (“ASC 805”). The net book value of the assets contributed to Historical ABTC was $126.4 million. The Company recorded a non-cash asset contribution expense of $22.8 million related to the non-controlling interest portion of the ASIC miners that were contributed. The Company incurred $1.5 million in transaction costs related to the transaction.

Note 4. Acquisitions

Far North acquisition

On February 15, 2024, a subsidiary of the Company completed a stalking horse bid to acquire four natural gas power plants in Ontario, Canada in partnership with Macquarie Equipment Finance Ltd. (“Macquarie”), a subsidiary of Macquarie Group Limited, a global financial services group. The Company completed the transaction  through a joint venture between the Company and Macquarie to increase its energy-related assets.

The Company recorded the transaction as a business combination and the assets and liabilities of the power plants were recorded at their estimated fair values.

The joint venture, of which the Company has 80.1% indirect ownership and the remaining 19.9% of which is owned by Macquarie (the “Far North JV”), purchased assets, liabilities, and the business operations of four natural gas power plants located in Iroquois Falls, Ontario; North Bay, Ontario; Kapuskasing, Ontario; and Kingston, Ontario.

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

Total transaction expenses recognized for the year ended December 31, 2024 were $1.7 million and included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company paid $7.5 million in August 2023 to Macquarie, which was recorded in Deposits and prepaid expenses on the Company’s Consolidated Balance Sheet. The deposit was included in the purchase price consideration and was $7.4 million in February 2024 due to foreign currency translation. The Company received a credit of $7.9 million in the Far North JV for investing mining infrastructure and equipment at the North Bay, Ontario facility. The net result of the investment of mining infrastructure and equipment in the Far North JV was that Macquarie obtained a 19.9% indirect ownership interest in the invested assets due to their NCI ownership in the Far North JV. The Company determined the value of the NCI to be $4.5 million using the liquidation value of the net identifiable assets and liabilities acquired. The Company recorded a gain on bargain purchase included in other income (expense) of $3.1 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income given the Company completed the transaction through a stalking horse bid.

The following table details the final purchase price allocation of the transaction consideration to the valuations of the identifiable tangible assets acquired and liabilities assumed as of the closing date of the transaction which was February 15, 2024.

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

Upon the Closing, existing shareholders of Gryphon collectively owned, on a fully diluted basis, approximately 2% of American Bitcoin, representing 16,893,390 of Class A common stock of American Bitcoin, with a par value of $0.0001. Historical ABTC’s shareholders prior to the ABTC Merger held 11,002,954 shares of Class A common stock of Historical ABTC and 50,500,000 Class B common stock of Historical ABTC. At an exchange ratio of 14.4995, shareholders of Historical ABTC Class A common stock received 159,537,377 shares of American Bitcoin Class A common stock and shareholders of Historical ABTC Class B common stock received 732,224,903 shares of American Bitcoin Class B common stock, with a par value of $0.0001. The ABTC Merger has been accounted for as a reverse acquisition under ASC 805, with Historical ABTC identified as the accounting acquirer. Accordingly, the Consolidated Financial Statements reflect the historical operations of the accounting acquirer, with the equity structure retroactively adjusted to reflect the legal acquirer’s equity.

The total consideration transferred was greater than the fair value of the net liabilities assumed, resulting in goodwill of $154.4 million.

The purchase price was calculated based on the number of shares of American Bitcoin’s common stock held by Gryphon shareholders at the Closing multiplied by the closing price of American Bitcoin Class A common stock on September 3, 2025, as demonstrated in the table below:

(in USD thousands, except share and per share data)
American Bitcoin Class A common stock held by Gryphon shareholders	16,893,390
American Bitcoin Class A common stock closing price on September 3, 2025	$8.04
Purchase price (American Bitcoin Class A common stock consideration transferred to Gryphon shareholders)	$135,823

During the twelve months ended December 31, 2025, the Company incurred $6.1 million in transaction costs related to the ABTC Merger.

During the three months ended December 31, 2025, the Company finalized the allocation of the purchase price and recorded the measurement period adjustments to the Company’s preliminary estimates. The Company allocated the purchase price of the acquisition to the tangible assets acquired and liabilities assumed based on their estimated fair values. During the three months ended December 31, 2025, the Company recorded measurement period adjustments to the purchase price allocation, which primarily resulted in a $1.3 million reduction in prepaid expenses, $0.7 million decrease in property and equipment, a $0.2 million decrease in deposits, and a $0.5 million increase in accounts payable and accrued liabilities, which resulted in a $2.7 million net increase in goodwill.

The following table summarizes the final purchase price allocation of the ABTC Merger consideration to the valuations of the identifiable assets acquired and liabilities assumed as part of the ABTC Merger:

(in USD thousands)
Cash and cash equivalents	$894
Prepaid expenses	761
Digital assets	86
Property and equipment, net	1,790
Deposits	766
Total assets acquired	$4,297

Accounts payable and accrued liabilities	$13,889
Warrant liability	9,011
Total liabilities acquired	$22,900

Net liabilities assumed	$(18,603)

Goodwill	$154,426

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the ABTC Merger with Gryphon had occurred on January 1, 2024. The pro forma results include adjustments to reflect the acquisition date fair value of assets acquired and liabilities assumed and transaction costs.

	Twelve Months Ended
	December 31,
	2025	2024
(in USD thousands)
Revenue	$188,909	$92,076
Net (loss) income	$(187,038)	$478,258

This supplemental pro forma information is not necessarily indicative of what the Company’s actual results of operations would have been had the ABTC Merger occurred at the beginning of the periods presented, nor does it purport to project future operating results of the Company post-ABTC Merger.

Note 5. Far North sale

On November 17, 2025, the Company announced that it entered into a definitive share purchase agreement with TransAlta Corporation, under which TransAlta Corporation would acquire the 310-megawatt portfolio of four natural gas-fired power plants in Ontario owned and operated by the Far North JV.

As such, the Company committed to a plan to sell all of its equity interests in the Far North JV whose primary assets were power generation plants and primary liabilities were a lease for one of the power generation plants. The results of operations of the Far North JV have been part of the Power Generation business, under the Company’s Power segment.

As of December 31, 2025, the Company determined that the assets and liabilities included in the Far North JV divestiture met the criteria to be classified as assets held for sale and liabilities held for sale. The divestiture did not meet the criteria to be classified as discontinued operations, as it did not represent a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the Company ceased recording depreciation expense on the related assets. No impairment was recognized, as the estimated fair value less costs to sell exceeded the carrying amounts of the assets. These assets and liabilities are included in the Assets held for sale and Liabilities held for sale in separate line items in the Company’s Consolidated Balance Sheets.

The Company closed the transaction on February 2, 2026.

The following table summarizes the assets and liabilities held for sale:

December 31,
(in USD thousands)	2025
Assets
Cash	$1,327
Accounts receivable, net	2,347
Deposits and prepaid expenses	4,832
Property and equipment, net	29,872
Income taxes receivable	341
Total assets	$38,719

Liabilities
Accrued expenses	$3,747
Finance lease liability	22,017
Total liabilities	$25,764

Note 6. Discontinued operations

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

The table below outlines the results of discontinued operations:

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands)	2025	2024	2023
Revenue:
Compute	$—	$981	$736

Cost of revenue (exclusive of depreciation and amortization shown below):
Compute	—	3,895	602

Operating expenses:
Depreciation and amortization	—	169	51
General and administrative expenses	—	216	6
Impairment of long-lived assets	—	6,065	—
Total operating expenses	—	6,450	57

(Loss) income from discontinued operations before taxes	—	(9,364)	77

Income tax benefit	—	2,320	—

Net (loss) income	$—	$(7,044)	$77

	Twelve Months Ended
Cash flows from Discontinued Operations	December 31,
(in USD thousands)	2025	2024
Operating cash flows used in discontinued operations	$—	$(3,243)

Assets and Liabilities of Discontinued Operations	December 31,	December 31,
(in USD thousands)	2025	2024
Assets	$—	$2,320
Liabilities	—	1,699

The Company recorded impairment related to the mining equipment and mining infrastructure at its Drumheller site after the decision to cease operations at the site in March 2024.

Note 7. Segment information

The following table presents revenue and cost of revenue for the Company’s reportable segments, reconciled to the Consolidated Statements of Operations and Comprehensive (Loss) Income:

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands)	2025	2024	2023
Reportable segment revenue:
Power	$41,869	$56,602	$12,595
Digital Infrastructure	86,236	25,519	5,817
Compute	202,404	80,705	41,347
Other	—	8,530	669
Eliminations	(95,391)	(8,971)	(559)
Total segment and consolidated revenue	$235,118	$162,385	$59,869

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	23,422	21,538	3,366
Cost of revenue – Digital Infrastructure	64,524	15,556	4,276
Cost of revenue – Compute	100,240	53,948	26,040
Cost of revenue – Other	—	4,584	577
Eliminations	(80,412)	(8,971)	(559)
Total segment and consolidated cost of revenue	$107,774	$86,655	$33,700

Reconciling items:
Depreciation and amortization	(101,901)	(47,773)	(10,569)
General and administrative expenses	(137,786)	(72,917)	(37,547)
(Losses) gains on digital assets	(220,037)	509,337	32,626
(Loss) gain on sale of property and equipment	(4,593)	634	(443)
Impairment - other	—	(4,472)	—
Foreign exchange gain (loss)	3,396	(5,000)	1,002
Interest expense	(30,073)	(29,794)	(11,701)
Asset contribution costs	(22,780)	—	—
Gain on debt extinguishment	—	5,966	—
Gain on derivatives	61,550	6,780	—
Gain on bargain purchase	—	3,060	—
Gain on other financial liability	956	—	—
Gain on warrant liability	384	—	—
Equity in earnings of unconsolidated joint venture	8,727	10,359	6,173
Income tax benefit (provision)	51,836	(113,457)	421
General and administrative expenses eliminations	14,979	—	—
Net (loss) income from continuing operations	$(247,998)	$338,453	$6,131

(Loss) income from discontinued operations (net of income tax benefit of nil, $2.3 million, and nil, respectively)	—	(7,044)	77

Net (loss) income	(247,998)	331,409	6,208

Less: Net loss attributable to non-controlling interest	21,849	473	—
Net (loss) income attributable to Hut 8 Corp.	$(226,149)	$331,882	$6,208

The following table presents summarized information for revenue by geographic area:

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands)	2025	2024	2023
Revenue
United States	$202,606	$110,974	$54,431
Canada	32,512	51,411	5,438
Total revenue	$235,118	$162,385	$59,869

The following table presents summarized information for long-lived assets by geographic area:

	December 31,
(in USD thousands)	2025	2024
United States	$588,592	$156,843
Canada	54,652	64,838
Total Long-Lived Assets	$643,244	$221,681

Note 8. Digital assets

The following table presents the changes in carrying amount of digital assets as of December 31, 2024 and December 31, 2025:

(in USD thousands)	Amount
Balance as of December 31, 2023	$388,510
Revenue recognized from Bitcoin mined	71,536
Hosting revenue received in Bitcoin	4,262
Revenue recognized from discontinued operations	981
Mining revenue earned in prior period received in current period	292
Bitcoin purchased	100,708
Carrying value of Bitcoin sold	(74,069)
Change in fair value of Bitcoin	509,303
Carrying value of other digital assets sold	(407)
Change in fair value of other digital assets	34
Foreign currency translation adjustments	(51,650)
Balance as of December 31, 2024	$949,500

Number of Bitcoin held as of December 31, 2024	10,171
Number of Bitcoin pledged to Bitmain as of December 31, 2024	968
Cost basis of Bitcoin held as of December 31, 2024	$443,127
Realized gains on the sale of Bitcoin for the twelve months ended December 31, 2024	$11,262

Balance as of December 31, 2024	$949,500
Revenue recognized from Bitcoin mined	186,935
Bitcoin contributed	10,000
Bitcoin assumed from the ABTC Merger	86
Bitcoin purchased	405,147
Bitcoin mining revenue not received	(812)
Carrying value of Bitcoin sold	(3,737)
Change in fair value of Bitcoin	(209,362)
Foreign currency translation adjustments	34,146
Balance as of December 31, 2025	$1,371,903

Number of Bitcoin held as of December 31, 2025	15,679
Number of Bitcoin pledged to Bitmain as of December 31, 2025	3,744
Cost basis of Bitcoin held as of December 31, 2025	$1,057,990
Realized gains on the sale of Bitcoin for the twelve months ended December 31, 2025	$905

As of December 31, 2025, the Company’s digital assets were either held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company’s ownership and pledged as collateral under a borrowing arrangement or in connection with covered call options sold, or held by Bitmain for the Bitcoin pledged in connection with the Bitmain Purchase Agreement and ABTC Bitmain Purchase Agreement for miner purchases from them. The details of the digital assets are as follows:

	Amount		Number of digital assets
(in USD thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Current
Bitcoin pledged for miner purchase	$84,688	$92,389	968	968
Total current digital assets – pledged for miner purchase	84,688	92,389	968	968

Non-current
Bitcoin held in custody	647,654	525,235	7,402	5,648
Total non-current digital assets – held in custody	647,654	525,235	7,402	5,648

Non-current
Bitcoin pledged for miner purchase	242,937	—	2,776	—
Total non-current digital assets – pledged for miner purchase	242,937	—	2,776	—

Non-current
Bitcoin pledged as collateral	396,624	331,876	4,533	3,555
Total non-current digital assets – pledged as collateral	396,624	331,876	4,533	3,555

Total digital assets	$1,371,903	$949,500	15,679	10,171

In November 2024, the Company entered into the Bitmain Purchase Agreement to purchase approximately 30,000 Bitmain Antminer S21+ ASIC miners. In December 2024, in connection with the Bitmain Purchase Agreement, the Company completed its Bitcoin pledge by depositing 968 Bitcoin into a segregated wallet with Bitmain, which was originally subject to a three-month redemption right from the shipment date of the purchased ASIC miners, whereby the Company had the option to repurchase, with cash, the pledged Bitcoin at a mutually agreed upon fixed price. If the Company did not exercise this right within the redemption period, Bitmain would retain full ownership of the pledged Bitcoin as consideration for the purchased ASIC miners. During the twelve months ended December 31, 2025, the Company amended the redemption period’s end date multiple times: first, the redemption period was amended to end during the quarter ended September 30, 2025, second, the redemption period was further amended to end during the quarter ended December 31, 2025, and third, the redemption period was further amended to end in January 2026. During January 2026, Company further amended the redemption period to end on a later date in January 2026. In January 2026, the Company elected not to exercise the option to redeem the pledged Bitcoin, and accordingly, the right to redeem expired.

During 2024, the Company entered into an ASIC colocation contract with Bitmain to host miners at the Company’s Vega site. The agreement featured a fixed hosting fee with a partial or full option to purchase the hosted machines in up to three tranches at a fixed price within six months of energization of the relevant tranche. The Company completed energization of the miners during June and July 2025. On March 31, 2025, the Company entered into a Put Option Agreement with American Bitcoin (the “Put Option Agreement”), pursuant to which the Company had the right to put to American Bitcoin any ASIC miners purchased by the Company under this purchase option.

On August 5, 2025, pursuant to the Put Option Agreement, the Company assigned its option to purchase up to approximately 17,280 Bitmain Antminer U3S21EXPH ASIC miners (collectively, the “Bitmain Miners”), representing a total of approximately 14.86 exahash per second (“EH/s”), to American Bitcoin. American Bitcoin exercised the option on August 5, 2025 and entered into the ABTC Bitmain Purchase Agreement with Bitmain to purchase the Bitmain Miners in one or more tranches for a total purchase price of up to approximately $320.0 million, not including any applicable tariffs, duties or similar charges.

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

As of December 31, 2025, the Company had pledged 3,744 Bitcoin to Bitmain, with a fair value of $327.6 million, which were classified as Digital assets – pledged for miner purchase on the Company’s Consolidated Balance Sheets. A corresponding liability of $433.1 million was recorded as Miner purchase liability, reflecting the Company’s obligation to either redeem the pledged Bitcoin for cash or apply the pledged Bitcoin toward the purchase of ASIC miners at the end of the redemption period. Of the 3,744 Bitcoin pledged to Bitmain as of December 31, 2025, 2,776 Bitcoin were pledged by American Bitcoin.

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

The Company recorded a Bitcoin redemption right derivative asset with an initial fair value of $15.1 million in 2024 and $65.7 million during the twelve months ended December 31, 2025. See Note 16. Derivatives for further information on this derivative asset.

Investment Tokens

There were no World Liberty Financial, Inc. tokens (“Investment Tokens”) held as of December 31, 2024. During the twelve months ended December 31, 2025, the Company purchased 100 million Investment Tokens at $0.25 per token for total cash consideration of $25.0 million pursuant to a Token Purchase Agreement (“TPA”) with World Liberty Financial, Inc. (“WLFI”). The Company’s Investment Tokens are subject to an indefinite lockup, with a minimum of twelve months from purchase date. Future unlocks are subject to the Investment Tokens’ protocol governance procedures and may be subject to WLFI’s discretion.

The following table presents the changes in carrying amount of the Investment Tokens as of December 31, 2025:

(in USD thousands)	Amount
Balance as of December 31, 2024	$-
Investment Token purchased	25,000
Change in fair value of Investment Tokens	(10,675)
Balance as of December 31, 2025	$14,325

Number of Investment Tokens held as of December 31, 2025	100,000,000
Cost basis of Investment Tokens held as of December 31, 2025	$25,000

The details of the Investment Tokens are as follows:

	Amount		Number of digital assets
(in USD thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Non-current
Investment Tokens held in custody	$14,325	$—	100,000,000	—
Total non-current Investment tokens – held in custody	14,325	—	100,000,000	—

Total Investment Tokens	$14,325	$—	100,000,000	—

Note 9. Property and equipment, net

The components of property and equipment were as follows:

(in USD thousands)	December 31, 2025	December 31, 2024
Mining infrastructure	$145,354	$41,308
Miners and mining equipment	393,467	77,486
Data center infrastructure	16,776	11,058
Computer and network equipment	9,411	8,025
Right-of-use assets - Finance lease	—	26,412
Leasehold improvements	1,836	680
Land and land improvements	46,095	263
Power plant assets	—	13,070
AI GPUs	42,573	39,324
Construction in progress	77,403	55,918
Property and equipment, gross	732,915	273,544
Less: Accumulated depreciation	(89,671)	(51,863)
Property and equipment, net	$643,244	$221,681

Depreciation and amortization expense related to property and equipment was $98.4 million, $44.5 million, and $10.1 million for the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023, respectively.

Louisiana Land Purchase

In February 2025, the Company purchased 592 acres of land in West Feliciana Parish, Louisiana for $18.1 million in cash consideration. In December 2025, the Company purchased an additional 35 acres of land for $4.7 million in cash consideration.

Texas Land Purchase

In November and December 2025, the Company purchased a total of 524 acres of land in Nueces County, Texas for $17.5 million in cash consideration.

Impairment of long-lived assets

On March 6, 2024, the Company announced the closure of its Drumheller site in Alberta, Canada. The Company further assessed the profitability of the site which indicated that an impairment triggering event had occurred. Accordingly, with the closure of the Drumheller site, the long-lived assets of the site were fully written down. This resulted in a write down of $6.1 million, which is reflected in the Loss from discontinued operations in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the twelve months ended December 31, 2024.

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

Assets held for sale

As of December 31, 2025, the Company had property and equipment related to the Far North JV classified as assets held for sale. Refer to Note 5. Far North sale for further details.

Note 10. Deposits and prepaid expenses

The components of deposits and prepaid expenses are as follows:

(in USD thousands)	December 31, 2025	December 31, 2024
Current
Miner purchase option	$—	$31,951
Prepaid insurance	5,643	4,359
Prepaid electricity	14,903	3,885
Deposits for site development	157,596	—
Deposits for future site purchases	6,724	7,660
Other deposits	4,466	4,824
Total current deposits and prepaid expenses	$189,332	$52,679

Non-current
Deposits related to electricity supply under electricity supply agreement	$6,173	$7,279
Lease deposits	2,097	—
Other deposits	44	607
Total non-current deposits and prepaid expenses	$8,314	$7,886

Total deposits and prepaid expenses	$197,646	$60,565

As of December 31, 2025, the Company had deposits and prepaid expenses related to the Far North JV classified as assets held for sale. Refer to Note 5. Far North sale for further details.

Note 11. Investment in unconsolidated joint venture

On November 25, 2022, the Company acquired a 50% membership interest in TZRC LLC (“TZRC”), an early-stage operator of vertically integrated digital asset mining and power facilities (the “Acquired Interests”). The transaction closed on December 6, 2022.

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

TZRC is a two-member operating joint venture where both members jointly control the essential areas of the entity’s business. The purpose of TZRC is to develop, construct, install, own, finance, rent, and operate one or more modular data centers located on or near renewable power sources for purposes of digital asset mining. The entity self-mines and provides hosting services. The Company assumed the role of property manager under a PMA to provide day-to-day management and oversight services of TZRC’s data center facilities. The service contract has a term of 10 years and is automatically renewed for successive one-year terms unless either party provides written notice of non-renewal. As property manager, the Company is entitled to approximately $1.5 million per year, subject to downward adjustment based on capacity utilization of TZRC’s data centers. In addition, the PMA allows pass through costs on behalf of the Company, such as payroll and other incidental costs. Pass through costs for the twelve months ended December 31, 2025 and 2024, and the six months ended December 31, 2023 were approximately $2.9 million, $2.3 million, and $2.0 million, respectively.

In May 2025, the Company sold 24 transformers to TZRC for total proceeds of approximately $1.6 million, and recognized a gain on sale of approximately $0.3 million.

The Company accounts for its indirect 50% interest in TZRC using the equity method of accounting. For the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023, the Company recorded its ownership percentage of income of TZRC within Equity in earnings of unconsolidated joint venture in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for $1.8 million, $3.4 million, and $5.3 million of net income, respectively. The carrying value of the Company’s investment in TZRC was $45.2 million and $82.0 million as of December 31, 2025 and 2024, respectively, and is included in the Company’s Consolidated Balance Sheets.

Note 12. Intangible assets, net

The following table presents the Company’s intangible assets as of December 31, 2025:

			Foreign currency
	Gross	Accumulated	translation	Net book
(in USD thousands)	book value	amortization	adjustments	value
Customer relationships	$1,694	$(578)	$(21)	$1,095
Favorable contract	10,309	(5,278)	(138)	4,893
Property management agreement	5,900	(1,932)	—	3,968
Other intangible assets	285	(111)	—	174
Finite-lived intangible assets	$18,188	$(7,899)	$(159)	$10,130
Other indefinite lived tangible assets	1,011	—	—	1,011
Total intangible assets	$19,199	$(7,899)	$(159)	$11,141

The following table presents the Company’s intangible assets as of December 31, 2024:

			Foreign currency
	Gross	Accumulated	translation	Net book
(in USD thousands)	book value	amortization	adjustments	value
Customer relationships	$1,694	$(303)	$(80)	$1,311
Favorable Contract	10,309	(2,772)	(436)	7,101
Property management agreement	5,900	(1,305)	—	4,595
Other intangible assets	282	(15)	(1)	266
Finite-lived intangible assets	$18,185	$(4,395)	$(517)	$13,273

During the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023, amortization expense related to finite-lived intangible assets was approximately $3.0 million, $3.0 million, and $0.6 million, respectively.

The following table presents the estimated future amortization of the intangible assets as of December 31, 2025:

(in USD thousands)
2026	$3,503
2027	3,367
2028	901
2029	898
2030	627
Thereafter	834
Total	$10,130

The Company did not identify any impairment of its intangible assets during the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023.

Note 13. Goodwill

Changes in the carrying amount of goodwill were as follows:

	December 31,
(in USD thousands)	2025	2024
Balance as of December 31, 2024	$53,082	$57,595
Acquisition – Business Combination	154,426	—
Foreign currency translation adjustments	2,579	(4,513)
Balance as of December 31, 2025	$210,087	$53,082

The Company’s goodwill is fully attributable to its ASIC compute reporting unit, which is an operating segment of the Compute reportable segment. See Note 4. Acquisitions for goodwill recognized during the twelve months ended December 31, 2025.

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performed an annual qualitative impairment test for its goodwill and concluded that it was more likely than not that goodwill is not impaired for the twelve months ended December 31, 2025.  For the twelve months ended December 31, 2024, the Company elected to bypass the annual qualitative impairment test for its goodwill and proceeded to perform a quantitative impairment test, which considered both the income and market approach to estimate the fair value of the ASIC compute reporting unit.  The market approach included comparable multiples from publicly traded companies in the Company’s industry, and the income approach included future estimated cash flows that were discounted to their present value to estimate the fair value of the reporting unit. The estimated fair value exceeded the carrying amount of the ASIC compute reporting unit, and no goodwill impairment was necessary. The annual qualitative impairment test for the six months ended December 31, 2023 resulted in no impairment of goodwill.

Note 14. Accounts payable and accrued expenses

The components of accounts payable and accrued expenses are as follows:

(in USD thousands)	December 31, 2025	December 31, 2024
Accounts payable	$15,756	$11,290
Accrued transaction costs	117	—
Accrued state sales taxes	9,753	10,554
Accrued compensation costs	8,341	7,438
Accrued severance costs	—	276
Accrued professional fees	2,426	1,954
Accrued electricity costs	3,000	6,520
Other accruals	5,126	3,754
Total accounts payable and accrued expenses	$44,519	$41,786

As described in Note 8. Digital assets, the Company recorded a corresponding financial liability to settle the Bitmain Purchase Agreement.

Note 15. Loans and notes payable

Details of the Company’s loans and notes payable are as follows:

(in USD thousands)			December 31,	December 31,
Issuance Date	Maturity Date	Interest Rate	2025	2024
TZRC Secured Promissory Note
December 6, 2022	April 8, 2027	15.25%	$49,589	$84,211

Coinbase Credit Facility
June 26, 2023	June 16, 2026	9.00(1)%	200,000	65,000

Coatue Note (convertible note)
June 28, 2024	June 28, 2029	8.00%	159,285	153,100

Two Prime Credit Facility
August 25, 2025	(2)	7.99%	—	—

Other financial liability	(3)	(3)	2,544	—

Total principal balance			411,418	302,311
Less: unamortized discount and deferred financing costs			(1,257)	(1,726)
Total carrying amount			$410,161	$300,585
Less: current portion			199,926	64,965
Long-term portion			$210,235	$235,620
(1)	The interest rate as of December 31, 2024 for the Coinbase credit facility was 10.50%.
(2)	See Two Prime Credit Facility below for additional information.
(3)	See Other financial liability below for additional information.

The following table outlines maturities of our long-term debt, including the current portion, as of December 31, 2025:

(in USD thousands)
Year ending December 31,
2026	$200,000
2027	49,589
2028	—
2029	159,285
2030	—
Thereafter	—
Total	$408,874

During the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023, total principal payments of the Company’s debt, exclusive of debt extinguishment, were $45.6 million, $34.0 million and $24.7 million, respectively.

During the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023, the Company recorded amortization of debt issuance costs, included in interest expense, of $0.5 million, $4.2 million, and $3.6 million, respectively.

During the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023, interest expense was $32.8 million, $29.5 million, and $11.7 million, respectively.

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

The stated interest on the TZRC Secured Promissory Note accrues at a rate per annum equal to the lesser of (a) a varying rate per annum equal to the sum of (i) the prime rate as published in The Wall Street Journal, plus (ii) 12.0% per annum, (b) 15.25% per annum and (c) the maximum rate of non-usurious interest permitted by law. The Company has the option to defer the interest until maturity of the note under a paid-in-kind (“PIK”) payment option. The Company elected to apply the PIK payment option. Accordingly, interest increases the principal amount of the TZRC Secured Promissory Note. PIK interest is payable upon maturity of the note in April 2027, unless or until any portion or all of the TZRC Secured Promissory Note is prepaid under the prepayment option discussed below. The Company is also subject to post-default interest of an additional 2% upon occurrence of an event of default. The higher interest rate applies from the date of non-payment until such amount is paid in full. As of December 31, 2025 and 2024, the interest rate on the TZRC Secured Promissory Note was 15.25%.

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

The PIK interest for the twelve months ended December 31, 2025 was $11.0 million. As of December 31, 2025, approximately $49.6 million in principal and PIK interest, exclusive of a $0.5 million discount, was outstanding under the TZRC Secured Promissory Note, with payment of principal and PIK interest due upon the first to occur of (a) the date that is five years from origination on April 8, 2022, (b) the date of any event of dissolution of TZRC, and (c) the date of the closing of certain events specified in TZRC’s governing documents.

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

On December 22, 2025, the Company entered into a fourth amended and restated credit agreement (the “Fourth Amended and Restated Credit Agreement”) with Coinbase. The Fourth Amended and Restated Credit Agreement amended and restated the Third Amended and Restated Credit Agreement, as further amended by the Coinbase Amendment, primarily to increase the principal amount by up to $70,000,000 of additional borrowings, if any, resulting in a total principal amount of up to $200,000,000. The remaining material terms in the Fourth Amended and Restated Credit Agreement, including the interest rate, maturity date, payment terms, and acceleration provisions, remained in line with the terms included in the Third Amended and Restated Credit Agreement, as amended by the Coinbase Amendment. The Company drew on the additional funds, in full, on December 22, 2025.

The Company’s obligations under the Fourth Amended and Restated Credit Agreement are secured by the Borrower’s interest in certain Bitcoin held in the custody of Coinbase Custody Trust Company, LLC (“Coinbase Custody”) and Coinbase’s recourse is limited to such Bitcoin held in the custody of Coinbase Custody. Coinbase Custody will not charge the Borrower any custodial fees for such Bitcoin collateral.

As of December 31, 2025, the Company has $200.0 million outstanding with Coinbase under the Fourth Amended and Restated Credit Agreement, exclusive of deferred financing costs of $0.1 million.

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

As mentioned in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Convertible instruments and Derivatives, the Company has identified embedded derivatives and separated an embedded derivative, the Contingent Repurchase Right, from the convertible note. The remaining debt host contract is discounted by the initial fair value of the separated embedded derivative from convertible note of nil and is offset by issuance costs. The debt host contract of the convertible note is subsequently measured at amortized cost, and the debt discount and issuance costs are amortized to interest expense over the expected term of the host contract using the effective interest method. The convertible note has an effective interest rate of 8.24% and its contractual interest expense was $12.6 million for the twelve months ended December 31, 2025. The amortization of debt discount and issuance costs for the twelve months ended December 31, 2025 was $0.1 million. As of December 31, 2025, the convertible note had an outstanding principal amount of $159.3 million inclusive of PIK interest accrued, unamortized debt discount and issuance costs of $0.7 million, net carrying amount of $158.6 million, and fair value of $459.1 million. The fair value of the convertible note is estimated using the same method and inputs as the separated embedded derivative from convertible note as disclosed in Note 16. Derivatives. The Company determined that the convertible note is a Level 3 liability given an unobservable input is included in its valuation. The separated embedded derivative from convertible note was initially recorded at nil. See Note 16. Derivatives for a discussion of the separated embedded derivative from convertible note.

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

As of December 31, 2025, the Company had no amounts outstanding under the Two Prime Credit Agreement.

Other financial liability

In February 2025, a consolidated subsidiary of the Company entered into a simple agreement for future equity (“SAFE agreement”) for a purchase amount of $3.5 million with a related party entity controlled by a person related to a member of the issuing subsidiary’s management. Pursuant to the terms of the SAFE agreement, on the closing of equity financing while the SAFE agreement is outstanding, the SAFE agreement will automatically convert into the number of shares of preferred stock of the subsidiary equal to the purchase amount divided by the lowest price per share of the Standard Preferred Stock (as defined in the SAFE agreement). The SAFE agreement was classified as a liability pursuant to ASC 480. The SAFE agreement is subject to revaluation at the end of each reporting period, with changes in its fair value recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

As of December 31, 2025, solely for the purposes of estimating the fair value of the SAFE agreement, the Company estimated an equity conversion probability of 70% within 12 months and a SAFE agreement liquidity event probability of 30% within 30 months. The Company also included the following inputs in estimating the fair value of the SAFE agreement using the PWERM:

December 31, 2025
Risk-free interest rate	3.50%
Credit spread	22.10%

The following table provides a summary of activity and change in fair value of the SAFE agreement (Level 3 liability):

Twelve Months Ended
(in USD thousands)	December 31, 2025
Balance, beginning of period	$—
Additions	3,500
Change in fair value	(956)
Balance, end of period	$2,544

Note 16. Derivatives

The following table presents the Company’s Consolidated Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		December 31, 2025		December 31, 2024
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin redemption options	Derivative assets	$117,402	$—	$18,076	$—
Covered call options	Derivative liability	—	—	—	18,437
Warrant liability	Warrant liability	—	146	—	—
Total derivatives		$117,402	$146	$18,076	$18,437

The following table presents the effect of derivatives on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income:

(in USD thousands)		Twelve Months Ended		Six Months Ended
Derivative	Statement of Operations Line	December 31, 2025	December 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Bitcoin redemption options	Gain on derivatives	$33,604	$2,980	$—
Covered call options	Gain on derivatives	27,946	3,800	—
Warrant liability	Gain on warrant liability	384	—	—
Total derivatives		$61,934	$6,780	$—

Bitcoin redemption option

During December 2024, the Company pledged approximately 968 Bitcoin with Bitmain in connection with a purchase of approximately 30,000 Bitmain Antminer S21+ ASIC miners. Under the arrangement, the Company had the option to redeem the pledged Bitcoin at a mutually agreed upon price beginning from the shipment date of the purchased ASIC miners and initially expiring three months thereafter, and subsequently extended. The Company loses the right to redeem the pledged Bitcoin should the Company not redeem them by the end of the redemption period. The amount of Bitcoin that can be redeemed is pro-rata of the percentage of miners shipped on a compute power (hashrate) basis. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives. The Company previously accounted for this Bitcoin redemption option as a Level 3 derivative asset as of December 31, 2024 due to a significant unobservable input included in the fair value estimate of the Bitcoin redemption option, which was the estimated shipment date of the purchased ASIC miners. During the twelve months ended December 31, 2025, the shipment date was finalized and therefore was no longer an unobservable input. As noted in Note 8. Digital assets, in January 2026, the Company elected not to exercise the option to redeem the pledged Bitcoin, and accordingly, the right to redeem expired.

As part of the ABTC Bitmain Purchase Agreement, in August, September, and October 2025, American Bitcoin pledged Bitcoin with Bitmain in connection with a purchase of approximately 17,280 U3S21EXPH ASIC miners. The total amount of Bitcoin pledged was approximately 2,776 Bitcoin. American Bitcoin pledged the Bitcoin in four tranches, two tranches in August 2025, one tranche in September 2025, and one tranche in October 2025. American Bitcoin has the option to redeem the pledged Bitcoin at a mutually agreed upon price starting from and for up to twenty-four months after the day immediately following each pledge date and loses the right to redeem the pledged Bitcoin should it not redeem them by the end of the redemption period. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives. As part of the purchase of the U3S21EXPH ASIC miners, the Company paid cash of approximately $46.0 million as a deposit and for certain expenses. American Bitcoin had an option to replace the $46.0 million cash paid with a Bitcoin pledge on or before November 5, 2025. In October 2025, American Bitcoin exercised its option to replace the $46.0 million cash paid with a Bitcoin pledge by pledging an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded the Company’s $46.0 million comprising of the deposit and certain expenses.

As of December 31, 2024, the Company estimated the fair value of the Bitcoin redemption option using the Black-Scholes pricing model with an implied volatility of 61.54%, risk-free interest rate of 4.27%, and inputs noted in the paragraphs above. As previously noted, the significant unobservable input included in the fair value estimate of the Bitcoin redemption option was resolved during the twelve months ended December 31, 2025 and therefore was no longer unobservable. As such, the Bitcoin redemption option was transferred out of Level 3 during the twelve months ended December 31, 2025. The following table provides a summary of activity and change in fair value of the Company’s Bitcoin redemption option (previously a Level 3 derivative asset):

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands)	2025	2024	2023
Balance, beginning of period	$18,076	$—	$—
Additions	—	15,096	—
Transfer out of Level 3 (1)	(18,076)	2,980	—
Balance, end of period	$—	$18,076	$—

(1) The Bitcoin redemption option was transferred out of Level 3 during the twelve months ended December 31, 2025 due to changes in the observability of inputs used in the valuation.

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

During the twelve months ended December 31, 2025, covered call options on 5,000 Bitcoin notional expired with the underlying reference price below their strike price and the Company recorded a gain of $26.0 million. In May 2025, the Company rolled a covered call option on 500 Bitcoin notional for a covered call option on the same Bitcoin notional by exchanging its previously outstanding call option for a new call option. As a result of the roll, the Company received $0.8 million in cash and recorded a gain of $4.2 million. In July 2025, the Company sold an additional covered call option on 1,000 Bitcoin notional with the same features as above and received $5.0 million in cash. Later in July 2025, this call option was rolled forward to a later expiry date for nil premium on the same Bitcoin notional. As a result of this roll the

Company recorded a loss of $2.3 million. In August 2025, the Company sold an additional covered call option on 2,000 Bitcoin notional with the same features as above and received $3.7 million in cash.

Separated embedded derivative from convertible note

In June 2024, as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Convertible instruments and Note 11. Loans, notes payable, and other financial liabilities, the Company issued a convertible note with embedded derivatives and separated the Contingent Repurchase Right embedded derivative. The separated embedded derivative from convertible note was separated from its debt host contract and is accounted for as a derivative liability carried at fair value in accordance with ASC 815. As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement, the separated embedded derivative from convertible note is a Level 3 liability. A significant unobservable input included in the fair value estimate of the separated embedded derivative from convertible note is management’s estimate of the Contingent Repurchase Right’s probability of occurrence, which was remote as at inception and December 31, 2025. As such, the initial fair value of the separated embedded derivative from convertible note was nil and the fair value as of December 31, 2025 was nil.

As of December 31, 2025, the Company estimated the fair value of the separated embedded derivative from convertible note using the PDE Model with the following inputs and inputs noted in the paragraph above:

December 31, 2025
Dividend yield	—%
Implied volatility	99.20%
Risk-free interest rate	3.80%
Credit spread	16.30%

The following table provides a summary of activity and change in fair value of the Company’s separated embedded derivative from convertible note (Level 3 derivative liability):

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands)	2025	2024	2023
Balance, beginning of period	$—	$—	$—
Balance, end of period	$—	$—	$—

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

In connection with the ABTC Merger, American Bitcoin assumed 1,373,374 ABTC-Gryphon Warrants. As of December 31, 2025, there were 89,222 ABTC-Gryphon Warrants outstanding.

The ABTC-Gryphon Warrants meet the definition of a derivative under ASC 815, and due to the terms of the warrants, are required to be liability classified. The ABTC-Gryphon Warrant liabilities are carried at fair value, and are Level 3 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements.

As of December 31, 2025, the Company estimated the fair value of the ABTC-Gryphon Warrant liability using the Black-Scholes pricing model with the following inputs:

December 31, 2025
Exercise price	$1.50
Expected price volatility	130.00%
Risk-free interest rate	4.06%
Expected term (in years)	9.00
Dividend yield	—%

The following table provides a summary of activity and change in fair value of the Company’s warrant liability (Level 3 derivative liability), and there was no activity during the twelve months ended December 31, 2024 and six months ended December 31, 2023:

Twelve Months Ended
(in USD thousands)	December 31, 2025
Balance, beginning of period	$—
ABTC-Gryphon Warrants assumed in ABTC Merger	9,011
Exercise of warrants	(8,481)
Change in fair value	(384)
Balance, end of period	$146

Note 17. Leases

The Company’s operating leases are for its offices, mining facilities, and data centers. The Company’s subsidiaries also have finance leases, which are primarily related to equipment used at its data centers and the power plant located in Iroquois Falls, Ontario under the Far North JV. As of December 31, 2025, the Company classified the right-of-use asset and lease liability related to the finance lease as assets and liabilities held for sale. Refer to Note 5. Far North sale for further details.

The following table shows the right-of-use assets and lease liabilities as of December 31, 2025 and December 31, 2024:

(in USD thousands)	2025	2024
Right-of-use assets:
Operating leases	$18,496	$20,593
Finance leases	—	19,770
Total right-of-use assets	$18,496	$40,363

Lease liabilities:
Operating leases	$19,170	$21,364
Finance leases	—	23,700
Total lease liabilities	$19,170	$45,064

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

The lease agreement underlying the sale-leaseback transaction, as amended, included lease deferrals at a subsidiary of the Far North JV’s election whereby if a deferral was elected, the Far North JV would issue subsidiary Penny Warrants to the lessor as an additional lease payment. During the twelve months ended December 31, 2025, the subsidiary of the Far North JV elected to defer lease payments and issued 2,000,000 subsidiary Penny Warrants. See Note 18. Equity for further information on the subsidiary Penny Warrants. Upon elections to defer lease payments, the subsidiary of the Far North JV determined that the contingency upon the non-cash variable lease payments, being the subsidiary Penny Warrants, was resolved. As such, the non-cash variable lease payments were then included as lease payments under the lease and the subsidiary of the Far North JV remeasured the associated lease liability to reflect these lease payments with a corresponding adjustment to the associated right-of-use asset.

The Company’s lease costs are comprised of the following:

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands)	2025	2024	2023
Operating leases
Operating lease cost	$4,961	$3,448	$380
Variable lease cost	968	1,007	113
Operating lease expense	5,929	4,455	493
Short-term lease expense	637	292	26
Total operating lease expense	6,566	4,747	519
Finance leases
Amortization of financed assets	5,269	4,729	62
Interest on lease obligations	2,499	2,418	8
Total finance lease expense	7,768	7,147	70
Total lease expense	$14,334	$11,894	$589

The following table presents supplemental lease information:

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands)	2025	2024	2023
Operating cash outflows – operating leases	$5,113	$3,588	$456
Operating cash outflows – finance leases	$1,616	$2,432	$8
Financing cash outflows – finance leases	$3,965	$2,727	$60

Right-of-use assets obtained in exchange for operating lease liabilities	$16	$9,282	$1,470
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$25,888	$—

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands)	2025	2024	2023
Weighted-average remaining lease term – operating leases	8.2	8.5	11.0
Weighted-average remaining lease term – finance leases	3.1	4.0	1.8
Weighted-average discount rate(1) – operating leases	11.7%	11.6%	11.1%
Weighted average discount rate – finance leases	10.0%	10.0%	6.8%

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

The following table presents the Company’s future minimum operating lease payments as of December 31, 2025:

Operating
(in USD thousands)	Leases
2026	$4,991
2027	4,720
2028	4,377
2029	3,376
2030	1,660
Thereafter	11,625
Total undiscounted lease payments	30,749
Less present value discount	(11,579)
Present value of operating lease liabilities	$19,170

As of December 31, 2025, there were no future finance lease payments.

Note 18. Equity

Authorized shares

The Company’s certificate of incorporation, as amended, authorized 1,000,000,000 shares of common stock, par value of $0.01 per share, and 25,000,000 shares of preferred stock, par value of $0.01 per share.

Business Combination

The Business Combination constituted a business combination and was accounted for using the acquisition method of accounting. In addition, a recapitalization of equity structure occurred where the equity structure of the Company reflects the equity structure of the legal parent as a result of the Business Combination, in this case the combined company named “Hut 8 Corp.” These Consolidated Financial Statements contain recast equity balances resulting from the retroactive application of recapitalization accounting in accordance with GAAP, except where otherwise noted. Pursuant to the terms of the Business Combination Agreement on November 30, 2023, stockholders of USBTC received 0.6716 of a share of the Company’s common stock for each share of USBTC common stock. Legacy Hut shareholders received 0.2000 of a share of the Company’s common stock for each Legacy Hut common share. All previously outstanding USBTC common stock, all series of previously outstanding USBTC preferred stock, all previously outstanding USBTC stock options, and all previously outstanding USBTC restricted stock awards are presented in the recast Consolidated Statements of Equity, if applicable, and in the accompanying notes on an as-converted basis, converted at the ratio of 0.6716 for each USBTC share. Fractional shares, if any, were rounded down to the nearest whole share at a stockholder level. Fractional options, if any, were rounded down to the nearest whole option at an award level.

The retrospective application of recapitalization on previously outstanding USBTC common stock prior to the Business Combination and in the periods presented in these Consolidated Financial Statements is as follows, rounded down, if applicable, on a holder level based on their aggregate holdings of all USBTC shares:

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

Common stock

During the twelve months ended December 31, 2024 the Company issued 2,313,435 shares of its common stock in connection to the Debt Repayment Agreement with Anchorage. As a result of the share issuance, the Company recorded $30.2 million to additional paid-in capital, net of share issuance costs of $0.1 million, and $0.02 million to common stock.

At-the-Market Offering and Stock Repurchase Programs

On December 4, 2024, the Company entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program (the “2024 ATM”), allowing the Company to offer and sell up to $500.0 million of its common stock from time to time. Concurrently, the Company launched a $250.0 million stock repurchase program enabling the Company to repurchase up to 4,683,936 shares of its common stock (representing 5.0% of the Company’s issued and outstanding common stock as of December 4, 2024) within twelve months of launch. During the twelve months ended December 31, 2024, the Company issued and sold 5,553,458 shares of its common stock under the 2024 ATM for gross proceeds of $165.2 million, incurred issuance costs of $3.2 million, and repurchased nil shares of its common stock under the stock repurchase program. During the twelve months ended December 31, 2025, the Company issued and sold 5,205,019 shares of its common stock under the 2024 ATM for gross proceeds of $134.2 million, incurred issuance costs of $1.3 million, and repurchased nil shares of its common stock under the stock repurchase program.

On August 22, 2025, the Company established a $1.0 billion at-the-market equity program (the “2025 ATM”), which replaced the 2024 ATM. During the twelve months ended December 31, 2025, the Company issued and sold 4,020,630 shares of its common stock under the 2025 ATM for gross proceeds of $183.4 million and incurred issuance costs of $2.0 million.

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

The following table summarizes the assumptions used in the Black-Scholes pricing model on the date that the equity-classified warrants were assumed:

November 30,
2023
Dividend yield	—%
Expected price volatility	106%
Risk-free interest rate	4.48%
Expected term	2.8 years

Transactions involving the Company’s equity-classified warrants are summarized as follows:

			Weighted
		Weighted average	average remaining
	Number of	exercise price	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	(in years)
Outstanding as of June 30, 2023	—	$—	—
Assumed pursuant to the Business Combination	1,895	53.45	2.8
Outstanding as of December 31, 2023	1,895	53.45	2.8
Outstanding as of December 31, 2024	1,895	53.45	1.7
Outstanding as of December 31, 2025	1,895	$53.45	0.7

Non-Controlling interests

During the twelve months ended December 31, 2025, Historical ABTC, entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) for a private placement (the “Private Placement”) with certain accredited investors (collectively, the “Purchasers”). Pursuant to the Purchase Agreement, Historical ABTC agreed to sell and issue to the Purchasers shares of its Class A common stock for gross proceeds of $200.0 million (up to maximum gross proceeds of $250.0 million to satisfy oversubscriptions). The closing of the Private Placement occurred on June 27, 2025. At the closing, Historical ABTC sold and issued 11,002,954 shares of its Class A common stock (159,537,377 shares of Class A common stock of American Bitcoin post-ABTC Merger exchange ratio of 14.4995) for aggregate gross proceeds in cash and Bitcoin (as described below) of $220.1 million, and aggregate net proceeds of approximately $215.3 million after deducting certain fees and expenses incurred in connection with the Private Placement, including aggregate commissions of $4.8 million. $10.0 million worth of Historical ABTC Class A common stock were sold for consideration of Bitcoin in lieu of cash at an exchange rate of one Bitcoin to $104,000. Accordingly, the Company recorded $122.6 million to additional paid-in capital, representing the portion of the Private Placement attributable to the Company, and $92.7 million to non-controlling interest, representing the portion attributable to the non-controlling interest.

As noted in Note 4. Acquisitions, as part of the ABTC Merger, existing Gryphon shareholders held 16,893,390 shares of American Bitcoin Class A common stock upon the Closing on September 3, 2025. As a result, the Company recorded $86.0 million to additional paid-in capital, representing the portion of the American Bitcoin Class A common stock held by existing Gryphon shareholders upon the Closing attributable to the Company, and $49.8 million to non-controlling interest, representing the portion attributable to the non-controlling interest.

During the twelve months ended December 31, 2025, 1,284,152 ABTC-Gryphon Warrants assumed by American Bitcoin from the ABTC Merger were exercised and settled with the issuance of 1,025,120 shares of American Bitcoin Class A common stock. See Note 16. Derivatives for further detail. As a result, the Company recorded $5.2 million to additional paid-in capital, representing the portion of the shares of American Bitcoin Class A common stock issued to settle ABTC-Gryphon Warrants exercised attributable to the Company, and $3.3 million to non-controlling interest, representing the portion attributable to the non-controlling interest.

On September 3, 2025, American Bitcoin entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program (the “American Bitcoin 2025 ATM”), allowing American Bitcoin to offer and sell up to $2.1 billion of its shares of Class A common stock from time to time. During the twelve months ended December 31, 2025, American Bitcoin issued and sold 65,485,198 shares of its Class A common stock under the American Bitcoin 2025 ATM for gross proceeds of $240.5 million and incurred issuance costs of $2.8 million. As a result, the Company recorded $123.4 million to additional paid-in capital, representing the portion of the shares of American Bitcoin Class A common stock sold under the American Bitcoin 2025 ATM attributable to the Company, and $114.4 million to non-controlling interest, representing the portion attributable to the non-controlling interest.

The following table summarizes the effect of changes in ownership of American Bitcoin on equity attributable to Hut 8 Corp. for the periods presented:

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands)	2025	2024	2023
Net (loss) income attributable to Hut 8 Corp.	$(226,149)	$331,882	$6,208
Additional paid-in capital:
Increase in additional paid-in capital from the issuance of Class A common stock by Historical ABTC and or American Bitcoin, net of issuance costs	245,863	—	—
Increase in additional paid-in capital from American Bitcoin Class A common stock consideration for the ABTC Merger	85,989	—	—
Increase in additional paid-in capital from the issuance of Class A common stock by American Bitcoin – warrant exercises	5,197	—	—
Decrease in additional paid-in capital from deferred income tax on American Bitcoin Corp. – equity transactions	(73,219)	—	—
Changes from net (loss) income attributable to Hut 8 Corp. and total effect of changes in ownership of American Bitcoin on equity attributable to Hut 8 Corp.	$37,681	$331,882	$6,208

During the twelve months ended December 31, 2025, American Bitcoin issued shares of its Class A common stock to third parties, as disclosed above in this note, thereby reducing the Company’s ownership percentage in American Bitcoin. The Company continues to maintain control of American Bitcoin after these share issuances, and the issuances were accounted for as equity transactions under FASB ASC Topic 810, Consolidation (“ASC 810”). These share issuances by American Bitcoin are also accounted for under ASC 740 by assessing the deferred tax consequences of the outside basis difference. The tax impact of the difference between the fair value of the consideration received and the amount by which the non-controlling interest is adjusted is recognized in equity. Accordingly, the Company recorded $73.2 million as a deferred tax liability, with the offset recognized in additional paid-in capital. No gain or loss was recognized.

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

Transactions involving the Company’s equity-classified ABTC-Akerna Warrants are summarized as follows:

		Weighted average	Weighted average
	Number of	exercise price	remaining contractual
(in thousands, except share and per share amounts)	shares	(per share)	life (in years)
Outstanding as of December 31, 2024	—	$—	—
ABTC-Akerna Common Warrants assumed pursuant to the ABTC Merger	21,739	37.00	1.8
ABTC-Akerna Underwriter Warrants assumed pursuant to the ABTC Merger	1,087	37.00	1.7
Outstanding as of December 31, 2025	22,826	$37.00	1.5

Subsidiary Penny Warrants

During the twelve months ended December 31, 2025, the Far North JV, a consolidated subsidiary of the Company, issued 2,000,000 Penny Warrants with an exercise price of less than one penny per share. These subsidiary Penny Warrants represent approximately 10% of Far North JV’s common stock outstanding on a non-diluted basis as of December 31, 2025, expire three years from issuance date, and entitle the holder to receive shares of a class of common stock of Far North JV upon exercise. All classes of common stock of Far North JV have equal rights to earnings on a per share basis. The Company accounts for its subsidiary’s Penny Warrants as equity instruments based on the specific terms of the subsidiary Penny Warrant agreements, and has recorded them in additional paid-in capital in equity based on their fair value on issuance. The classification of the subsidiary Penny Warrants, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period. The fair values of the subsidiary Penny Warrants were estimated on their dates of issuance and were approximately equal to the fair value of the shares of a class of common stock underlying the subsidiary Penny Warrants given their exercise price represents little cash consideration.

The subsidiary Penny Warrants were issued in connection with finance lease payment deferral elections by a subsidiary of the Far North JV, and accordingly, the corresponding cost has been capitalized to the associated right-of-use asset in connection with lease remeasurements. The weighted average issuance-date fair value of the subsidiary Penny Warrants was $0.90 per share. See Note 17. Leases for further information on the issuance of the subsidiary Penny Warrants.

The subsidiary Penny Warrants were exercised in February 2026 pursuant to the sale of the Far North JV; refer to Note 5. Far North sale for further information on the Far North JV sale.

Transactions involving the Company’s equity-classified subsidiary Penny Warrants are summarized as follows:

	Number of	Weighted average	Aggregate	Weighted average
	shares of	exercise price	intrinsic	remaining contractual
(in USD thousands, except share and per share amounts)	Far North JV	(per share)	value	life (in years)
Outstanding as of December 31, 2024	—	$—	$—	—
Issued	2,000,000	(1)
Outstanding as of December 31, 2025	2,000,000	$(1)	$1,823	2.1

(1) Represent little cash consideration of less than a penny per share

Accumulated other comprehensive loss

The changes in accumulated other comprehensive loss, net of tax, is as follows:

	December 31,	Net	December 31,
(in USD thousands)	2024	Change	2025
Foreign currency translation adjustment gain (loss)	$(45,553)	$35,121	$(10,432)
Total	$(45,553)	$35,121	$(10,432)

Note 19. Stock-based compensation

In connection with the Business Combination, the Company adopted the 2023 Plan, the Hut 8 Corp. Rollover Option Plan (the “2021 Plan”), and the Hut 8 Mining Corp. Omnibus Long-Term Incentive Plan (the “2018 Plan”). Under the 2023 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, deferred stock units, other stock-based awards, and stock bonuses of the Company can be granted to employees, consultants, and directors of the Company and its affiliates. Cancelled and forfeited awards are returned to the 2023 Plan for future awards. 17,644,625 shares of the Company’s common stock have been authorized and registered to be issued under the 2023 Plan.

On March 16, 2021, USBTC established the USBTC 2021 Equity Incentive Plan. This plan allowed USBTC to award stock options, stock appreciation rights, restricted awards, and performance awards to employees, consultants, and directors of USBTC and its affiliates and cancelled and forfeited awards were returned to the plan for future awards. The 2021 Plan is identical to the USBTC 2021 Equity Incentive Plan except for conforming changes to account for the Business Combination. 4,490,400 shares of the Company’s common stock have been authorized and registered to be issued under the 2021 Plan, and no further awards are available for grant under the 2021 Plan.

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

As of December 31, 2025, restricted stock units, deferred stock units, performance stock units, and stock options have been granted under the 2023 Plan.

The Company’s stock-based compensation expense recognized during the twelve months ended December 31, 2025 and December 31, 2024 and six months ended December 31, 2023 in the Consolidated Statements of Operations and Comprehensive (Loss) Income is as follows:

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands)	2025	2024	2023
Restricted stock awards	$—	$—	$7,815
Stock options	6,776	2,861	2,903
Restricted stock units	12,830	11,002	1,423
Deferred stock units	—	—	75
Performance stock units	38,196	6,920	—
Total stock-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income	$57,802	$20,783	$12,216
Stock-based compensation capitalized in property and equipment, net	$419	$—	$—

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

Immediately prior to the closing of the Business Combination, 6,686,123 USBTC stock options were converted into 4,490,375 USBTC Replacement Options, based on an exchange ratio of 0.6716, rounded down to the nearest whole stock option at an award level. The exercise price of each USBTC Replacement Option is equal to the exercise price of the replaced USBTC stock option immediately before the Business Combination divided by 0.6716, rounded up to the nearest whole cent if applicable. USBTC treated the exchange as a Type I modification (probable-to-probable) and measured the total incremental expense as $3.9 million for all vested and unvested stock options. The $0.3 million incremental expense associated with the vested awards was recognized immediately upon the exchange and is included in compensation expense in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the six months ended December 31, 2023.

As previously described in this note, in connection with the consummation of the Business Combination, Legacy Hut stock options were cancelled and reissued under the Company’s 2023 Plan at a 0.2000 ratio, rounded down if applicable at a grant level. The exercise price of each Legacy Hut stock option immediately before the Business Combination was divided by the exchange ratio of 0.2000 rounded up to the nearest whole cent, if applicable, to obtain the exercise price of the replacement stock options. 115,000 Legacy Hut stock options were cancelled and 23,000 replacement stock options were issued under the 2023 Plan with a weighted-average exercise price of $18.41 per share. The weighted-average fair value of these replacement stock options was $7.02 per share. These 23,000 replacement stock options were fully vested on the Business Combination closing date. As such, there is no further unrecognized compensation expense related to these replacement stock options.

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

The market-based vest conditions of the stock options granted during the twelve months ended December 31, 2025 are considered “market conditions” under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), and as such, the Company used a Monte Carlo simulation model to determine the grant-date fair value of stock options with a market condition. The Monte Carlo simulation takes into account the probability that the market condition will be achieved based on predicted stock price paths of the Company in addition to the assumptions in the table below. No stock options were granted by the Company during the twelve months ended December 31, 2024. The assumptions in the table below were also used in determining the fair value of the Legacy Hut stock options reissued under the 2023 Plan and USBTC Replacement Options during the six months ended December 31, 2023.

	Twelve Months Ended	Six Months Ended
	December 31,	December 31,
	2025	2023
Dividend yield	—%	—%
Expected price volatility	120.00%	100% – 115%
Risk-free interest rate	4.05%	3.64% – 5.16%
Expected term (in years)	6.0	4.6 – 8.2

As of December 31, 2025, there were 316,660 unvested service-based options and 666,667 unvested service and market-based options.

A summary of stock options for the twelve months ended December 31, 2025 and December 31, 2024 and six months ended December 31, 2023 is as follows:

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of June 30, 2023	4,535,270	$0.39	$—	9.0
Granted pursuant to the Business Combination	23,000	18.41
Exercised	(42,508)	0.39	326
Forfeited or canceled	(2,387)	0.39
Outstanding as of December 31, 2023	4,513,375	0.48	58,150	8.8
Exercised	(1,478,415)	0.39	17,625
Forfeited, canceled, or expired	(73,031)	0.39
Outstanding as of December 31, 2024	2,961,929	0.53	59,120	7.7
Granted	1,000,000	15.00
Exercised	(843,113)	0.39	22,485
Forfeited, canceled, or expired	(252,138)	0.39
Outstanding as of December 31, 2025	2,866,678	$5.63	$115,553	6.2
Vested and exercisable as of December 31, 2025	1,883,351	$3.20	$80,502	6.4

The Company had approximately $0.1 million and $2.7 million of total unrecognized compensation expense expected to be recognized over a weighted-average remaining vesting period of approximately 0.9 years and 0.7 years related to stock options under the Hut 8 Corp. Rollover Option Plan and stock options under the 2023 Plan, respectively, as of December 31, 2025. The Company had approximately $0.6 million and $3.5 million of total unrecognized compensation expense related to stock options granted under the Hut 8 Corp. Rollover Option Plan as of December 31, 2024 and December 31, 2023, respectively, which was expected to be recognized over a weighted-average remaining vesting period of approximately 1.2 years and 1.0 years, respectively.

The weighted average grant-date fair value of stock options granted during the twelve months ended December 31, 2025 was $9.44 per share. No stock options were granted during the twelve months ended December 31, 2024. The weighted average grant-date fair value of stock options granted during the six months ended December 31, 2023 was $7.02 per share.

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

For restricted stock units under the 2023 Plan, stock-based compensation expense related to share-settled restricted stock units is based on the fair value of the Company’s common stock on the date of grant. For restricted stock units under the 2018 Plan, the stock-based compensation expense is based on the fair value of the Company’s common stock on the date of the consummation of the Business Combination. The Company recognizes stock-based compensation expense associated with such share-settled restricted stock unit awards on a graded basis over the awards’ service-based vesting tranches. Share-settled restricted stock unit awards generally vest in equal annual installments over a three-year period or fully vest by certain dates for non-employee directors and certain employees (unless accelerated in connection with a change in control event under specified conditions as set forth in the applicable restricted stock unit agreement or otherwise in accordance with provisions of the award’s governing plan or applicable agreement).

In February 2024, the Company accelerated the vesting of 66,666 restricted stock units held by its former Chief Financial Officer governed by the 2018 Plan to dates earlier than the original vest dates. As the modification only resulted in the acceleration of service-based vesting and did not involve any other changes, there was no incremental fair value to recognize as additional compensation expense as of the modification date and accordingly no incremental compensation expense required to be recognized.

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

The following table presents a summary of the activity of the service-based restricted stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of June 30, 2023	—	$—	$—
Granted	502,806	12.16
Assumed pursuant to the Business Combination	1,466,066	9.50
Vested	(412,859)	9.50	4,193
Forfeited	(1,666)	9.50
Unvested as of December 31, 2023	1,554,347	10.36	20,735
Granted	930,410	10.17
Vested	(1,156,383)	9.85	13,155
Forfeited	(186,921)	10.99
Unvested as of December 31, 2024	1,141,453	10.62	23,388
Granted	3,211,013	41.58
Vested	(544,584)	10.69	12,351
Forfeited	(422,672)	16.64
Unvested as of December 31, 2025	3,385,210	$39.22	$155,517

The Company had approximately $119.7 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan that are settleable in shares of common stock of the Company as of December 31, 2025, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.4 years. The Company had approximately $6.3 million and $10.0 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan and 2018 Plan that are settleable in shares of common stock of the Company as of December 31, 2024 and December 31, 2023, respectively, which was expected to be recognized over a weighted-average remaining vesting period of approximately 1.1 years and 1.2 years, respectively.

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

For deferred stock units under the 2023 Plan, the stock-based compensation expense related to share-settled deferred stock units is based on the fair value of the Company’s common stock on the date of grant. For deferred stock units under the 2018 Plan, the stock-based compensation expense is based on the fair value of the Company’s common stock on the date of the consummation of the Business Combination. The Company recognizes stock-based compensation expense associated with such share-settled deferred stock unit awards on a graded basis over the awards’ vesting tranches. Share-settled deferred stock unit awards granted to date were granted in vested state and can only be settled for shares of common stock of the Company upon the participant’s departure from the Company.

The following table presents a summary of the activity of the deferred stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of June 30, 2023	—	$—	$—
Assumed pursuant to the Business Combination – in vested state	86,189	9.50
Granted and vested	5,615	13.34
Vested and outstanding as of December 31, 2023	91,804	9.73	1,225
Redeemed	(17,850)	9.78	224
Vested and outstanding as of December 31, 2024	73,954	9.72	1,515
Vested and outstanding as of December 31, 2025	73,954	$9.72	$3,397

There was no remaining unrecognized compensation expense related to deferred stock units as of December 31, 2025, December 31, 2024, and December 31, 2023.

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

During the twelve months ended December 31, 2024, the Company granted 1,602,609 market-based and service-based performance stock units to certain employees, including to its Chief Executive Officer, Chief Strategy Officer, Chief Financial Officer, and Chief Legal Officer. These performance stock units vest approximately three years from grant date and, as set forth in each applicable performance stock unit grant agreement, if the Company’s stock price, on a basis of the highest volume-weighted average stock price of the Company over a 20 consecutive trading day period during a certain measurement period, exceeds the Company’s 20 consecutive trading day volume-weighted average stock price as of a certain date by at least 50% or at least 100% (“VWAP Goal”), then the percentage of performance stock units eligible to vest is 100% or 200% of the number of performance stock units granted, respectively. Any performance stock units that become eligible to vest as per their respective agreements will vest at the end of their required service period. These performance stock units do not have interpolation conditions on the percentage of units that are eligible to vest.

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

In June 2025, the Company granted 873,362 performance stock units to its Chief Executive Officer and Chief Strategy Officer with an approximately three-year service period and performance-based vest conditions as follows: one third of units are eligible to vest for each of the three performance conditions and the three payout tiers for each performance condition are 80%, 100%, or 300% of the units eligible to vest, with linear interpolation between 100% and 300% on the operational and earnings-related performance conditions noted below. The three performance conditions are as follows: (1) the Company enters into new agreements to commercialize new facilities based on the achievement of certain target levels for the energy capacity of such commercialized sites, (2) the Company achieves certain earnings targets, and (3) a subsidiary of the Company achieves certain financing and transactional milestones. In June 2025, 127,890 performance stock units granted in April 2025 to 20 employees, including to the Company’s Chief Financial Officer and Chief Legal Officer, were modified to have the same performance and service-based vest conditions, portion of awarded units eligible to vest, and payout tiers as the performance stock units granted in June 2025 to the Company’s Chief Executive Officer and Chief Strategy Officer. Immediately prior to the modification, the modified performance stock units were not probable of vesting, and accordingly no stock-based compensation expense was recorded. The total incremental compensation cost expected to be recognized under these modified performance stock units, as of the date of the modification, was $2.0 million over a weighted-average remaining vesting period of approximately 3.0 years.

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

The Company used Monte Carlo simulation models to determine the grant-date fair value for the performance stock units granted during the twelve months ended December 31, 2025 and December 31, 2024 with a market-based vest condition, including the performance stock units with the VWAP Goal and the Market Cap-Related PSUs. The Monte Carlo simulation models take into account the probability that a market condition will be achieved based on predicted stock price paths of the Company in addition to the below assumptions:

	Twelve Months Ended
	December 31,
	2025	2024
Dividend yield	—%	—%
Expected price volatility	100.6%	110.0% – 115.0%
Risk free interest rate	3.62%	3.74 – 4.84%
Expected term (in years)	1.2	2.9 – 3.0

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

The following table presents a summary of the activity of the performance stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2023	—	$—	$—
Granted	1,602,609	17.56
Unvested as of December 31, 2024	1,602,609	17.56	65,675
Granted	3,137,216	69.21
Forfeited	(182,891)	16.49
Unvested as of December 31, 2025	4,556,934	$53.16	$317,062

As of December 31, 2025 and December 31, 2024, unrecognized stock-based compensation expense related to the Company’s performance stock units with market-based vest conditions and performance-based vest conditions considered probable of vesting was $181.2 million and $21.2 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 1.6 years and 2.2 years, respectively.

Note 20. Net (loss) income per share of common stock

Basic and diluted net (loss) income per share attributable to common stockholders is computed in accordance with Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Net (loss) income per share attributable to common stockholders. In addition, as mentioned in Note 18. Equity, a recapitalization of equity structure occurred in a historical period and these Consolidated Financial Statements contain recast stockholders’ equity balances resulting from the retroactive application of recapitalization accounting in accordance with GAAP. As such, the net (loss) income per share of common stock computations below for the historical periods reflects the retroactive application of recapitalization.

The following table presents potentially dilutive securities that were not included in the computation of diluted net (loss) income per share of common stock as their inclusion would have been anti-dilutive:

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2023
Stock options	2,866,678	—	23,000
Restricted stock units	3,385,210	50,366	454,774
Deferred stock units	73,954	—	—
Performance stock units	4,556,934	13,112	—
Warrants	1,895	1,895	1,895
Convertible note and separated embedded derivative from convertible note	9,715,476	—	—
Total	20,600,147	65,373	479,669

The following is a reconciliation of the denominator of the basic and diluted net income (loss) per share of common stock computations for the periods presented:

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands, except share and per share amounts)	2025	2024	2023
Numerator:
Net (loss) income attributable to Hut 8 Corp.	$(226,149)	$331,882	$6,208
Less: loss (income) from discontinued operations (net of income tax benefit of nil, $2.3 million, and nil, respectively)	—	7,044	(77)
Subsidiary Penny Warrant adjustment to net (loss) income from continuing operations attributable to Hut 8 Corp. – basic (1)	712	—	—
Net (loss) income from continuing operations attributable to Hut 8 Corp. – basic	$(225,437)	$338,926	$6,131
Effect of dilutive shares on net (loss) income:
Effect of convertible note and separated embedded derivative from convertible note, net of tax	—	4,711	—
Effect of subsidiary warrant liability (ABTC-Gryphon Warrants) on net (loss) income from continuing operations attributable to Hut 8 Corp. – diluted (2)	(302)	—	—
Net (loss) income from continuing operations attributable to Hut 8 Corp. – diluted	$(225,739)	$343,637	$6,131
(Loss) income from discontinued operations (net of income tax benefit of nil, $2.3 million, and nil respectively) attributable to Hut 8 Corp.	$—	$(7,044)	$77

Denominator:
Weighted average shares of common stock outstanding – basic	105,328,890	91,320,744	51,268,013
Dilutive impact of outstanding equity awards	—	5,002,861	4,004,597
Dilutive impact of convertible note	—	4,724,134	—
Weighted average shares of common stock outstanding – diluted	105,328,890	101,047,739	55,272,610
Net (loss) income per share of common stock:
Basic from continuing operations attributable to Hut 8 Corp. (3)	$(2.14)	$3.71	$0.12
Basic from discontinued operations attributable to Hut 8 Corp. (4)	$—	$(0.08)	$—
Diluted from continuing operations attributable to Hut 8 Corp. (5)	$(2.14)	$3.40	$0.11
Diluted from discontinued operations attributable to Hut 8 Corp. (6)	$—	$(0.07)	$—

(1) Calculated as the difference between Far North JV’s, a consolidated subsidiary that issued Penny Warrants, net loss attributable to Hut 8 Corp. under ASC 260 inclusive of the impact of the Penny Warrants less Far North JV’s net loss attributable to Hut 8 Corp.

(2) Calculated as the net adjustment from (i) subsidiary warrant liability fair value remeasurement from ABTC-Gryphon Warrants, net of tax and (ii) the adjustment of subsidiary ABTC-Gryphon Warrants to net (loss) income from continuing operations attributable to Hut 8 Corp. – diluted

(3) Calculated as net (loss) income from continuing operations attributable to Hut 8 Corp. – basic, divided by weighted average shares of common stock outstanding – basic

(4) Calculated as (loss) income from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – basic

(5) Calculated as net (loss) income from continuing operations attributable to Hut 8 Corp. – diluted, divided by weighted average shares of common stock outstanding – diluted

(6) Calculated as (loss) income from discontinued operations attributable to Hut 8 Corp. divided by weighted average shares of common stock outstanding – diluted

Note 21. Income taxes

For financial reporting purposes, (loss) income before income taxes includes the following components:

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands)	2025	2024	2023
United States	$(195,445)	$(26,630)	$(26,024)
Foreign	(104,389)	469,176	31,811
Total	$(299,834)	$442,546	$5,787

The components of the benefit (provision) for income taxes consists of:

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands)	2025	2024	2023
Current
U.S. Federal	$(2,208)	$(1,134)	$(424)
U.S. State	(910)	(126)	—
Foreign	306	(439)	—
Total current	(2,812)	(1,699)	(424)

Deferred
U.S. Federal	$41,686	$(95,436)	$845
U.S. State	475	(475)	—
Foreign	12,487	(15,847)	—
Total deferred	54,648	(111,758)	845

Discontinued operations
U.S. Federal	$—	$—	$—
U.S. State	—	—	—
Foreign	—	2,320	—
Total discontinued operations	—	2,320	—

Total income tax benefit (provision)	$51,836	$(111,137)	$421

Upon adoption of ASU 2023-09, as described in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements, the reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the twelve months ended December 31, 2025 was as follows:

	Twelve Months Ended
	December 31,
(in USD thousands, and in percentages)	2025
U.S. Federal Statutory Rate	$62,965	21.0%
State and Local Income Taxes, Net of Federal Income Tax Benefit (1)	(255)	(0.1)%
Foreign Tax Effects
Canada
Federal statutory tax rate difference between Canada and United States	(6,263)	(2.1)%
Non-taxable (non-deductible) portion of gains (losses) on digital assets	(9,240)	(3.1)%
Changes in Valuation Allowances	(5,523)	(1.8)%
Nontaxable item	3,398	1.1%
Provincial taxes	8,410	2.8%
Prior period adjustments	(1,485)	(0.5)%
Other	1,574	0.5%
Effect of Cross-Border Tax Laws
Subpart F Income Inclusion	13,724	4.6%
Changes in Valuation Allowances	(8,301)	(2.8)%
Nontaxable or Nondeductible Items
Nondeductible executive compensation	(10,230)	(3.4)%
Non-cash asset contribution expense	(4,781)	(1.6)%
Stock based compensation	3,352	1.1%
Other	(1,620)	(0.5)%
Outside basis in investments	5,620	1.9%
Prior period adjustments	491	0.2%
Effective tax rate	$51,836	17.3%

(1)  State taxes in Florida and Texas for 2025 made up the majority (greater than 50%) of the tax effect in this category.

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the twelve and six months ended December 31, 2024 and December 31, 2023, respectively, in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
(in USD thousands, and in percentages)	2024		2023
Tax benefit (provision) computed at the federal statutory rate	$(96,216)	21.0%	$(1,215)	21.0%
State taxes, net of federal tax benefit	(596)	0.1%	—	—%
Permanent differences	26	(0.0)%	(950)	16.4%
Stock based compensation	681	(0.1)%	(547)	9.5%
Non-taxable portion of gains on digital assets	64,931	(14.2)%	4,179	(72.2)%
Foreign earnings taxed at a higher rate	(16,145)	3.5%	(1,431)	24.7%
Return to provision adjustments	1,043	(0.2)%	—	—%
Subpart F Income	(121,099)	26.4%	—	—%
Change in valuation allowance	56,380	(12.3)%	385	(6.7)%
Change in enacted tax rates	(132)	0.0%	—	—%
Other items	(10)	0.0%	—	—%
Effective tax rate	$(111,137)	24.3%	$421	(7.3)%

The following table summarizes the components of deferred tax assets and deferred tax liabilities:

	December 31,
(in thousands)	2025	2024
Deferred tax assets
Finance and operating lease obligation	$50,008	$11,521
Capital loan	2,726	555
Operating tax losses carried forward	132,352	44,446
Share issuance costs	—	1,197
Prepaid expense	—	1,294
Capital tax losses carried forward	8,429	6,713
Interest Carryforwards	22,012	14,413
Stock based compensation	5,070	3,915
Accrued expenses	3,890	3,343
Intangible assets, net	2,616	—
Goodwill	—	2,105
Property and equipment, net	36,812	34,999
Digital assets	26,430	—
Outside basis in investments	826	—
Total deferred tax assets	$291,171	$124,501

Deferred tax liabilities
Property and equipment, net	(102,976)	(15,397)
Operating lease right-of-use asset	(44,397)	(11,270)
Intangible assets, net	—	(875)
Equity in earnings of unconsolidated joint venture	(244)	(4,012)
Digital assets	(58,153)	(73,695)
Deferred Subpart F Income	(102,086)	(115,912)
Revaluation of Call Options	(7,442)	(699)
Revaluation of derivative asset	(7,718)	—
Outside basis in investments	(73,605)	—
Other	(101)	—
Total deferred tax liabilities	$(396,722)	$(221,860)

Valuation allowance	(24,303)	(13,755)

Total net deferred tax liability	$(129,854)	$(111,114)

Upon adoption of ASU 2023-09, as described in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements, cash paid for income taxes, net of refunds, during the twelve months ended December 31, 2025 was as follows:

Twelve Months Ended
December 31,
2025
(in USD thousands)
U.S. Federal	$500
U.S. State:
Florida	(82)
New York	660
Texas	94
Other (1)	16
Total U.S. State	688
Foreign	—
Cash paid for income taxes (net of refunds)	$1,188

(1) The amount of income taxes paid during the year does not meet the 5% disaggregation threshold and is included in Other.

The Company intends to reinvest its foreign earnings in the jurisdictions in which they were earned and as such, has not provided for any additional taxes on approximately $5.5 million of unremitted earnings. The Company believes the unrecognized deferred tax liability related to these earnings is approximately $0.3 million.

The Company does not have any unrecognized tax benefits.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s Consolidated Financial Statements for the twelve months ended December 31, 2025 and 2024, and the six months ended December 31, 2023.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates on a calendar year basis. As of December 31, 2025, the Company had U.S. Federal net operating loss (“NOLs”) carryforwards of $523.6 million. These NOLs are carried over indefinitely but utilization is subject to an 80% taxable income limitation. As of December 31, 2025, the Company had U.S. Federal capital loss carryforwards of $29.1 million. These capital losses begin to expire in tax year 2027. The Company had post apportioned state NOL carryforwards of $71.4 million as of December 31, 2025, which will start to expire in 2040. The Company had foreign non-capital losses of $80.5 million that expire between 2033 and 2045. As of December 31, 2025, the Company had interest expense carryforward for U.S. income tax purposes of $70.2 million. The entire amount has an indefinite carryforward period. These carryforwards are available, subject to certain limitations, to offset future taxable income.

Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Based on the historical earnings of the Company’s operations, management believes it is more likely than not that some of the operations will not generate sufficient earnings to utilize these net operating losses and federal capital losses. As of December 31, 2025 and 2024, the Company has recorded valuation allowances of $24.3 million and $13.8 million, respectively. The net increase of $10.5 million is primarily attributable to valuation allowances recorded in American Bitcoin due to current year operating losses and lack of other sources of taxable income, and Far North JV divestiture from the Canada operations.

In the normal course of business, the Company is subject to examination by federal, state, and provincial jurisdictions, where applicable. As of December 31, 2025, tax years 2020 and beyond were subject to examination by the Internal Revenue Service, various state jurisdictions in which the Company is subject to tax, and the Canadian Revenue Agency.

As of December 31, 2025, there were no U.S. federal or state, or Canadian federal or provincial, income tax audits in progress for the Company.

Note 22. Concentrations

The Company has only mined Bitcoin during the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023. Therefore, 100% of the Company’s digital asset mining revenue within its Compute segment is related to one digital asset. The Company used two mining pool operators during the twelve months ended December 31, 2025 and 2024, and six months ended December 31, 2023.

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

The Company provides services to TZRC, an equity method investment entity (refer to Note 11. Investment in unconsolidated joint venture for additional information on the equity method investment entity), in exchange for fees under a PMA. The Company also has a SAFE agreement with a related party as described in Note 15. Loans, notes payable, and other financial liabilities.

On December 30, 2025, pursuant to the Investor Rights Agreement, dated May 9, 2025, by and among American Bitcoin Corp., American Bitcoin Operating LLC and the stockholders of American Bitcoin party thereto (including the Company’s subsidiary that holds its interest in American Bitcoin), the boards of directors of each of the Company and American Bitcoin consented to the purchase of 23,199,205 shares of Class B common stock of American Bitcoin by a limited liability company (the “LLC Purchaser”) for a purchase price of $1.40 per share. Asher Genoot, Chief Executive Officer and director of the Company and Executive Chairman of American Bitcoin, and Michael Ho, Chief Strategy Officer and director of the Company and Chief Executive Officer and director of American Bitcoin, solely manage and control the LLC Purchaser and have an indirect financial interest therein in the form of a profit share interest in one if its members.

Note 24. Commitments and contingencies

Bitmain Purchase Agreement and ABTC Bitmain Purchase Agreement

The Bitmain Purchase Agreement and ABTC Bitmain Purchase Agreement include the following financial commitments: Bitcoin redemption options, recognized as derivative assets under ASC 815, measured at fair value at each reporting period, Miner purchase liability representing a commitment to settle the obligation in cash if the redemption right is exercised before expiration, and a derecognition of Digital assets – pledged for miner purchase if the redemption right is not exercised. See Note 8. Digital assets for further information on the Bitmain Purchase Agreement and ABTC Bitmain Purchase Agreement.

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

Securities Litigation

In February and March 2024, two purported securities class actions were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers. The two class actions were consolidated into In re Hut 8 Corp. Securities Litigation, Case No. 24-cv-00904 (VM), and a lead plaintiff was appointed on April 19, 2024. The lead plaintiff filed a consolidated amended complaint on June 14, 2024. The consolidated amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On December 2, 2024, the defendants filed a motion to dismiss the consolidated amended complaint. On January 16, 2025, the lead plaintiff opposed the motion. On February 18, 2025, the defendants filed a reply in further support of the motion to dismiss. On September 12, 2025, the U.S. District Court for the Southern District of New York issued a decision, dismissing all fraud-based Exchange Act claims and most Securities Act claims, leaving two Section 11 and Section 15 claims tied to King Mountain disclosures. On October 24, 2025, the defendants answered the surviving allegations in the amended complaint and amended their answer on November 14, 2025. On February 4, 2026, at the parties’ request, the court stayed all proceedings through April 15, 2026.

Since the filing of the securities class actions, shareholder derivative suits were filed against the Company, its directors and certain of its current and former officers in the U.S. District Courts for the Southern District of New York, the District of Delaware, the Southern District of Florida, and the Delaware Court of Chancery alleging derivative claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the Exchange Act, including Section 10(b). All derivative actions in the Southern District of New York were voluntarily dismissed or transferred to the District of Delaware. All derivative actions in the District of Delaware were voluntarily dismissed or dismissed by the court without prejudice. The Southern District of Florida consolidated and stayed three of the proceedings before it, pending the outcome of the motion to dismiss in the securities class action in the Southern District of New York and administratively closed the case. On October 14, 2025, the Southern District of Florida granted the parties’ joint request to continue the stay of the consolidated action pending the resolution of a motion for summary judgment in In re Hut 8 Corp. Securities Litigation. The complaints in the remaining Southern District of Florida and the Delaware Court of Chancery actions have not yet been served on the Company.

On December 1, 2025, a purported former shareholder filed a putative class action against Hut 8 and certain of its current and former officers in the Ontario Superior Court of Justice in Canada. The statement of claim alleges that Hut 8 made misrepresentations in connection with the November 2023 business combination of Hut 8 Mining Corp. and USBTC and asserts two causes of action under the common law and the Ontario Securities Act.

The Company disputes the claims in these cases and intends to vigorously defend against them. Based on the preliminary nature of these proceedings, the outcome of these matters remains uncertain, and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

On December 30, 2025, a stockholder filed a complaint under 8 Del. C. § 220 in the Delaware Court of Chancery seeking an order compelling the Company to produce certain books and records. On January 14, 2026, a separate stockholder filed a similar complaint. The Company produced books and records to both stockholders, subject to confidentiality agreements.  The parties in the first action submitted a stipulation and proposed order to stay the case. The complaint in the second action has not been served on the Company. The Company believes it has complied with its obligations under Section 220 to provide the stockholders with copies of books and records, however, based on the preliminary nature of these proceedings, the outcome of these matters remains uncertain, and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2025, based on the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was effective as of December 31, 2025. Management reviewed the results of its assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report.

Remediation of Previously Reported Material Weaknesses

As previously reported in our Annual Report on Form 10-K for fiscal year ended December 31, 2024, we identified material weaknesses in internal control over financial reporting. The material weaknesses were related to (i) inadequate review of the calculation of the deferred tax provision for Bitcoin held in an international jurisdiction and (ii) inadequate review of a complex accounting transaction related to our Bitmain miner purchase agreement. While these material weaknesses did not result in a material misstatement of our financial statements, there was a reasonable possibility that these material weaknesses could have resulted in a material misstatement in our annual or interim consolidated financial statements that would not be detected.

With respect to the material weaknesses above, management, under the oversight of the Audit Committee, completed the remediation activities over the twelve months ended December 31, 2025, which included (i) replacing our third-party advisor who prepared and supported our review of the deferred taxes calculation with an advisor who has additional expertise in calculating deferred income taxes in the international jurisdictions in which we operate, (ii) replacing our third-party advisor who supported our review of the Bitmain miner purchase agreement with an advisor who has additional expertise in Bitcoin-related transactions, and (iii) designing and implementing enhanced controls related to the review of certain of our third-party advisors’ evaluation of tax provision and certain complex accounting transactions. During the twelve months ended December 31, 2025, we completed our testing of the operating effectiveness of internal controls impacted by these remediation efforts and determined the material weaknesses have been remediated as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses remedial measures described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

The remaining information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated by reference.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated by reference.

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

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1†#	Business Combination Agreement, dated as of February 6, 2023, by and among New Hut, USBTC and Hut 8.	S-4	2.1	11/07/2023
3.1	Amended and Restated Certificate of Incorporation of Hut 8 Corp.	8-K	3.1	12/01/2023
3.2	Amended and Restated Bylaws of Hut 8 Corp.	8-K	3.2	12/01/2023
4.1	Description of Securities.	10-KT	4.1	03/28/2024
10.1	Form of Indemnification Agreement of Hut 8 Corp.	S-4	10.1	11/07/2023
10.2*	Amended and Restated Hut 8 Corp. 2023 Omnibus Incentive Plan.	S-8	4.3	06/18/2025
10.3*	Hut 8 Corp. Rollover Option Plan.	10-Q	10.3	12/19/2023
10.4*	Hut 8 Mining Corp. Omnibus Long-Term Incentive Plan.	10-Q	10.4	12/19/2023
10.5*	Employment Agreement, dated November 30, 2023, by and among Asher Genoot, Hut 8 Corp. and Hut 8 Mining Corp.	10-Q	10.6	12/19/2023
10.6*	Employment Agreement, dated November 30, 2023, by and among Michael Ho, Hut 8 Corp. and Hut 8 Mining Corp.	10-Q	10.7	12/19/2023
10.7#*	Employment Agreement, dated as of July 25, 2024, by and between Sean Glennan and Hut 8 Corp.	10-Q	10.2	11/13/2024
10.8#*	Employment Agreement, dated as of May 1, 2024, by and between Victor Semah and Hut 8 Corp.	10-Q	10.3	08/13/2024
10.9†	Secured Promissory Note between Compute North Member LLC and TZ Capital Holdings, LLC, dated April 8, 2022.	S-4	10.6	11/07/2023
10.10†	First Amendment to the Secured Promissory Note between Compute North Member LLC and TZ Capital Holdings, LLC, dated July 26, 2022.	S-4	10.7	11/07/2023
10.11†	Second Amendment to the Secured Promissory Note between Compute North Member LLC, TZ Capital Holdings, LLC and US Data King Mountain LLC, dated December 6, 2022.	S-4	10.8	11/07/2023
10.12†#	Limited Liability Company Agreement of TZRC LLC, as amended.	S-4	10.18	11/07/2023
10.13	Convertible Note Purchase Agreement, dated June 21, 2024, by and between Hut 8 Corp., Coatue Tactical Solutions Lending Holdings AIV 3 LP, and Hut 8 Mining Corp.	8-K	10.1	06/24/2024
10.14#	Registration Rights Agreement, dated December 4, 2024, between Hut 8 Corp. and Coatue Tactical Solutions Lending Holdings AIV 3 LP.	8-K	1.2	12/04/2024

10.15#	Controlled Equity OfferingSM Sales Agreement, dated December 4, 2024, among the Company and Cantor Fitzgerald & Co., Keefe, Bruyette & Woods, Inc., The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Craig-Hallum Capital Group LLC, Maxim Group LLC, Needham & Company, LLC, Roth Capital Partners, LLC, Cantor Fitzgerald Canada Corporation, Stifel Nicolaus Canada Inc. and Canaccord Genuity Corp.	8-K	1.1	12/04/2024
10.16#	Fourth Amended and Restated Credit Agreement, dated as of December 22, 2025, between Hut 8 Mining Corp. and Coinbase Credit, Inc.	8-K	10.1	12/31/2025
10.17#	Credit Agreement, dated as of August 25, 2025, between Hut 8 MB One LLC, Hut 8 Mining Holding Corp. and Two Prime Lending Limited.	8-K	10.1	08/29/2025
19.1	Insider Trading Policy.
21.1	List of Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of Raymond Chabot Grant Thornton LLP.
31.1	Certification of Principal Executive Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.	10-KT	97.1	03/28/2024
101	Inline Interactive Data File.
104	Cover Page Interactive Data File.
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

Dated: February 25, 2026	HUT 8 CORP.

	By:	/s/ Sean Glennan
Sean Glennan
Principal Financial Officer and Authorized Signatory

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 25, 2026.

Signature	Title

/s/ Asher Genoot	Chief Executive Officer and Director (Principal Executive Officer)
Asher Genoot

/s/ Sean Glennan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Sean Glennan

/s/ Michael Ho	Chief Strategy Officer and Director
Michael Ho

/s/ William Tai	Chairperson
William Tai

/s/ Joseph Flinn	Director
Joseph Flinn

/s/ E. Stanley O’Neal	Director
E. Stanley O’Neal

/s/ Carl J. (Rick) Rickertsen	Director
Carl J. (Rick) Rickertsen

/s/ Mayo A. Shattuck III	Director
Mayo A. Shattuck III

/s/ Amy Wilkinson	Director
Amy Wilkinson