Form 10-Q
period 2026-03-31
Hut 8 Corp.
filed 2026-05-06
CIK 1964789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 112,594,112 shares of its common stock outstanding.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions, that, if proven incorrect or do not materialize, could cause our results to differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements generally are identified by the words “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those described in Part I, Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) and in Part II, Item 1A, “Risk Factors” of this Quarterly Report. Except as required by law, we do not assume any obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in USD thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$160,016	$44,914
Restricted cash	610	2,373
Accounts receivable, net	7,191	31,122
Deposits and prepaid expenses	48,111	189,332
Derivative assets	—	16,223
Digital assets – pledged for miner purchase	—	84,688
Digital assets receivable	646	812
Assets held for sale	—	38,719
Total current assets	216,574	408,183

Non-current assets
Derivative assets	161,699	101,179
Digital assets – held in custody	435,720	661,979
Digital assets – pledged for miner purchase	210,823	242,937
Digital assets – pledged as collateral	477,520	396,624
Property and equipment, net	812,373	643,244
Operating lease right-of-use asset	17,499	18,496
Deposits and prepaid expenses	8,247	8,314
Investment in unconsolidated joint venture	43,588	45,158
Other investments	6,378	6,378
Intangible assets, net	10,164	11,141
Goodwill	209,159	210,087
Total non-current assets	2,393,170	2,345,537
Total assets	$2,609,744	$2,753,720

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$43,927	$44,519
Miner purchase liability, current portion	—	100,910
Deferred revenue	1,970	1,458
Operating lease liability, current portion	2,852	2,891
Loans, notes payable, and other financial liabilities, current portion	199,966	199,926
Income taxes payable	3,712	115
Liabilities held for sale	—	25,764
Total current liabilities	252,427	375,583

Non-current liabilities
Miner purchase liability, less current portion	360,877	332,153
Operating lease liability, less current portion	15,309	16,279
Loans, notes payable, and other financial liabilities, less current portion	204,784	210,235
Deferred tax liabilities	86,094	129,854
Warrant liability	77	146
Total non-current liabilities	667,141	688,667
Total liabilities	919,568	1,064,250

Commitments and contingencies

Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 112,546,250 and 110,091,358 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,125	1,101
Additional paid-in capital	1,612,762	1,425,775
(Accumulated deficit) retained earnings	(214,368)	5,481
Accumulated other comprehensive loss	(19,680)	(10,432)
Total Hut 8 Corp. stockholders’ equity	1,379,839	1,421,925
Non-controlling interests	310,337	267,545
Total equity	1,690,176	1,689,470
Total liabilities and equity	$2,609,744	$2,753,720

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in USD thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Power	$3,740	$4,380
Digital Infrastructure	1,303	1,317
Compute	65,974	16,118
Total revenue	71,017	21,815

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	2,107	3,628
Cost of revenue – Digital Infrastructure	1,546	1,559
Cost of revenue – Compute	21,895	13,472
Total cost of revenue	25,548	18,659

Operating expenses:
Depreciation and amortization	38,442	14,899
General and administrative expenses	81,740	21,059
Losses on digital assets	295,657	112,394
Loss on sale of property and equipment	—	2,454
Total operating expenses	415,839	150,806
Operating loss	(370,370)	(147,650)

Other (expense) income:
Foreign exchange (loss) gain	(2,720)	9
Interest expense	(9,243)	(7,469)
Asset contribution costs	—	(22,780)
Gain on derivatives	40,817	20,862
(Loss) gain on other financial liability	(661)	1,139
Gain on warrant liability	69	—
Gain on sale of Far North JV, net of transaction costs	33,601	—
Equity in earnings of unconsolidated joint venture	6,430	1,365
Total other income (expense)	68,293	(6,874)

Net loss before income taxes	(302,077)	(154,524)

Income tax benefit	48,942	20,205

Net loss	(253,135)	(134,319)

Less: Net loss attributable to non-controlling interests	33,286	430
Net loss attributable to Hut 8 Corp.	$(219,849)	$(133,889)

Net loss per share of common stock:
Basic attributable to Hut 8 Corp.	$(1.98)	$(1.30)
Diluted attributable to Hut 8 Corp.	$(1.98)	$(1.30)

Weighted average number of shares of common stock outstanding:
Basic	111,064,728	102,854,747
Diluted	111,064,728	102,854,747

Net loss	$(253,135)	$(134,319)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(9,310)	1,187
Total comprehensive loss	(262,445)	(133,132)
Less: Comprehensive loss attributable to non-controlling interests	33,281	431
Comprehensive loss attributable to Hut 8 Corp.	$(229,164)	$(132,701)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, in USD thousands, except share and per share data)

Three Months Ended March 31, 2025

			Additional			Accumulated Other
	Common Stock		Paid-in	Retained	Non-controlling	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Interests	(Loss) Income	Equity
Balance, December 31, 2024	99,478,012	$995	$789,597	$231,630	$3,910	$(45,553)	$980,579
Issuance of common stock – at-the-market offering, net of issuance costs	4,205,019	42	111,969	—	—	—	112,011
Issuance of common stock – stock option exercises	327,204	3	124	—	—	—	127
Issuance of common stock – restricted stock unit settlements	140,275	2	(2)	—	—	—	—
Stock-based compensation	—	—	3,793	—	—	—	3,793
Issuance of warrants by subsidiary	—	—	1,449	—	—	—	1,449
Non-controlling interest in American Bitcoin Corp.	—	—	(1,354)	—	24,222	—	22,868
Foreign currency translation adjustments	—	—	—	—	(1)	1,188	1,187
Net loss attributable to Hut 8 Corp.	—	—	—	(133,889)	—	—	(133,889)
Net loss attributable to non-controlling interest	—	—	—	—	(430)	—	(430)
Balance, March 31, 2025	104,150,510	$1,042	$905,576	$97,741	$27,701	$(44,365)	$987,695

Three Months Ended March 31, 2026

			Additional	Retained		Accumulated Other
	Common Stock		Paid-in	Earnings	Non-controlling	Comprehensive	Total
	Shares	Amount	Capital	(Accumulated Deficit)	Interests	(Loss) Income	Equity
Balance, December 31, 2025	110,091,358	$1,101	$1,425,775	$5,481	$267,545	$(10,432)	$1,689,470
Issuance of Class A common stock by American Bitcoin Corp., net of issuance costs	—	—	32,500	—	78,002	—	110,502
Deferred income tax on American Bitcoin Corp. – equity transactions	—	—	(8,539)	—	—	—	(8,539)
Issuance of common stock – at-the-market offering, net of issuance costs	2,101,363	21	120,099	—	—	—	120,120
Issuance of common stock – stock option exercises	124,619	1	47	—	—	—	48
Issuance of common stock – restricted stock unit settlements	228,910	2	(2)	—	—	—	—
Stock-based compensation	—	—	50,980	—	—	—	50,980
Foreign currency translation adjustments	—	—	—	—	5	(9,315)	(9,310)
Exercise of warrants issued by subsidiary	—	—	(283)	—	283	—	—
Sale of Far North JV and non-controlling interest acquisition prior to sale	—	—	(7,815)	—	(2,212)	67	(9,960)
Net loss attributable to Hut 8 Corp.	—	—	—	(219,849)	—	—	(219,849)
Net loss attributable to non-controlling interests	—	—	—	—	(33,286)	—	(33,286)
Balance, March 31, 2026	112,546,250	$1,125	$1,612,762	$(214,368)	$310,337	$(19,680)	$1,690,176

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in USD thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net loss	$(253,135)	$(134,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,442	14,899
Amortization of operating right-of-use assets	679	609
Non-cash lease expense	551	611
Stock-based compensation	50,874	3,793
Equity in earnings of unconsolidated joint venture	(6,430)	(1,365)
Distributions of earnings from unconsolidated joint venture	8,000	—
ASIC compute revenue	(62,117)	(12,338)
Losses on digital assets	295,657	112,394
Deferred tax assets and liabilities	(52,265)	(20,443)
Foreign exchange loss (gain)	2,720	(9)
Amortization of debt discount	171	144
Loss on sale of property and equipment	—	2,454
Gain on derivatives	(40,817)	(20,862)
Loss (gain) on other financial liability	661	(1,139)
Gain on warrant liability	(69)	—
Gain on sale of Far North JV, net of transaction costs	(33,601)	—
Paid-in-kind interest expense	1,759	6,268
Asset contribution costs	—	22,780
Changes in assets and liabilities:
Accounts receivable, net	23,300	2,625
Deposits and prepaid expenses	758	1,243
Income taxes receivable	341	240
Income taxes payable	3,597	—
Accounts payable and accrued expenses	(5,521)	(8,540)
Deferred revenue	512	(1,636)
Operating lease liabilities	(1,289)	(1,258)
Net cash used in operating activities	(27,222)	(33,849)

Investing activities
Proceeds from sale of digital assets	—	3,433
Bitcoin purchased	(61,317)	—
Deposits for future sites	(16,839)	—
Purchases of property and equipment	(36,617)	(63,336)
Proceeds from sale of property and equipment	—	2,563
Net proceeds from sale of Far North JV, net of cash divested	63,601	—
Additions to intangible assets	—	(896)
Net cash used in investing activities	(51,172)	(58,236)

Financing activities
Repayments of loans payable	(8,000)	—
Principal payments on finance lease	(957)	(119)
Settlement of finance lease obligation in connection with sale of Far North JV	(20,756)	—
Cash paid to buyout non-controlling interest of Far North JV	(9,960)	—
Proceeds from the issuance of common stock – stock option exercises	48	127
Proceeds from the issuance of common stock – at-the-market offering, net of issuance costs	120,120	112,011
Proceeds from the issuance of American Bitcoin Corp. Class A common stock – at-the-market offering, net of issuance costs	110,502	—
Proceeds from other financial liability	—	3,500
Net cash provided by financing activities	190,997	115,519

Effect of exchange rate changes on cash, and restricted cash	(591)	(95)
Net increase in cash	112,012	23,339
Cash, beginning of period	48,614	85,635
Cash, and restricted cash, end of period	$160,626	$108,974

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in USD thousands)

	Three Months Ended
	March 31,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$7,566	$1,776
Cash paid for income taxes	$43	$—

Non-cash transactions
Reclassification of deposits and prepaid expenses to property and equipment	$156,853	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$212
Compute revenue in accounts receivable, net	$646	$—
Property and equipment acquired under miner purchase liability	$8,827	$85,814
Property and equipment acquired under accounts payable and accrued expenses	$3,331	$—
Property and equipment acquired through exchange of right-of-use asset – Far North JV	$16,944	$—
Bitcoin redemption and put options acquired under miner purchase liability	$23,227	$—
Net income (loss) attributable to non-controlling interests	$(33,286)	$(430)
Issuance of common stock – restricted stock unit settlements	$2	$2
Issuance of warrants by subsidiary as finance lease payments	$—	$1,449
Stock-based compensation capitalized in property and equipment, net	$106	$—
Subsidiary warrants exercised	$283	$—

Reconciliation of cash, and restricted cash to the Consolidated Balance Sheets:
Cash	$160,016	$108,382
Restricted cash	610	592
Total cash, and restricted cash	$160,626	$108,974

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

Nature of operations and corporate information

Hut 8 Corp. (together with its consolidated subsidiaries, the “Company” or “Hut 8”) is an energy infrastructure platform integrating power, digital infrastructure, and compute at scale to fuel next-generation, energy-intensive technologies such as AI, high-performance computing, and ASIC compute. The Company develops, commercializes, and operates industrial-scale energy and data center infrastructure through a power-first, innovation-driven approach. The Company was incorporated in Delaware in January 2023.

Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements

Basis of presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all the information and footnotes required by GAAP for complete financial statements. As such, the information included in this Quarterly Report should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2025, and related notes thereto, included in the Annual Report.

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

Unconsolidated investments in which the Company does not have a controlling interest but does have significant influence are accounted for as equity method investments, with earnings recorded in other (expense) income. These investments are included in long-term assets and the Company’s proportionate share of income or loss is included in other (expense) income.

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

Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses are recorded in General and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Based on the Company’s current and historical collection experience, management recorded allowances for doubtful accounts of $0.2 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2026 and December 31, 2025:

	Fair value measured at March 31, 2026
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	March 31,	active markets	inputs	inputs
(in USD thousands)	2026	(Level 1)	(Level 2)	(Level 3)
Digital assets	$1,124,063	$1,124,063	$—	$—
Bitcoin redemption and put options	161,699	—	161,699	—
Other financial liability	(3,205)	—	—	(3,205)
Warrant liability	(77)	—	—	(77)

	Fair value measured at December 31, 2025
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
(in USD thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Digital assets	$1,386,228	$1,386,228	$—	$—
Bitcoin redemption and put options	117,402	—	117,402	—
Other financial liability	(2,544)	—	—	(2,544)
Warrant liability	146	—	—	146

In determining the fair value of its digital assets, the Company uses quoted prices as determined by the Company’s principal market, which is the Coinbase exchange. As such, the Company’s digital assets were determined to be Level 1 assets.

The Company estimates the fair value of its Bitcoin redemption and put options using the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the redemption option. As of March 31, 2026, these options were held only by American Bitcoin Corp. (“American Bitcoin”).

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

The Company estimated the fair value of its other financial liability using the Probability-Weighted Expected Return Method (“PWERM”), which includes significant unobservable inputs, including the instrument’s estimated credit spread, and as a result, the Company determined that the other financial liability is a Level 3 liability. For quantitative disclosure on the inputs used to estimate the fair value of the Company’s other financial liability, see Note 9. Loans, notes payable, and other financial liabilities. See Other financial liability for a description of the Company’s other financial liability accounting policy.

The Company estimated the fair value of its warrant liability using the Black-Scholes pricing model, which includes significant unobservable inputs, including the expected term of the warrants, and as a result, the Company determined that the warrant liability is a Level 3 liability. For quantitative disclosure on the inputs used to estimate the fair value of the Company’s warrant liability, see Note 10. Derivatives. See Warrant liability for a description of the Company’s warrant liability accounting policy.

The Company estimates the fair value of its separated embedded derivative from the convertible note, namely from the Company’s Coatue Note (as defined below), using the partial differential equation model (“PDE Model”), which includes several inputs and assumptions including the Company’s common stock price at the time of valuation, the implied volatility of the Company’s common stock matching the moneyness of the conversion option, the risk-free interest rate curve, and the instrument’s estimated credit spread. In addition, management’s assumption of the probability of occurrence of the separated embedded derivative from the convertible note’s trigger event is a significant unobservable input. For quantitative disclosure on the inputs used to estimate the fair value of the Company’s separated embedded derivative from the convertible note, see Note 10. Derivatives. The Company determined that the separated embedded derivative from the convertible note is a Level 3 liability given significant unobservable inputs are included in its valuation.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s non-financial assets, including goodwill, intangible assets, operating lease right-of-use assets, assets held for sale, and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. The Company had nil impairment from its continuing operations related to its non-financial assets and liabilities measured on a non-recurring basis during the three months ended March 31, 2026 and 2025, respectively. See the Impairment of long-lived assets and Goodwill accounting policies below for further discussion.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying value of loans and notes payable and other long-term liabilities approximate fair value, except for the Company’s convertible note, as the related interest rates approximate rates currently available to the Company. See Derivatives and Convertible instruments below for a description of the Company’s derivative instrument accounting policy and convertible instrument accounting policy, respectively, and Note 9. Loans, notes payable, and other financial liabilities for disclosure on the Company’s convertible note.

Goodwill

Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed at least annually for possible impairment. A qualitative assessment may be first performed to determine whether it is more likely than not that a reporting unit is impaired. If through the qualitative assessment, it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined more likely than not that goodwill is impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of the reporting unit using a combination of an income (discounted cash flow) approach and a market approach at the reporting unit level. The estimation of the fair value of the reporting unit requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimate of the fair value of the reporting unit is based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors, and technological change or competitive activities may signal that an asset has become impaired. For the three months ended March 31, 2026 and 2025, there was nil impairment of goodwill.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment at least annually, or more frequently whenever events or changes in circumstances indicate that the carrying value of such assets (or asset groups) may not be fully recoverable. The asset (or asset group) to be held and used that is subject to impairment review represents the lowest level of identifiable cash flows that is largely independent of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered unrecoverable, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Factors the Company considers that could trigger an impairment include, but are not limited to, the following: significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant underperformance relative to expected historical or projected development milestones, significant negative regulatory or economic trends, and significant technological changes that could render the asset (or asset group) obsolete. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. When recognized, impairment losses related to long-lived assets to be held and used in operations are recorded as cost and expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2026 and 2025, there was nil impairment.

Derivatives

The Company accounts for the derivative contracts it enters into, including Bitcoin redemption and put options, covered call options, the separated embedded derivative from the convertible note, and warrant liability as follows:

Bitcoin redemption and put options

The Company has entered into agreements to purchase property and equipment that include pledges of Bitcoin, rights to make future pledges of Bitcoin, and rights to redeem the pledged Bitcoin for certain periods after the relevant redemption periods start. These Bitcoin redemption and put options do not qualify as accounting hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Company carries its Bitcoin redemption and put options at fair value and any gains or losses are recognized in profit or loss.

Covered call options

From time to time, the Company has sold covered call options to generate cash flows on a portion of its Bitcoin held. These options do not qualify as accounting hedges under ASC 815. Accordingly, the Company carries its covered call options at fair value and any gains or losses are recognized in profit or loss.

Separated embedded derivative from the convertible note

The Company evaluates and accounts for derivatives embedded in its convertible instruments in accordance with ASC 815. Accordingly, the Company has assessed if embedded derivatives should be separated from its host contract and accounted for as a derivative instrument based on whether all three ASC 815 criteria are met: (1) the economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract, (2) the hybrid instrument is not remeasured at fair value under GAAP with changes in fair value reported in earnings as they occur, and (3) a separate instrument with the same terms as the embedded derivative would be a derivative instrument. ASC 815 also provides an exception to this rule when the host instrument is deemed to be a conventional convertible debt instrument as defined in the FASB ASC topic. The Company identified embedded derivatives in the Coatue Note, which is a convertible instrument it issued, including conversion options, other redemption features, and contingently exercisable options. The Company determined that the Contingent Repurchase Right (as defined in Note 9. Loans, notes payable, and other financial liabilities) in such convertible instrument is an embedded derivative that should be separated from its host contract and accounted for as a derivative instrument as per ASC 815. The conversion option is indexed to the Company’s common stock and meets the criteria for classification in stockholders’ equity, and therefore derivative accounting does not apply. The other embedded derivatives do not meet all three previously mentioned ASC 815 criteria, and therefore should not be separated from their host contract. The Company accounts for its separated embedded derivative as a derivative instrument that is carried at fair value and any gains or losses are recognized in profit or loss.

Warrant liability

The Company assumed certain warrants in the ABTC Merger (as defined in Note 10. Derivatives) that meet the definition of a derivative under ASC 815, and due to the terms, the warrants are required to be classified as a liability. The Company carries its warrant liability at fair value and any gains or losses are recognized in profit or loss.

Other financial liability

The Company carries its other financial liability at fair value in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and any gains or losses are recognized in profit or loss.

Net loss per share attributable to common stockholders

Basic net loss per share of common stock attributable to the Company is computed by dividing net loss attributable to the Company adjusted for the impact of subsidiary warrants exercisable for little or no cash consideration (“Penny Warrant(s)”) issued by a consolidated subsidiary by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share of common stock attributable to the Company is computed by giving effect to all potentially dilutive shares of common stock, including stock options, restricted stock units, deferred stock units, performance stock units, and common stock purchase warrants to the extent dilutive under the treasury-stock method, the numerator adjustment from the impact of the warrant liability assumed by a consolidated subsidiary to the extent dilutive, and potential shares of common stock issuable upon conversion of the Company’s convertible note under the if-converted method. Under the if-converted method, net loss attributable to the Company is adjusted by the effect, net of tax, of potentially dilutive shares computed under this method. Contingently issuable shares whose issuance is contingent upon the satisfaction of certain conditions are considered outstanding and included in the computation of diluted net loss per share of common stock attributable to the Company if all necessary conditions have been satisfied by the end of the period or if the end of the period is deemed the end of the contingently issuable shares’ contingency period. In computing potentially dilutive shares of common stock, each class of shares is applied to basic net loss per share of common stock attributable to the Company on a most to least dilutive basis until a particular class no longer produces further dilution, if applicable.

Non-controlling interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity on Company’s Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2026, the non-controlling interest on the Company’s Unaudited Condensed Consolidated Balance Sheets consists of 44.70% ownership by third parties in American Bitcoin. For more details, refer to American Bitcoin non-controlling interest section in Note 12. Equity. Previously, there was a non-controlling interest in the Company’s formerly consolidated subsidiary, Far North Power Corp. (the “Far North JV”), prior to its sale. For more details, refer to Note 3. Far North JV sale.

Note 3. Far North JV sale

On February 2, 2026, the Company closed on its share purchase agreement (“Far North SPA”) with TransAlta Corporation (“TransAlta”), under which TransAlta acquired 100% of the Far North JV which owned and operated a 310-megawatt portfolio of four natural gas-fired power plants in Ontario. TransAlta paid cash consideration in Canadian Dollars (C$), and the total amount paid was $75.4 million (C$105.1 million). Pursuant to the Far North SPA, immediately prior to the sale of the Far North JV to TransAlta, (1) the non-controlling interest exercised 2,000,000 Penny Warrants of the Far North JV, (2) the Company acquired the non-controlling interest in the Far North JV for $10.0 million (C$13.9 million), (3) the Company received $7.4 million (C$10.4 million) for the repayment of indebtedness owed by the Far North JV to the Company, and (4) $27.9 million (C$38.9 million) was paid to the finance lease lessor to buy out the finance lease at the Far North JV’s Iroquois Falls, Ontario power plant.

A reconciliation of the proceeds received by the Company, or paid for on behalf of the Company, and the gain on sale of the Far North JV is as follows:

(in USD thousands)	Amount
Cash consideration paid by TransAlta	$75,394
Indebtedness owed by the Far North JV to the Company	(7,447)
Finance lease buyout (1)	(27,898)
Carrying amount of the Far North JV’s net assets	(4,110)
Net transaction costs	(2,252)
Foreign currency translation adjustments of the Far North JV	(86)
Gain on sale of Far North JV, net of transaction costs	$33,601
(1)

The finance lease buyout comprised $3.2 million in indirect taxes and $24.7 million for the lease buyout, which exceeded the associated lease liability’s carrying amount immediately prior to the sale of $20.8 million by $3.9 million.

The results of operations of the Far North JV were part of the Power Generation business, under the Company’s Power segment. The divestiture did not meet the criteria to be classified as discontinued operations as it did not represent a strategic shift that would have a major effect on the Company’s operations or financial results.

Note 4. Segment information

The following table presents gross revenue, gross cost of revenue and certain reconciling items for the Company’s reportable segments, reconciled to the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Certain reconciling items, including general and administrative expenses, are presented on a gross basis.

	Three Months Ended
	March 31,
(in USD thousands)	2026	2025
Reportable segment revenue:
Power	$8,146	$4,380
Digital Infrastructure	28,565	1,317
Compute	65,974	16,118
Eliminations	(31,668)	—
Total segment and consolidated revenue	$71,017	$21,815

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	3,392	3,628
Cost of revenue – Digital Infrastructure	19,112	1,559
Cost of revenue – Compute	32,634	13,472
Eliminations	(29,590)	—
Total segment and consolidated cost of revenue	$25,548	$18,659

Reconciling items:
Depreciation and amortization	(38,442)	(14,899)
General and administrative expenses	(83,818)	(21,059)
Losses on digital assets	(295,657)	(112,394)
Loss on sale of property and equipment	—	(2,454)
Foreign exchange (loss) gain	(2,720)	9
Interest expense	(9,243)	(7,469)
Asset contribution costs	—	(22,780)
Gain on derivatives	40,817	20,862
(Loss) gain on other financial liability	(661)	1,139
Gain on warrant liability	69	—
Gain on sale of Far North JV, net of transaction costs	33,601	—
Equity in earnings of unconsolidated joint venture	6,430	1,365
Income tax benefit	48,942	20,205
General and administrative expenses eliminations	2,078	—
Net loss	$(253,135)	$(134,319)

Less: Net loss attributable to non-controlling interests	33,286	430
Net loss attributable to Hut 8 Corp.	$(219,849)	$(133,889)

The following table presents summarized information for revenue by geographic area:

	Three Months Ended
	March 31,
(in USD thousands)	2026	2025
Revenue
United States	$65,568	$13,535
Canada	5,449	8,280
Total revenue	$71,017	$21,815

The following table presents summarized information for long-lived assets by geographic area:

	March 31,	December 31,
(in USD thousands)	2026	2025
United States	$794,778	$588,592
Canada	17,595	54,652
Total Long-Lived Assets	$812,373	$643,244

Note 5. Digital assets

Digital assets on the Company’s Unaudited Condensed Consolidated Balance Sheets consist of Bitcoin and Investment Tokens (as defined below) as of March 31, 2026.

Bitcoin

The following table presents the changes in the carrying amount of Bitcoin as of March 31, 2025 and March 31, 2026:

(in USD thousands)	Amount
Balance as of December 31, 2024	$949,500
Revenue recognized from Bitcoin mined	12,341
Carrying value of Bitcoin sold	(3,433)
Change in fair value of Bitcoin	(112,392)
Foreign currency translation adjustments	1,228
Balance as of March 31, 2025	$847,244

Number of Bitcoin held as of March 31, 2025	10,264
Number of Bitcoin pledged to Bitmain as of March 31, 2025	968
Cost basis of Bitcoin held as of March 31, 2025	$453,413
Realized gains on the sale of Bitcoin for the three months ended March 31, 2025	$828

Balance as of December 31, 2025	$1,371,903
Revenue recognized from Bitcoin mined	62,117
Bitcoin mining revenue earned in prior period received in current period	812
Bitcoin purchased	61,317
Bitcoin mining revenue not received	(646)
Carrying value of Bitcoin disposed to settle miner purchase liability	(81,163)
Change in fair value of Bitcoin	(291,238)
Foreign currency translation adjustments	(8,945)
Balance as of March 31, 2026	$1,114,157

Number of Bitcoin held as of March 31, 2026	16,331
Number of Bitcoin pledged to Bitmain as of March 31, 2026	3,090
Cost basis of Bitcoin held as of March 31, 2026	$1,077,334
Realized gains on the sale or disposition of Bitcoin for the three months ended March 31, 2026	$2,532

As of March 31, 2026, the Company’s Bitcoin was either held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company’s ownership and pledged as collateral under a borrowing arrangement, or held by Bitmain Technologies Delaware Limited (together with its affiliates, “Bitmain”) for the Bitcoin pledged in connection with the 2025 ABTC Bitmain Purchase Agreement (as defined below) and 2026 ABTC Bitmain Purchase Agreement (as defined below) for miner purchases from them. The details of the Bitcoin are as follows:

	Amount		Number of digital assets
(in USD thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Current
Bitcoin pledged for miner purchase	$—	$84,688	—	968
Total current Bitcoin – pledged for miner purchase	—	84,688	—	968

Non-current
Bitcoin held in custody	425,814	647,654	6,241	7,402
Total non-current Bitcoin – held in custody	425,814	647,654	6,241	7,402

Non-current
Bitcoin pledged for miner purchase	210,823	242,937	3,090	2,776
Total non-current Bitcoin – pledged for miner purchase	210,823	242,937	3,090	2,776

Non-current
Bitcoin pledged as collateral	477,520	396,624	7,000	4,533
Total non-current Bitcoin – pledged as collateral	477,520	396,624	7,000	4,533

Total Bitcoin	$1,114,157	$1,371,903	16,331	15,679

In November 2024, the Company entered into a Purchase Agreement with Bitmain to purchase approximately 30,000 Bitmain Antminer S21+ ASIC miners (as amended, the “Bitmain Purchase Agreement”). In December 2024, in connection with the Bitmain Purchase Agreement, the Company completed its Bitcoin pledge by depositing 968 Bitcoin into a segregated wallet with Bitmain, which was originally subject to a three-month redemption right from the shipment date of the purchased ASIC miners, whereby the Company had the option to repurchase, with cash, the pledged Bitcoin at a mutually agreed upon fixed price. If the Company did not exercise this right within the redemption period, Bitmain would retain full ownership of the pledged Bitcoin as consideration for the purchased ASIC miners. During 2025, the Company amended the redemption period’s end date multiple times: first, the redemption period was amended to end during the quarter ended September 30, 2025, second, the redemption period was further amended to end during the quarter ended December 31, 2025, and third, the redemption period was further amended to end in January 2026. In January 2026, the Company elected not to exercise the option to redeem the pledged Bitcoin, and accordingly, the right to redeem expired.

During 2024, the Company entered into an ASIC colocation contract with Bitmain to host miners at the Company’s Vega site. The agreement featured a fixed hosting fee with a partial or full option to purchase the hosted machines in up to three tranches at a fixed price within six months of energization of the relevant tranche. The Company completed energization of the miners during June and July 2025. On March 31, 2025, the Company entered into a Put Option Agreement (the “Put Option Agreement”), with American Bitcoin (as defined below), pursuant to which the Company had the right to put to American Bitcoin any ASIC miners purchased by the Company under this purchase option.

On August 5, 2025, pursuant to a put option agreement with American Bitcoin, the Company assigned its option to purchase up to approximately 17,280 Bitmain Antminer U3S21EXPH ASIC miners (collectively, the “Bitmain Miners”), representing a total of approximately 14.86 exahash per second (“EH/s”), to American Bitcoin. American Bitcoin exercised the option on August 5, 2025 and entered into an On-Rack Sales and Purchase Agreement (the “2025 ABTC Bitmain Purchase Agreement”) with Bitmain to purchase the Bitmain Miners in one or more tranches for a total purchase price of up to approximately $320.0 million, not including any applicable tariffs, duties or similar charges.

Concurrently with the execution of the 2025 ABTC Bitmain Purchase Agreement, American Bitcoin purchased 16,299 of the Bitmain Miners, representing a total of approximately 14.02 EH/s, for a total purchase price of approximately $314.0 million, paid through the pledge of 2,234 Bitcoin at a mutually agreed upon fixed price. Such purchase price was reduced by the application of a deposit and certain expenses of approximately $46.0 million previously paid to Bitmain. In September 2025, American Bitcoin purchased the remaining 981 Bitmain Miners for a total purchase price of $18.9 million, paid through the pledge of 151 Bitcoin at a mutually agreed upon fixed price, net of certain hosting credits. In October 2025, American Bitcoin pledged an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded the Company’s $46.0 million comprising of the deposit and certain expenses. The Bitcoin pledged under the 2025 ABTC Bitmain Purchase Agreement has a redemption period of approximately twenty-four months from the applicable pledge date.

In February 2026, American Bitcoin entered into a Future Sales and Purchase Agreement (the “2026 ABTC Bitmain Purchase Agreement”) with Bitmain to purchase approximately 11,298 S21 XP ASIC miners for a total purchase price of approximately $49.4 million. The agreement required an initial payment equal to 80% of the total purchase price, which was paid through the pledge of 314 Bitcoin at a mutually agreed upon fixed price, with the remaining 20% due one year following the shipment date of the S21 XP ASIC miners. The remaining 20% is to be paid through cash, Bitcoin pledged at a mutually agreed upon floor price, or a combination of both. The Bitcoin pledged under the 2026 ABTC Bitmain Purchase Agreement has a redemption period of approximately twenty-four months from the applicable pledge date. American Bitcoin may elect to extend the pledge period for an additional twelve months.

As of March 31, 2026, the Company had pledged 3,090 Bitcoin to Bitmain, with a fair value of $210.8 million, which was classified as Digital assets – pledged for miner purchase on the Company’s Unaudited Condensed Consolidated Balance Sheets. A corresponding liability of $360.9 million was recorded as Miner purchase liability, reflecting the Company’s obligation to either redeem the pledged Bitcoin for cash or apply the pledged Bitcoin toward the purchase of ASIC miners at the end of each respective redemption period. All of the Bitcoin pledged to Bitmain as of March 31, 2026, were pledged by American Bitcoin.

In accordance with FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets, the Company assessed the transfer of nonfinancial assets, Bitcoin, under ASC 606. Specifically, the Company noted that the Bitcoin pledged to Bitmain under the 2025 ABTC Bitmain Purchase Agreement and 2026 ABTC Bitmain Purchase Agreement constitute repurchase agreements under ASC 606. As a result, the Bitcoin was not derecognized upon transfer as the Company retains repurchase options.

Due to the redemption rights and the Company’s continued economic exposure to the Bitcoin, the pledged Bitcoin is separately classified as Digital assets – pledged for miner purchase on the Unaudited Condensed Consolidated Balance Sheets, which represents restricted Bitcoin.

The Company recorded Bitcoin redemption and put options, which are derivative assets, with an initial fair value of $23.2 million during the three months ended March 31, 2026. See Note 10. Derivatives for further information on these derivative assets.

Investment Tokens

During 2025, the Company purchased 100 million World Liberty Financial, Inc. tokens (“Investment Tokens”) at $0.25 per token for total cash consideration of $25.0 million pursuant to a Token Purchase Agreement (“TPA”) with World Liberty Financial, Inc. (“WLFI”). The Company’s Investment Tokens are subject to an indefinite lockup, with a minimum of twelve months from purchase date. Future unlocks are subject to the Investment Tokens’ protocol governance procedures and may be subject to WLFI’s discretion.

There were no Investment Tokens held as of March 31, 2025. The following table presents the changes in the carrying amount of the Investment Tokens as of March 31, 2026:

(in USD thousands)	Amount
Balance as of December 31, 2025	$14,325
Change in fair value of Investment Tokens	(4,419)
Balance as of March 31, 2026	$9,906

Number of Investment Tokens held as of March 31, 2026	100,000,000
Cost basis of Investment Tokens held as of March 31, 2026	$25,000

As of March 31, 2026, the Company’s Investment Tokens were held in a segregated custody account for the benefit of the Company. The details of the Investment Tokens are as follows:

	Amount		Number of digital assets
(in USD thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Non-current
Investment Tokens held in custody	$9,906	$14,325	100,000,000	100,000,000
Total non-current Investment tokens – held in custody	9,906	14,325	100,000,000	100,000,000

Total Investment Tokens	$9,906	$14,325	100,000,000	100,000,000

Note 6. Property and equipment, net

The components of property and equipment were as follows:

(in USD thousands)	March 31, 2026	December 31, 2025
Mining infrastructure	$149,232	$145,354
Miners and mining equipment	401,582	393,467
Data center infrastructure	11,726	16,776
Computer and network equipment	9,413	9,411
Leasehold improvements	1,821	1,836
Land and land improvements	48,103	46,095
AI GPUs	42,573	42,573
Construction in progress	272,726	77,403
Property and equipment, gross	937,176	732,915
Less: Accumulated depreciation	(124,803)	(89,671)
Property and equipment, net	$812,373	$643,244

Depreciation and amortization expense related to property and equipment was $37.6 million and $14.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Impairment of long-lived assets

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

Note 7. Deposits and prepaid expenses

The components of deposits and prepaid expenses are as follows:

(in USD thousands)	March 31, 2026	December 31, 2025
Current
Prepaid insurance	$5,623	$5,643
Prepaid electricity	10,307	14,903
Deposits for site development	1,941	157,596
Deposits for future site purchases	23,308	6,724
Other deposits	6,932	4,466
Total current deposits and prepaid expenses	$48,111	$189,332

Non-current
Deposits related to electricity supply under electricity supply agreement	$6,091	$6,173
Lease deposits	2,104	2,097
Other deposits	52	44
Total non-current deposits and prepaid expenses	$8,247	$8,314

Total deposits and prepaid expenses	$56,358	$197,646

Note 8. Investment in unconsolidated joint venture

On November 25, 2022, the Company acquired a 50% membership interest in TZRC LLC (“TZRC”), an early-stage operator of vertically integrated digital asset mining and power facilities (the “Acquired Interests”). The transaction closed on December 6, 2022.

The consideration paid by the Company for the acquisition of the Acquired Interests consisted of $10.0 million of cash and the assumption of a senior secured promissory note (the “TZRC Secured Promissory Note”) with a fair value estimate as of the transaction date of approximately $95.1 million. See Note 9. Loans, notes payable, and other financial liabilities for a discussion of the TZRC Secured Promissory Note.

TZRC is a two-member operating joint venture where both members jointly control the essential areas of the entity’s business. The purpose of TZRC is to develop, construct, install, own, finance, rent, and operate one or more modular data centers located on or near renewable power sources for purposes of digital asset mining. The entity self-mines and provides hosting services. The Company assumed the role of property manager under a property management agreement (“PMA”) to provide day-to-day management and oversight services of TZRC’s data center facilities. The service contract has a term of 10 years and is automatically renewed for successive one-year terms unless either party provides written notice of non-renewal. As property manager, the Company is entitled to approximately $1.5 million per year, subject to downward adjustment based on capacity utilization of TZRC’s data centers. In addition, the PMA allows pass through costs on behalf of the Company, such as payroll and other incidental costs. Pass through costs for the three months ended March 31, 2026 and 2025 were approximately $0.8 million and $0.6 million, respectively.

The Company accounts for its indirect 50% interest in TZRC using the equity method of accounting. For the three months ended March 31, 2026 and 2025, the Company recorded its ownership percentage of income of TZRC within Equity in earnings of unconsolidated joint venture in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for $4.7 million and nil of net income, respectively. The carrying value of the Company’s investment in TZRC was $43.6 million and $45.2 million as of March 31, 2026 and December 31, 2025, respectively, and is included in the Company’s Unaudited Condensed Consolidated Balance Sheets.

Note 9. Loans, notes payable, and other financial liabilities

Details of the Company’s loans, notes payable, and other financial liabilities are as follows:

(in USD thousands)			March 31,	December 31,
Issuance Date	Maturity Date	Interest Rate	2026	2025
TZRC Secured Promissory Note
December 6, 2022	April 8, 2027	15.25%	$43,348	$49,589

Coinbase Credit Facility
June 26, 2023	June 16, 2026	9.00%	200,000	200,000

Coatue Note (convertible note)
June 28, 2024	June 28, 2029	8.00%	159,285	159,285

Two Prime Credit Facility
August 25, 2025	(1)	7.99%	—	—

Other financial liability	(2)	(2)	3,205	2,544

Total principal balance			405,838	411,418
Less: unamortized discount and deferred financing costs			(1,088)	(1,257)
Total carrying amount			$404,750	$410,161
Less: current portion			199,966	199,926
Long-term portion			$204,784	$210,235
(1)	See Two Prime Credit Facility below for additional information

(2)	See Other financial liability below for additional information

The following table outlines maturities of our long-term debt, including the current portion, as of March 31, 2026:

(in USD thousands)
Year ending December 31,
2026 (excluding the three months ended March 31, 2026)	$200,000
2027	43,348
2028	—
2029	159,285
2030	—
Thereafter	—
Total	$402,633

During the three months ended March 31, 2026 and 2025, total principal payments of the Company’s debt were $8.0 million and nil, respectively.

During the three months ended March 31, 2026 and 2025, the Company recorded amortization of debt issuance costs, included in interest expense, of $0.2 million and $0.1 million, respectively.

During the three months ended March 31, 2026 and 2025, interest expense related to the Company’s debt was $9.6 million and $6.8 million, respectively.

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

The stated interest on the TZRC Secured Promissory Note accrues at a rate per annum equal to the lesser of (a) a varying rate per annum equal to the sum of (i) the prime rate as published in The Wall Street Journal, plus (ii) 12.0% per annum, (b) 15.25% per annum and (c) the maximum rate of non-usurious interest permitted by law. The Company has the option to defer the interest until maturity of the note under a paid-in-kind (“PIK”) payment option. The Company elected to apply the PIK payment option. Accordingly, interest increases the principal amount of the TZRC Secured Promissory Note. PIK interest is payable upon maturity of the note in April 2027, unless or until any portion or all of the TZRC Secured Promissory Note is prepaid under the prepayment option discussed below. The Company is also subject to post-default interest of an additional 2% upon occurrence of an event of default. The higher interest rate applies from the date of non-payment until such amount is paid in full. As of March 31, 2026 and December 31, 2025, the interest rate on the TZRC Secured Promissory Note was 15.25%.

The TZRC Secured Promissory Note is secured by a first priority security interest in the Company’s membership interest in TZRC. The Company is not a guarantor of the TZRC Secured Promissory Note, and there is no recourse to the Company.

The PIK interest for the three months ended March 31, 2026 was $1.8 million. During the three months ended March 31, 2026, the Company made principal payments of $8.0 million on the TZRC Secured Promissory Note. As of March 31, 2026, approximately $43.3 million principal and PIK interest, exclusive of a $0.4 million discount, was outstanding under the TZRC Secured Promissory Note, with payment of principal and PIK interest due upon the first to occur of (a) the date that is five years from origination on April 8, 2022, (b) the date of any event of dissolution of TZRC, and (c) the date of the closing of certain events specified in TZRC’s governing documents.

Coinbase credit facility

The Company is party to a credit facility with Coinbase Credit, Inc. (“Coinbase”). The original credit facility was established on June 26, 2023 (the “Original Credit Facility”) and was amended and restated on each of January 12, 2024, June 17, 2024, June 16, 2025, and December 22, 2025. The Original Credit Facility provided for an interest rate of 5.0% plus the greater of (i) the US Federal Funds Target Rate – Upper Bound and (ii) 3.25%. On or prior to a drawdown, the Company was required to pledge, as collateral, Bitcoin with a custodian, Coinbase Custody Trust Company, LLC, to be held in a segregated custody account under the Company’s ownership, such that the loan-to-value (“LTV”) ratio of principal outstanding amount of the loan and the fair value of collateral is equal to or less than 60%. If the value of the collateral under the credit facility decreased past a specified margin, the Company may have been required to post additional Bitcoin as collateral.

The credit facility has subsequently been amended and restated, most recently on December 22, 2025 pursuant to the fourth amended and restated credit agreement (the “Fourth Amended and Restated Credit Agreement”) with Coinbase. Under the Fourth Amended and Restated Credit Agreement, the total principal amount available under the facility increased by $70.0 million to up to $200.0 million. Borrowed amounts bear interest at 9.0% per annum and mature on June 16, 2026. The Company drew the additional funds made available under the Fourth Amended and Restated Credit Agreement in full on December 22, 2025.

The Company’s obligations under the Fourth Amended and Restated Credit Agreement are secured by the Borrower’s interest in certain Bitcoin held in the custody of Coinbase Custody Trust Company, LLC (“Coinbase Custody”) and Coinbase’s recourse is limited to such Bitcoin held in the custody of Coinbase Custody.

As of March 31, 2026, the Company has $200.0 million outstanding with Coinbase under the Fourth Amended and Restated Credit Agreement, exclusive of deferred financing costs of $0.1 million. In May 2026, the Company paid off the outstanding balance of the Coinbase credit facility with proceeds from a term loan with FalconX Charlie, Inc. (“FalconX”). See Note 19. Subsequent events for further details.

Coatue Note (convertible note)

On June 21, 2024, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Coatue Tactical Solutions Lending Holdings AIV 3 LP (the “Coatue Fund”), and a subsidiary of the Company (the “Guarantor”) providing for the purchase and sale of a convertible note (the “convertible note”) in the principal amount of $150.0 million (such amount, together with any PIK interest accrued from time to time, the “Accreted Principal Amount”). The convertible note is a senior unsecured obligation of the Company and guaranteed by the Guarantor pursuant to a Guaranty Agreement. On June 28, 2024, the Company issued the convertible note to the Coatue Fund (the “Coatue Note”).

The convertible note bears interest at a rate of 8.00% per year, payable quarterly in arrears on each March 31, June 30, September 30, and December 31, commencing September 30, 2024. Interest may be PIK or paid in cash, at the Company’s option. The convertible note has an initial term of five years and may be extended, at the Company’s option, for up to three additional one-year terms. At maturity (unless earlier converted, redeemed, or repurchased), the Company will pay the Coatue Fund the Accreted Principal Amount, together with any accrued and unpaid interest thereon.

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

As mentioned in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Convertible instruments and Derivatives, the Company has identified and separated an embedded derivative, the Contingent Repurchase Right, from the convertible note. The remaining debt host contract is discounted by the initial fair value of the separated embedded derivative from the convertible note of nil and is offset by issuance costs. The debt host contract of the convertible note is subsequently measured at amortized cost, and the debt discount and issuance costs are amortized to interest expense over the expected term of the host contract using the effective interest method. The convertible note has an effective interest rate of 8.24% and its contractual interest expense was $3.2 million for the three months ended March 31, 2026. The amortization of debt discount and issuance costs for the three months ended March 31, 2026 was $0.1 million. As of March 31, 2026, the convertible note had an outstanding principal amount of $159.3 million inclusive of PIK interest accrued, unamortized debt discount and issuance costs of $0.6 million, net carrying amount of $158.6 million, and fair value of $458.7 million. The fair value of the convertible note is estimated using the same method and inputs as the separated embedded derivative from the convertible note as disclosed in Note 10. Derivatives. The Company determined that the convertible note is a Level 3 liability given an unobservable input is included in its valuation. The separated embedded derivative from the convertible note was initially recorded at nil. See Note 10. Derivatives for a discussion of the separated embedded derivative from the convertible note.

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

As of March 31, 2026, the Company had no amounts outstanding under the Two Prime Credit Agreement.

Other financial liability

In February 2025, a consolidated subsidiary of the Company entered into a simple agreement for future equity (“SAFE agreement”) for a purchase amount of $3.5 million with a related party entity controlled by a person related to a member of the issuing subsidiary’s management. Pursuant to the terms of the SAFE agreement, on the closing of equity financing while the SAFE agreement is outstanding, the SAFE agreement will automatically convert into the number of shares of preferred stock of the subsidiary equal to the purchase amount divided by the lowest price per share of the Standard Preferred Stock (as defined in the SAFE agreement). The SAFE agreement was classified as a liability pursuant to ASC 480. The SAFE agreement is subject to revaluation at the end of each reporting period, with changes in its fair value recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of March 31, 2026, solely for the purposes of estimating the fair value of the SAFE agreement, the Company estimated an equity conversion probability of 85% within 12 months and a SAFE agreement liquidity event probability of 15% within 27 months. The Company also included the following inputs in estimating the fair value of the SAFE agreement using the PWERM:

March 31, 2026
Risk-free interest rate	3.70% – 3.80%
Credit spread	19.10%

The following table provides a summary of activity and change in fair value of the SAFE agreement (Level 3 liability):

	Three Months Ended
	March 31,
(in USD thousands)	2026	2025
Balance, beginning of period	$2,544	$—
Additions	—	3,500
Change in fair value	661	(1,139)
Balance, end of period	$3,205	$2,361

Note 10. Derivatives

The following table presents the Company’s Unaudited Condensed Consolidated Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		March 31, 2026		December 31, 2025
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin redemption and put options	Derivative assets	$161,699	$—	$117,402	$—
Warrant liability	Warrant liability	—	77	—	146
Total derivatives		$161,699	$77	$117,402	$146

The following table presents the effect of derivatives on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss:

		Three Months Ended
(in USD thousands)		March 31,
Derivative	Statement of Operations Line	2026	2025
Derivatives not designated as hedging instruments:
Bitcoin redemption and put options	Gain on derivatives	$40,817	$3,321
Covered call options	Gain on derivatives	—	17,541
Warrant liability	Gain on warrant liability	69	—
Total derivatives		$40,886	$20,862

Bitcoin redemption and put options

During December 2024, the Company pledged approximately 968 Bitcoin with Bitmain in connection with its purchase of approximately 30,000 Bitmain Antminer S21+ ASIC miners under the Bitmain Purchase Agreement. Under the arrangement, the Company had the option to redeem the pledged Bitcoin at a mutually agreed upon fixed price, which started from the shipment date of the purchased ASIC miners and originally ended three months thereafter. The amount of Bitcoin that could be redeemed was pro-rata of the percentage of miners shipped on a compute power (hashrate) basis. During 2025 and January 2026, the Company amended the redemption period multiple times, extending the date by which the pledged Bitcoin could be redeemed. As noted in Note 5. Digital assets, during January 2026, the Bitcoin redemption option’s redemption period lapsed and went unredeemed. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives. The Company previously accounted for this Bitcoin redemption option as a Level 3 derivative asset as of December 31, 2024 due to a significant unobservable input included in the fair value estimate of the Bitcoin redemption option, which was the estimated shipment date of the purchased ASIC miners. During the fiscal year ended 2025, the shipment date was finalized and therefore was no longer an unobservable input.

As part of the 2025 ABTC Bitmain Purchase Agreement, in August, September, and October 2025, American Bitcoin pledged Bitcoin with Bitmain in connection with a purchase of approximately 17,280 U3S21EXPH ASIC miners. The total amount of Bitcoin pledged was approximately 2,776 Bitcoin. American Bitcoin pledged the Bitcoin in four tranches, two tranches in August 2025, one tranche in September 2025, and one tranche in October 2025. American Bitcoin has the option to redeem the pledged Bitcoin at a mutually agreed upon price starting from and for up to twenty-four months after the day immediately following each pledge date and loses the right to redeem the pledged Bitcoin should it not redeem them by the end of the redemption period. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives. As part of the purchase of the U3S21EXPH ASIC miners, the Company paid cash of approximately $46.0 million as a deposit and for certain expenses. American Bitcoin had an option to replace the $46.0 million cash paid with a Bitcoin pledge on or before November 5, 2025. In October 2025, American Bitcoin exercised its option to replace the $46.0 million cash paid with a Bitcoin pledge by pledging an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded the Company’s $46.0 million comprising of the deposit and certain expenses.

In February 2026, in connection with the 2026 ABTC Bitmain Purchase Agreement, American Bitcoin pledged approximately 314 Bitcoin with Bitmain representing 80% of the purchase price of approximately 11,298 S21 XP ASIC miners. American Bitcoin has the option to redeem the pledged Bitcoin at a mutually agreed upon price starting from and for up to twenty-four months after the day immediately following the pledge date and loses the right to redeem the pledged Bitcoin should it not redeem them by the end of the redemption period. As part of the agreement, American Bitcoin has an option to extend the pledge period for an additional twelve months. American Bitcoin also has the option to pay the remaining 20% of the purchase price under the 2026 ABTC Bitmain Purchase Agreement by pledging Bitcoin at a mutually agreed upon floor price, which is due one year after the shipment date of the S21 XP ASIC miners. The Company accounted for this Bitcoin redemption and put option as a Level 2 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives.

The following table provides a summary of activity and change in fair value of the Company’s Bitcoin redemption and put options (previously a Level 3 derivative asset):

	Three Months Ended
	March 31,
(in USD thousands)	2026	2025
Balance, beginning of period	$—	$18,076
Additions	—	—
Transfer out of Level 3 (1)	—	(18,076)
Balance, end of period	$—	$—
(1)	The Bitcoin redemption and put options were transferred out of Level 3 due to changes in the observability of inputs used in the valuation.

Covered call options

As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives, from time to time, the Company has sold covered call options on Bitcoin to generate cash flow on a portion of its digital assets. In connection with these covered call options, the Company has pledged Bitcoin as collateral with one of its digital asset custodians, in a quantity equal to the notional amount, for these covered call options sold. The collateral is returned to the Company should the covered call options expire with the underlying reference price below their strike price. The covered call options are only exercisable upon the date of expiry, are automatically exercised if the underlying reference price is greater than the strike price of the call option, and are settled with delivery of the underlying Bitcoin. The reference price is the Coinbase exchange Bitcoin price quoted in U.S. dollars. Covered call options were carried at fair value and were Level 2 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement. During the three months ended March 31, 2025, covered call options on 1,500 Bitcoin notional expired with the underlying reference price below their strike price, and the Company recorded a realized gain of $12.1 million and an unrealized gain of $5.4 million related to changes in the fair value of outstanding covered call options. As of March 31, 2026, the Company had no covered call options outstanding.

Separated embedded derivative from the convertible note

In June 2024, as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Convertible instruments and Note 9. Loans, notes payable, and other financial liabilities the Company issued a convertible note, the Coatue Note, with embedded derivatives and separated the Contingent Repurchase Right embedded derivative. The separated embedded derivative from the convertible note was separated from its debt host contract and was accounted for as a derivative liability carried at fair value in accordance with ASC 815. As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement, the separated embedded derivative from the convertible note is a Level 3 liability. A significant unobservable input included in the fair value estimate of the separated embedded derivative from the convertible note is management’s estimate of the Contingent Repurchase Right’s probability of occurrence, which was remote as at inception and March 31, 2026. As such, the initial fair value of the separated embedded derivative from the convertible note was nil and the fair value as of March 31, 2026 was nil.

As of March 31, 2026, the Company estimated the fair value of the separated embedded derivative from the convertible note using the PDE Model with the following inputs and inputs noted in the paragraph above:

March 31, 2026
Dividend yield	—%
Implied volatility	89.80%
Risk-free interest rate	4.00%
Credit spread	14.00%

Warrant liability

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

On September 3, 2025, in accordance with the terms of the ABTC Merger Agreement, among other things, (i) Merger Sub Inc. merged with and into Historical ABTC, with Historical ABTC surviving the merger (the “First Merger”) as a wholly owned direct subsidiary of Gryphon (the corporation surviving the First Merger, the “First Merger Surviving Corporation”) and (ii) immediately after the First Merger, the First Merger Surviving Corporation merged with and into Merger Sub LLC, with Merger Sub LLC surviving the merger (the “Second Merger” and, taken together with the First Merger, the “ABTC Merger”) as a wholly owned direct subsidiary of Gryphon. Gryphon was renamed American Bitcoin Corp. after the completion of the ABTC Merger (the “Closing”).

In connection with the ABTC Merger, warrants to purchase Gryphon common stock (the “ABTC-Gryphon Warrants”) outstanding immediately before the ABTC Merger were assumed by American Bitcoin. Post-ABTC Merger, the warrant holders are entitled to receive, upon exercise, in lieu of Gryphon common stock, shares of Class A common stock of American Bitcoin. The ABTC-Gryphon Warrants have an exercise price of $1.50 per share after giving effect of the ABTC Merger. These warrants expire in January 2035.

In connection with the ABTC Merger, American Bitcoin assumed 1,373,374 ABTC-Gryphon Warrants. As of March 31, 2026, there were 89,222 ABTC-Gryphon Warrants outstanding.

The ABTC-Gryphon Warrants meet the definition of a derivative under ASC 815, and due to the terms of the warrants, are required to be liability classified. The ABTC-Gryphon Warrant liabilities are carried at fair value, and are Level 3 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements.

As of March 31, 2026, the Company estimated the fair value of the ABTC-Gryphon Warrant liability using the Black-Scholes pricing model with the following inputs:

March 31, 2026
Exercise price	$1.50
Expected price volatility	125.00%
Risk-free interest rate	4.18%
Expected term (in years)	8.80
Dividend yield	—%

The following table provides a summary of activity and change in fair value of the Company’s warrant liability (Level 3 derivative liability), and there was no activity during the three months ended March 31, 2025:

Three Months Ended
(in USD thousands)	March 31, 2026
Balance, beginning of period	$146
Change in fair value	(69)
Balance, end of period	$77

Note 11. Leases

The Company’s operating leases are for its offices and certain of its mining facilities and data centers. The Company’s subsidiaries previously had finance leases, which were primarily related to equipment used at its data centers and the power plant located in Iroquois Falls, Ontario under the Far North JV. As of December 31, 2025, the Company classified the right-of-use asset and lease liability related to the finance lease as assets and liabilities held for sale due to the Far North JV sale described in Note 3. Far North JV sale. The Company does not have any finance leases as of March 31, 2026.

The following table shows the right-of-use assets and lease liabilities as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in USD thousands)	2026	2025
Right-of-use assets:
Operating leases	$17,499	$18,496
Total right-of-use assets	$17,499	$18,496

Lease liabilities:
Operating leases	$18,161	$19,170
Total lease liabilities	$18,161	$19,170

The Company no longer has a finance lease as of March 31, 2026 due to the sale of the Far North JV as noted in Note 3. Far North JV sale.

The Company’s lease costs are comprised of the following:

	Three Months Ended
	March 31,
(in USD thousands)	2026	2025
Operating leases
Operating lease cost	$1,194	$1,203
Variable lease cost	240	237
Operating lease expense	1,434	1,440
Short-term lease expense	165	83
Total operating lease expense	1,599	1,523
Finance leases
Amortization of financed assets	—	1,426
Interest on lease obligations	181	651
Total finance lease expense	181	2,077
Total lease expense	$1,780	$3,600

The following table presents supplemental lease information:

	Three Months Ended
	March 31,
(in USD thousands)	2026	2025
Operating cash outflows – operating leases	$1,289	$1,234
Operating cash outflows – finance leases	$183	$580
Financing cash outflows – finance leases	$957	$119

Right-of-use assets obtained in exchange for operating lease liabilities	$—	$212

	Three Months Ended
	March 31,
	2026	2025
Weighted-average remaining lease term – operating leases (in years)	8.0	8.3
Weighted-average remaining lease term – finance leases (in years)	—	3.8
Weighted-average discount rate(1) – operating leases	11.8%	11.6%
Weighted average discount rate – finance leases	—%	10.0%
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

The following table presents the Company’s future minimum operating lease payments as of March 31, 2026:

Operating
(in USD thousands)	Leases
Remainder of 2026	$3,663
2027	4,673
2028	4,331
2029	3,334
2030	1,620
Thereafter	11,324
Total undiscounted lease payments	28,945
Less present value discount	(10,784)
Present value of operating lease liabilities	$18,161

As of March 31, 2026, there were no future finance lease payments.

Note 12. Equity

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

On August 22, 2025, the Company established a $1.0 billion at-the-market equity program (the “2025 ATM”), which replaced the 2024 ATM. During the three months ended March 31, 2026, the Company issued and sold 2,101,363 shares of its common stock under the 2025 ATM for gross proceeds of $120.9 million and incurred issuance costs of $0.8 million.

Common stock warrants

In connection with the business combination of Hut 8 Mining Corp. (“Legacy Hut”) and U.S. Data Mining Group, Inc. (“USBTC”) on November 30, 2023 (the “Business Combination”), warrants to purchase Legacy Hut common shares outstanding immediately before the Business Combination were assumed by the Company. Post-Business Combination, the warrant holders are entitled to receive, upon exercise, in lieu of Legacy Hut common shares, shares of common stock of the Company at an exchange ratio of 0.2000, rounded down to the nearest whole share at a warrant agreement level if applicable, and at an exercise price of the original exercise price divided by the exchange ratio of 0.2000, rounded up to the nearest whole cent if applicable. The warrants include a net share settlement clause at the discretion of the warrant holder, which may result in a variable number of shares being issued for a fixed price due to the use of a certain volume-weighted average price of shares. The Company accounts for its warrants as equity instruments based on the specific terms of the relevant warrant agreements and has recorded them in additional paid-in capital in equity based on their fair value on the date of assumption. The classification of the warrants, including whether such instruments should be recorded as liabilities, is reassessed at the end of each reporting period. The fair value of each warrant was estimated on the date of assumption using the Black-Scholes pricing model.

The warrants assumed in the Business Combination expire on September 17, 2026.

Transactions involving the Company’s equity-classified warrants are summarized as follows:

		Weighted average	Weighted average
	Number of	exercise price	remaining contractual
(in thousands, except share and per share amounts)	shares	(per share)	life (in years)
Outstanding as of December 31, 2025	1,895	$53.45	0.7
Outstanding as of March 31, 2026	1,895	$53.45	0.5

American Bitcoin non-controlling interest

On September 3, 2025, American Bitcoin entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program (the “American Bitcoin 2025 ATM”), allowing American Bitcoin to offer and sell up to $2.1 billion of its shares of Class A common stock from time to time. During the three months ended March 31, 2026, American Bitcoin issued and sold 84,068,493 shares of its Class A common stock under the American Bitcoin 2025 ATM for gross proceeds of $111.0 million and incurred issuance costs of $0.5 million. As a result, the Company recorded $32.5 million to additional paid-in capital, representing the portion of the shares of American Bitcoin Class A common stock sold under the American Bitcoin 2025 ATM attributable to the Company, and $78.0 million to non-controlling interest, representing the portion attributable to the non-controlling interest.

During the three months ended March 31, 2026, American Bitcoin issued shares of its Class A common stock to third parties, as disclosed above in this note, thereby reducing the Company’s ownership percentage in American Bitcoin. The Company continues to maintain control of American Bitcoin after these share issuances, and the issuances were accounted for as equity transactions under FASB ASC Topic 810, Consolidation (“ASC 810”). These share issuances by American Bitcoin are also accounted for under FASB ASC Topic 740, Income Taxes (“ASC 740”) by assessing the deferred tax consequences of the outside basis difference. The tax impact of the difference between the fair value of the consideration received and the amount by which the non-controlling interest is adjusted is recognized in equity. Accordingly, the Company recorded $8.5 million as a deferred tax liability, with the offset recognized in additional paid-in capital. No gain or loss was recognized.

Far North JV non-controlling interest

As described in Note 3. Far North JV sale, the Company sold its ownership in the Far North JV on February 2, 2026. Immediately prior to the sale, (1) the non-controlling interest exercised 2,000,000 Penny Warrants of the Far North JV and (2) the non-controlling interest sold its entire ownership in the Far North JV to the Company for $10.0 million (C$13.9 million) that was paid by TransAlta to the non-controlling interest directly as partial satisfaction of the purchase price of the Far North JV sale. Given the Company maintained control of the Far North JV after both the exercise of the Penny Warrants and acquiring the non-controlling interest, these transactions were accounted for as equity transactions under ASC 810.

The following table summarizes the effect of changes in ownership of American Bitcoin and the Far North JV on equity attributable to Hut 8 Corp. for the periods presented:

	Three Months Ended
	March 31,
(in USD thousands)	2026	2025
Net loss attributable to Hut 8 Corp.	$(219,849)	$(133,889)
Additional paid-in capital:
Increase in additional paid-in capital from the issuance of Class A common stock by American Bitcoin, net of issuance costs	32,500	—
Decrease in additional paid-in capital from deferred income tax on American Bitcoin Corp. – equity transactions	(8,539)	—
Decrease in additional paid-in capital from the exercise of Penny Warrants issued by the Far North JV	(283)	—
Decrease in additional paid-in capital from the non-controlling interest acquisition prior to the sale of the Far North JV	(7,815)	—
Changes from net loss attributable to Hut 8 Corp. and total effect of changes in ownership of American Bitcoin and the Far North JV on equity attributable to Hut 8 Corp.	$(203,986)	$(133,889)

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

Transactions involving the Company’s equity-classified ABTC-Akerna Warrants are summarized as follows:

		Weighted average	Weighted average
	Number of	exercise price	remaining contractual
(in thousands, except share and per share amounts)	shares	(per share)	life (in years)
Outstanding as of December 31, 2025	22,826	$37.00	1.5
Outstanding as of March 31, 2026	22,826	$37.00	1.3

Subsidiary Penny Warrants

In 2025, the Far North JV, a consolidated subsidiary of the Company, issued 2,000,000 Penny Warrants with an exercise price of less than one penny per share. These subsidiary Penny Warrants represented approximately 10% of Far North JV’s common stock outstanding on a non-diluted basis prior to their exercise, expired three years from issuance date, and entitled the holder to receive shares of a class of common stock of Far North JV upon exercise. All classes of common stock of the Far North JV had equal rights to earnings on a per share basis. The Company accounted for its subsidiary’s Penny Warrants as equity instruments based on the specific terms of the subsidiary Penny Warrant agreements, and recorded them in additional paid-in capital in equity based on their fair value on issuance. The classification of the subsidiary Penny Warrants, including whether such instruments should have been recorded as liabilities, was re-assessed at the end of each reporting period while they were outstanding. The fair values of the subsidiary Penny Warrants were estimated on their dates of issuance and were approximately equal to the fair value of the shares of a class of common stock underlying the subsidiary Penny Warrants given their exercise price represented little cash consideration.

The subsidiary Penny Warrants were issued in connection with finance lease payment deferral elections by a subsidiary of the Far North JV, and accordingly, the corresponding cost was capitalized to the associated right-of-use asset in connection with lease remeasurements. The weighted average issuance-date fair value of the subsidiary Penny Warrants was $0.90 per share.

The subsidiary Penny Warrants were exercised in February 2026 in connection with the sale of the Far North JV; refer to Note 3. Far North JV sale for further information on the Far North JV sale.

Transactions involving the Company’s equity-classified subsidiary Penny Warrants are summarized as follows:

	Number of	Weighted average	Aggregate	Weighted average
	shares of	exercise price	intrinsic	remaining contractual
(in USD thousands, except share and per share amounts)	Far North JV	(per share)	value	life (in years)
Outstanding as of December 31, 2025	2,000,000	$(1)	$1,823	2.1
Exercised	(2,000,000)	(1)	3,421
Outstanding as of March 31, 2026	—	$—	$—	—
(1)	Represents little cash consideration of less than a penny per share.

Accumulated other comprehensive loss

The changes in accumulated other comprehensive loss, net of tax, is as follows:

	December 31,	Net	March 31,
(in USD thousands)	2025	Change	2026
Foreign currency translation adjustment loss	$(10,432)	$(9,248)	$(19,680)
Total	$(10,432)	$(9,248)	$(19,680)

Note 13. Stock-based compensation

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

As of March 31, 2026, restricted stock units, deferred stock units, performance stock units, and stock options have been granted under the 2023 Plan.

The Company’s stock-based compensation expense recognized during the three months ended March 31, 2026 and March 31, 2025 in the Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Three Months Ended
	March 31,
(in USD thousands)	2026	2025
Stock options	$1,137	$180
Restricted stock units	12,359	1,293
Performance stock units	37,378	2,320
Total stock-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Loss	$50,874	$3,793
Stock-based compensation capitalized in property and equipment, net	$106	$—

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

The market-based vest conditions of the stock options granted during March 2025 are considered “market conditions” under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), and as such, the Company used a Monte Carlo simulation model to determine the grant-date fair value of stock options with a market condition. The Monte Carlo simulation takes into account the probability that the market condition will be achieved based on predicted stock price paths of the Company in addition to the assumptions in the table below. No stock options were granted by the Company during the three months ended March 31, 2026.

Three Months Ended
March 31,
2025
Dividend yield	—%
Expected price volatility	120.00%
Risk-free interest rate	4.05%
Expected term (in years)	6.0

As of March 31, 2026, there were 261,314 unvested service-based options and 333,334 unvested service and market-based options.

A summary of stock options for the three months ended March 31, 2026 and March 31, 2025 is as follows:

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2025	2,866,678	$5.63	$115,553	6.2
Exercised	(124,619)	0.39	6,171
Forfeited, canceled, or expired	(19,308)	0.39
Outstanding as of March 31, 2026	2,722,751	$5.91	$111,638	5.9
Vested and exercisable as of March 31, 2026	2,128,103	$5.16	$88,845	6.0

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2024	2,961,929	$0.53	$59,120	7.7
Granted	1,000,000	15.00
Exercised	(327,204)	0.39	4,182
Forfeited, canceled, or expired	(17,786)	0.39
Outstanding as of March 31, 2025	3,616,939	$4.54	$29,130	7.0
Vested and exercisable as of March 31, 2025	1,818,295	$0.62	$8,931	7.4

The Company had approximately $0.1 million and $1.5 million of total unrecognized compensation expense expected to be recognized over a weighted-average remaining vesting period of approximately 0.8 years and 1.0 years related to stock options under the Hut 8 Corp. Rollover Option Plan and stock options under the 2023 Plan, respectively, as of March 31, 2026. The Company had approximately $0.5 million and $9.4 million of total unrecognized compensation expense expected to be recognized over a weighted-average remaining vesting period of approximately 1.1 years and 1.1 years related to stock options under the Hut 8 Corp. Rollover Option Plan and stock options under the 2023 Plan, respectively, as of March 31, 2025.

No stock options were granted during the three months ended March 31, 2026. The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2025 was $9.44 per share.

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

The following table presents a summary of the activity of the service-based restricted stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2025	3,385,210	$39.22	$155,517
Granted	225,099	54.03
Vested	(228,910)	10.45	11,873
Forfeited	(33,570)	27.04
Unvested as of March 31, 2026	3,347,829	$42.31	$157,047

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2024	1,141,453	$10.62	$23,388
Granted	101,717	14.12
Vested	(140,275)	8.72	2,235
Forfeited	(87,183)	11.94
Unvested as of March 31, 2025	1,015,712	$11.12	$11,803

The Company had approximately $118.7 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan that are settleable in shares of common stock of the Company as of March 31, 2026, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.3 years. The Company had approximately $5.4 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan and 2018 Plan that are settleable in shares of common stock of the Company as of March 31, 2025, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.1 years.

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

The following table presents a summary of the activity of the deferred stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Vested and outstanding as of December 31, 2025	73,954	$9.72	$3,397
Vested and outstanding as of March 31, 2026	73,954	$9.72	$3,469

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Vested and outstanding as of December 31, 2024	73,954	$9.72	$1,515
Vested and outstanding as of March 31, 2025	73,954	$9.72	$859

There was no remaining unrecognized compensation expense related to deferred stock units as of March 31, 2026 and March 31, 2025.

Performance stock units

Performance stock units granted under the 2023 Plan entitle recipients to receive a number of shares of the Company’s common stock based on market, performance, and/or service conditions as per each respective performance stock unit agreement. At the Company’s discretion, performance stock units may be settled in shares of common stock or cash in lieu of settling in shares or a combination of shares of common stock and cash. The Company currently does not intend to settle any performance stock units in cash or in a combination of shares of common stock and cash.

In February 2026, the Company granted 8,168 performance stock units to an employee with an approximately three-year service period and performance-based vest conditions as follows: one third of units are eligible to vest for each of the three performance conditions and the three payout tiers for each performance condition are 80%, 100%, or 300% of the units eligible to vest, with linear interpolation between 100% and 300% on the first and second of the three performance conditions noted below. The three performance conditions are as follows: (1) the Company enters into agreements to commercialize new facilities based on the achievement of certain target levels for the energy capacity of such commercialized sites, (2) the Company achieves certain earnings targets, and (3) a Company site achieves certain operational milestones.

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

The following table presents a summary of the activity of the performance stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2025	4,556,934	$53.16	$317,062
Granted	8,168	54.03
Forfeited	(19,611)	13.74
Unvested as of March 31, 2026	4,545,491	$53.33	$322,713

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2024	1,602,609	$17.56	$65,675
Unvested as of March 31, 2025	1,602,609	$17.56	$37,245

As of March 31, 2026 and March 31, 2025, unrecognized stock-based compensation expense related to the Company’s performance stock units with market-based vest conditions and performance-based vest conditions considered probable of vesting was $144.4 million and $18.9 million, respectively, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.3 years and 2.0 years, respectively.

American Bitcoin stock-based compensation

In connection with the ABTC Merger on September 3, 2025, American Bitcoin adopted the Amended and Restated American Bitcoin Corp. 2025 Omnibus Incentive Plan (the “ABTC 2025 Plan”), which amended and restated the predecessor Gryphon Digital Mining, Inc. 2024 Omnibus Incentive Plan. The ABTC 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance grants, and other stock-based awards to employees, consultants, and directors of American Bitcoin, and its affiliates. As of the ABTC 2025 Plan’s effective date, 181,964,231 shares of the American Bitcoin common stock were reserved for issuance under the ABTC 2025 Plan, subject to an annual automatic increase on each January 1 from 2026 through 2035, equal to the lesser of (a) the excess of 20% of American Bitcoin’s fully diluted shares outstanding as of the preceding December 31 over the shares then reserved under the ABTC 2025 Plan, and (b) such number as determined by American Bitcoin’s board of directors. Shares subject to awards that are cancelled and forfeited, and shares returned through certain other mechanisms, are returned to the share reserve and become available for future grants.

The following table presents a summary of the activity of the American Bitcoin restricted stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2025	—	$—	$
Granted	1,875,007	1.02
Unvested as of March 31, 2026	1,875,007	$1.02	$1,733

As of March 31, 2026, unrecognized stock-based compensation expense related to the American Bitcoin restricted stock units was $1.6 million, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.2 years.

Note 14. Net loss per share of common stock

Basic and diluted net loss per share attributable to common stockholders is computed in accordance to Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Net loss per share attributable to common stockholders.

The following table presents potentially dilutive securities that were not included in the computation of diluted net loss per share of common stock as their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31,
	2026	2025
Stock options	2,722,751	3,616,939
Restricted stock units	3,347,829	1,015,712
Deferred stock units	73,954	73,954
Performance stock units	4,545,491	1,602,609
Warrants	1,895	1,895
Convertible note and separated embedded derivative from the convertible note	9,715,476	9,524,977
Total	20,407,396	15,836,086

The following is a reconciliation of the denominator of the basic and diluted net loss per share of common stock computations for the periods presented:

	Three Months Ended
	March 31,
(in USD thousands, except share and per share amounts)	2026	2025
Numerator:
Net loss attributable to Hut 8 Corp.	$(219,849)	$(133,889)
Subsidiary Penny Warrant adjustment to net loss attributable to Hut 8 Corp.(1)	(51)	90
Net loss attributable to Hut 8 Corp. – basic and diluted	$(219,900)	$(133,799)

Denominator:
Weighted average shares of common stock outstanding – basic	111,064,728	102,854,747
Dilutive impact of outstanding equity awards	—	—
Dilutive impact of convertible note	—	—
Weighted average shares of common stock outstanding – diluted	111,064,728	102,854,747
Net loss per share of common stock:
Basic attributable to Hut 8 Corp. (2)	$(1.98)	$(1.30)
Diluted attributable to Hut 8 Corp.(3)	$(1.98)	$(1.30)
(1)

Calculated as the difference between Far North JV’s, a consolidated subsidiary that issued Penny Warrants, net income (loss) attributable to Hut 8 Corp. under ASC 260 inclusive of the impact of the Penny Warrants less Far North JV’s net income (loss) attributable to Hut 8 Corp.

(2)	Calculated as net loss attributable to Hut 8 Corp. – basic, divided by weighted average shares of common stock outstanding – basic
(3)	Calculated as net loss attributable to Hut 8 Corp. – diluted, divided by weighted average shares of common stock outstanding – diluted

Note 15. Income taxes

For the three months ended March 31, 2026, the Company determined that the estimated annual effective tax rate could not be reliably estimated and, accordingly, computed its tax provision using the discrete method, treating the year-to-date period as if it were an annual period. For the three months ended March 31, 2025, the Company computed its tax provision using the estimated annual effective tax rate method.

For the three months ended March 31, 2026, the Company’s income tax benefit and effective tax rate were $48.9 million and 16.2%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to the tax on the gain on the sale of the Far North JV and the impact of the IRC Section 162(m) limitation on the deductibility of certain employee compensation.

For the three months ended March 31, 2025, the Company’s income tax benefit and effective tax rate were $20.2 million and 13.0%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to the Company’s non-taxable portion of gains on digital assets, subpart F income, and a change in valuation allowance.

The Company is subject to U.S. federal income taxes as well as income taxes in various state jurisdictions and in Canada. The Company’s tax returns for tax years beginning 2021 remain subject to potential examination by the taxing authorities.

Note 16. Concentrations

The Company has only mined Bitcoin during the three months ended March 31, 2026 and March 31, 2025. Therefore, 100% of the Company’s ASIC compute revenue within its Compute segment is related to one digital asset. The Company used two mining pool operators during the three months ended March 31, 2026 and March 31, 2025.

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

The Company provides services to TZRC, an equity method investment entity (refer to Note 8. Investment in unconsolidated joint venture for additional information on the equity method investment entity), in exchange for fees under a PMA. The Company also has a SAFE agreement with a related party as described in Note 9. Loans, notes payable, and other financial liabilities.

Note 18. Commitments and contingencies

Bitmain Purchase Agreement, 2025 ABTC Bitmain Purchase Agreement and 2026 ABTC Bitmain Purchase Agreement

The Bitmain Purchase Agreement prior to the expiry of its Bitcoin redemption option, 2025 ABTC Bitmain Purchase Agreement, and 2026 ABTC Bitmain Purchase Agreement include the following financial commitments: Bitcoin redemption and put options, recognized as derivative assets under ASC 815, measured at fair value at each reporting period, Miner purchase liability representing a commitment to settle the obligation in cash if the redemption right is exercised before expiration, and a derecognition of Digital assets – pledged for miner purchase if the redemption right is not exercised. See Note 5. Digital assets for further information on the purchase agreements with Bitmain.

Legal and regulatory matters

The Company and its subsidiaries are subject at times to various claims, lawsuits, and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits, and proceedings. Some of these claims, lawsuits, and proceedings seek damages, including consequential, exemplary, or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits, and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance or elects not to purchase such insurance, the Company may establish an accrual for such loss, retention, or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying Unaudited Condensed Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that any material loss will result from any claims, lawsuits, and proceedings to which the Company is subject to either individually or in the aggregate.

Securities Litigation

In February and March 2024, two purported securities class actions were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers. The two class actions were consolidated into In re Hut 8 Corp. Securities Litigation, Case No. 24-cv-00904 (VM), and a lead plaintiff was appointed on April 19, 2024. The lead plaintiff filed a consolidated amended complaint on June 14, 2024. The consolidated amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On December 2, 2024, the defendants filed a motion to dismiss the consolidated amended complaint. On January 16, 2025, the lead plaintiff opposed the motion. On February 18, 2025, the defendants filed a reply in further support of the motion to dismiss. On September 12, 2025, the U.S. District Court for the Southern District of New York issued a decision, dismissing all fraud-based Exchange Act claims and most Securities Act claims, leaving two Section 11 and Section 15 claims tied to King Mountain disclosures. On October 24, 2025, the defendants answered the surviving allegations in the amended complaint and amended their answer on November 14, 2025. On February 4, 2026, at the parties’ request, the court stayed all proceedings through April 15, 2026. On April 15, 2026, at the parties’ request, the court extended the stay of all proceedings through May 22, 2026.

Since the filing of the securities class actions, shareholder derivative suits were filed against the Company, its directors and certain of its current and former officers in the U.S. District Courts for the Southern District of New York, the District of Delaware, the Southern District of Florida, and the Delaware Court of Chancery alleging derivative claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the Exchange Act, including Section 10(b). All derivative actions in the Southern District of New York were voluntarily dismissed or transferred to the District of Delaware. All derivative actions in the District of Delaware were voluntarily dismissed or dismissed by the court without prejudice. The Southern District of Florida consolidated and stayed three of the proceedings before it, pending the resolution of a motion for summary judgment in In re Hut 8 Corp. Securities Litigation.  There are five other derivative actions filed in the Southern District of Florida and the Delaware Court of Chancery.  One of those actions has been stayed and Defendants have not responded (or been obligated to respond) to the complaints in the remaining four cases.

On December 1, 2025, a purported former shareholder filed a putative class action against Hut 8 and certain of its current and former officers in the Ontario Superior Court of Justice in Canada. The statement of claim alleges that Hut 8 made misrepresentations in connection with the November 2023 business combination of Hut 8 Mining Corp. and USBTC and asserts causes of action under the common law and the Ontario Securities Act.

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

In April 2026, the Company’s wholly-owned subsidiary, Hut 8 DC LLC (the “Issuer”), closed a $3.25 billion private offering of 6.192% senior secured notes due November 15, 2042 (the “Notes”). Interest on the Notes is payable semi-annually beginning on November 15, 2026, and scheduled amortization begins on May 15, 2028. The Notes are senior secured obligations of the Issuer and are secured with first-priority liens on substantially all assets of the Issuer, other than certain excluded property, as well as a pledge of the equity interests in the Issuer held by Hut 8 DC Member LLC, the direct parent company of the Issuer. The Notes are non-recourse to Hut 8 Corp. The net proceeds from the Notes will be used to fund the development of a data center at the River Bend campus, reimburse prior equity contributions, fund debt service reserves, and transaction costs.

In May 2026, the Company entered into a $200.0 million Bitcoin-collateralized term loan with FalconX, maturing in April 2027 and bearing a fixed interest rate of 7.00%. The facility is structured with an initial collateral ratio of 143%, with margin call and liquidation thresholds at 130% and 105%, respectively. The loan includes a prepayment option after six months without penalty, while early repayment prior to that period is subject to a 0.125%–0.25% fee depending on the circumstances. The funds from the loan were used to simultaneously pay off the loan with Coinbase.

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

Business Overview

Hut 8 is an energy infrastructure platform integrating power, digital infrastructure, and compute at scale to fuel next-generation, energy-intensive technologies such as AI, high-performance computing, and ASIC compute. The Company develops, commercializes, and operates industrial-scale energy and data center infrastructure through a power-first, innovation-driven approach.

Q1 2026 Highlights

●	Beacon Point Lease. We entered into a long-term triple-net lease with a multi-trillion-dollar market capitalization, high-investment-grade technology company at our Beacon Point Campus, located in Nueces County, Texas, representing a significant infrastructure partnership with a base contract value of approximately $9.8 billion over a 15-year term, inclusive of 3% annual rent escalations and expected to generate average annual net operating income (“NOI”) of approximately $655.0 million. The agreement includes three 5-year renewal options, extending potential total contract value to approximately $25.1 billion. Initial delivery is expected in Q3 2027. We intend to support the development of Beacon Point with non-recourse, project-level financing with the aim of optimizing cost of capital at the asset level and maintaining disciplined long-term leverage metrics at the corporate level.

The Beacon Point campus is designed for scalability, with approvals for up to 1,000 MW of utility capacity. The initial 352 MW IT load (approximately 500 MW utility capacity) represents the first phase of commercialization and provides significant runway for potential campus expansion and revenue growth.

●	$3.25 Billion River Bend Financing. On April 30, 2026, our wholly-owned subsidiary, Hut 8 DC LLC (the “Issuer”), closed a $3.25 billion private offering of 6.192% senior secured notes due November 15, 2042 (the “Notes”). Proceeds will be used to fund the development of a turnkey data center with 245 megawatts of critical IT capacity supported by 330 megawatts of utility capacity, and associated substation at the River Bend campus, reimburse prior equity contributions, and cover debt service reserves and transaction costs. The Notes are rated BBB− with a Positive Outlook by S&P Global Ratings and BBB− with a Stable Outlook by Fitch Ratings, and represent the first investment-grade project bond ever issued for a construction-stage data center project. The Notes carry semi-annual interest payments beginning November 15, 2026, and include scheduled amortization starting May 15, 2028. Structured as senior secured, project-level debt with first-priority liens on substantially all Issuer assets and equity pledges, the Notes are non-recourse to the parent company, reinforcing a financing approach that isolates risk while advancing large-scale digital infrastructure expansion.
●	FalconX Master Lender Agreement. In May 2026, we entered into a $200.0 million Bitcoin-collateralized term loan with FalconX Charlie, Inc. (“FalconX”), maturing in April 2027 and bearing a fixed interest rate of 7.00%. The facility is structured with an initial collateral ratio of 143%, with margin call and liquidation thresholds at 130% and 105%, respectively. The loan includes a prepayment option after six months without penalty, while early repayment prior to that period is subject to a 0.125%–0.25% fee depending on the circumstances. The funds from this loan were used to simultaneously pay off the loan with Coinbase Credit, Inc. (“Coinbase”), which carried an interest rate of 9.00%. This resulted in a reduction in borrowing costs and the termination of the Coinbase loan.

●	Reenergization of Drumheller Site. In March 2026, our site in Drumheller, Alberta was reenergized in anticipation of the delivery and deployment of ~11,298 Bitcoin miners from American Bitcoin, representing ~3.05 exahash per second (“EH/s”) at ~13.5 joules per terahash (“J/TH”). The site, which previously mined Bitcoin, had been non-operational since March 2024 due to elevated energy costs and underlying voltage issues impacting profitability. The delivery and deployment of the Bitcoin miners was completed in April 2026, increasing American Bitcoin’s total owned fleet capacity from ~25.0 to ~28.1 EH/s while improving overall portfolio efficiency from ~16.3 to ~16.0 J/TH. The decision to reenergize was based on an improvement in power pricing in Alberta along with cost-efficient path to fix the previous voltage issues and a path to an attractive commercial agreement with American Bitcoin.
●	Far North Sale. In February 2026, we completed the divestiture of our Far North joint venture (the “Far North JV”) with Macquarie Group Limited (“Macquarie”), consisting of four power generation assets in Ontario, Canada totaling approximately 310 MW of capacity. The assets had been classified as held for sale as of December 31, 2025. Upon closing, we recognized a gain of $33.6 million, net of transaction fees. Total proceeds were $75.4 million (C$105.1 million), which were used to settle a $27.9 million (C$38.9 million) lease liability related to equipment at Iroquois Falls, inclusive of indirect taxes, and fund a $10.0 million (C$13.9 million) buyout of the non-controlling interest.

Key Factors Affecting Our Performance

Power constraints

Access to energy is a key factor affecting our ability to meet growing demand for high performance computing (“HPC”), artificial intelligence (“AI”), and application specific integrated circuit (“ASIC”) compute and to scale our digital infrastructure platform. Power is the foundation of our operations. We acquire, develop, and manage critical energy assets such as interconnects, powered land, and other electrical infrastructure to address the load demands of energy-intensive applications. As competition for power intensifies, our performance depends on originating, commercializing, and optimizing energy capacity at scale. We believe our experience in power origination, infrastructure design, and load optimization positions us to manage these constraints and support continued growth. Our portfolio currently provides access to competitively priced electrical power in the regions where we operate; however, there is no guarantee that we will be able to procure additional power on similar terms, or at all. Market prices for power, capacity, and ancillary services are unpredictable and tend to fluctuate substantially. See “Risk Factors—Risks Related to Our Business and Operations—We are subject to risks associated with our need for significant electrical power” in the Annual Report.

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

Price of Bitcoin

While we are migrating towards less volatile, lower cost-of-capital businesses, such as data centers, our current financials remain heavily dependent on the price of Bitcoin, which has historically experienced significant volatility. Our exposure is driven primarily by the Bitcoin held on our consolidated balance sheet, including Bitcoin held directly by us and American Bitcoin in our respective strategic reserves. In addition, our consolidated results reflect American Bitcoin’s activities as a Bitcoin accumulation platform and its strategy of purchasing and holding Bitcoin. Lastly, we generate revenue from Bitcoin rewards that are earned through mining operations at our facilities, the majority of which are conducted through American Bitcoin.

Under ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), Bitcoin is revalued at fair value at the end of each reporting period, with changes in fair value recognized in net income. As a result, fluctuations in Bitcoin prices may impact our consolidated financial performance, including mark-to-market adjustments on Bitcoin, but does not reflect changes in our core operating performance.

Bitcoin network difficulty and hashrate

Our consolidated business is not only impacted by the volatility in Bitcoin prices, but American Bitcoin is also affected by increases in the competition for Bitcoin production, specifically for ASIC compute. This increased competition is described as the network hashrate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain, and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Increased difficulty reduces the mining proceeds of the equipment proportionally and eventually requires Bitcoin miners like American Bitcoin, to upgrade their equipment to remain profitable and compete effectively with other miners. Conversely, a decline in network hashrate results in a decrease in difficulty, increasing mining proceeds and profitability.

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

The following table presents our key performance indicators for the three months ended March 31, 2026 and 2025.

As of
March 31,
	2026	2025
Energy Capacity Under Diligence	4,345 MW	7,890 MW
Energy Capacity Under Exclusivity	1,500 MW	2,613 MW
Energy Capacity Under Development	1,230 MW	— MW
Energy Capacity Under Construction	330 MW	205 MW
Energy Capacity Under Management	710 MW	815 MW

Energy Capacity Under Diligence

Energy Capacity Under Diligence represents sites identified for large-load use cases such as AI, HPC, ASIC compute, industrial applications such as next generation manufacturing, and other energy-intensive technologies. At this stage, we assess site potential by engaging with utilities, landowners, power generators, local, state and regulatory bodies, and other stakeholders to evaluate critical factors, including power availability, infrastructure readiness, fiber connectivity, and overall commercial viability. This metric allows management to better understand our potential opportunities, allowing us to remain selective in our investment decisions while positioning us to respond to market demand signals and emerging opportunities. Energy Capacity Under Diligence as of March 31, 2026, was 4,345 MW compared to 7,890 MW as of March 31, 2025. The net decrease reflects both the advancement of certain sites into other development categories and the removal of sites that no longer met our strategic, commercial, infrastructure, or regulatory criteria.

Energy Capacity Under Exclusivity

Energy Capacity Under Exclusivity represents sites where we have secured a clear path to ownership through either: (i) an exclusivity agreement that prevents the sale of designated land and power capacity to another party or (ii) a tendered interconnection agreement, confirming a viable path to securing power and infrastructure for deployment. Management monitors Energy Capacity Under Exclusivity to evaluate potential near-term opportunities prior to making additional investment commitments. Energy Capacity Under Exclusivity as of March 31, 2026 was 1,500 MW compared to 2,613 MW as of March 31, 2025. The net decrease reflects both the advancement of certain sites into other development categories and the removal of sites that no longer met our strategic, commercial, infrastructure, or regulatory criteria.

Energy Capacity Under Development

Energy Capacity Under Development represents sites where we are actively investing in development and commercialization by executing definitive land and/or power agreements, advancing site design and infrastructure buildout, and engaging with prospective customers. This phase is monitored by management as it represents the projects that are closest to commencing construction. Energy Capacity Under Development as of March 31, 2026 was 1,230 MW compared to 0 MW as of March 31, 2025. The growth was driven by an increase of 1,230 MW in capacity advancing from exclusivity to development, including two sites in Texas totaling 1,180 MW, and one 50 MW site in Illinois.

Energy Capacity Under Construction

Energy Capacity Under Construction represents sites where we have executed a definitive offtake or other commercial agreements and commenced construction activities. This stage includes oversight of contractors, equipment delivery, and commissioning schedules to ensure projects are completed safely, on time, and within budget. Progress at this stage is closely monitored to manage capital deployment and align project delivery with customer timelines and market demand. Energy capacity under construction as of March 31, 2026 was 330 MW related to the River Bend site compared to 205 MW as of March 31, 2025, related to the Vega site which was energized and moved to Energy Capacity Under Management in June 2025.

Energy Capacity Under Management

Energy Capacity Under Management comprises all power-related assets, including power generation, managed services, ASIC and Central Processing Unit (“CPU”) infrastructure, ASIC compute, traditional cloud, and non-operational sites. Management uses this metric to assess total energy capacity utilization across our operations and to support efficient resource allocation. Energy Capacity Under Management was 710 MW as of March 31, 2026, compared to 815 MW as of March 31, 2025. The decrease was primarily driven by the divesture of the Far North JV in February 2026, which consisted of four power generation assets in Ontario totaling approximately 310 MW, partially offset by the energization of our 205 MW Vega site in June 2025.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA to evaluate our business, measure our performance, and make strategic decisions. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss, adjusted for impacts of interest expense, income tax benefit, depreciation and amortization, our share of unconsolidated joint venture depreciation and amortization, foreign exchange loss or gain, loss on sale of property and equipment, gain on derivatives, loss or gain on other financial liability, gain on warrant liability, gain on sale of Far North JV, net of transaction costs, the removal of non-recurring transactions, asset contribution costs, loss attributable to non-controlling interests, and stock-based compensation expense in the period presented. You are encouraged to evaluate each of these adjustments and the reasons our Board and management team consider them appropriate for supplemental analysis.

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

Net loss is the GAAP measure most directly comparable to Adjusted EBITDA. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

For a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Results of Operations” below.

Business Segments

We have four reportable business segments: Power, Digital Infrastructure, Compute, and Other.

Power

The Power business segment consists of Power Generation and Managed Services.

Power Generation

In February 2026, we completed the divestiture of the Far North JV, and accordingly no longer generate revenue from these assets. We previously generated revenue from our 80.1% interest in the Far North JV, which acquired the four natural gas power plants in Ontario, Canada in February 2024. The power generation facilities are connected to the Independent Electricity System Operator, which operates Ontario’s power grid, and primarily generated revenue from capacity and electricity sales. Revenue generated from capacity and electricity sales was variable and depended on several factors, including generation capacity in the market, the supply and demand for electricity, and the prevailing price of natural gas.

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

As of March 31, 2026, we managed 280 MW of energy capacity under this program at one site in the United States owned by the King Mountain JV.

Starting April 1, 2025, we began operating as the exclusive provider of managed services to American Bitcoin via the execution of a Master Managed Services Agreement (“MSA”). Under the MSA, we provide American Bitcoin with management, oversight, strategy, compliance, operational, and other services for American Bitcoin’s mining operations. These operations are colocated at our facilities. The fee structure typically consists of (i) a fixed fee of $1.250/kW-month based on the power capacity of each facility, as well as (ii) designated site level reimbursements. As American Bitcoin is a consolidated subsidiary, all fees under the MSA are eliminated in consolidation.

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

We are expanding our Digital Infrastructure platform to support AI and other high-performance computing workloads through purpose-built data centers, beginning with the development of our River Bend campus in Louisiana and our Beacon Point campus in Texas.

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

Our ASIC Compute business spanned six sites as of March 31, 2026, which are primarily occupied by American Bitcoin miners and hosted at facilities supported by our ASIC Infrastructure:

●	five sites with facilities we own and/or lease, and operate: (1) Alpha (Niagara Falls, New York), (2) Medicine Hat (Medicine Hat, Alberta), (3) Salt Creek (Orla, Texas), (4) Vega (Amarillo, Texas), and (5) Drumheller (Drumheller, Alberta); and
●	one site that we own through a 50% joint venture, King Mountain (McCamey, Texas).

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

On August 5, 2025, American Bitcoin entered into an On-Rack Sales and Purchase Agreement (the “2025 ABTC Bitmain Purchase Agreement”) with Bitmain to purchase up to approximately 17,280 Bitmain Antminer U3S21EXPH ASIC miners (collectively, the “Bitmain Miners”), representing a total of approximately 14.86 EH/s. Concurrently with the execution of the 2025 ABTC Bitmain Purchase Agreement, American Bitcoin purchased 16,299 of the Bitmain Miners, representing a total of approximately 14.02 EH/s, for a total purchase price of approximately $314 million, paid through the pledge of Bitcoin at a mutually agreed upon fixed price. In September 2025, American Bitcoin purchased the remaining 981 Bitmain Miners for a total purchase price of $18.9 million, also paid through the pledge of Bitcoin at a mutually agreed upon fixed price. The Bitcoin pledged under the 2025 ABTC Bitmain Purchase Agreement has a redemption period of approximately 24 months from each pledge date.

In March 2026, our site in Drumheller, Alberta was reenergized in anticipation of the delivery and deployment of approximately 11,298 Bitcoin miners from American Bitcoin, representing approximately 3.05 EH/s at approximately 13.5 J/TH, for a total purchase price of $49.4 million, paid through the pledge of Bitcoin at a mutually agreed upon fixed price. The delivery and deployment of these Bitcoin miners was completed in April 2026, increasing American Bitcoin’s total owned fleet capacity from approximately 25.1 to approximately 28.1 EH/s while improving overall portfolio efficiency from approximately 16.3 to approximately 16.0 J/TH. The Bitcoin pledged for this purchase has a redemption period of approximately 24 months from the applicable pledge date. American Bitcoin may elect to extend the pledge period for an additional 12 months.

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

AI Cloud

Our AI Cloud assets are deployed under our wholly owned subsidiary, Highrise AI, Inc., at a third-party colocation site near Chicago, Illinois. This segment generates recurring revenue through contracts where customers pay for access to graphics processing units (“GPU”) compute resources under on-demand or committed-use arrangements.

Other

Our Other reporting segment included activities that fall outside the scope of our Power, Digital Infrastructure, and Compute layers.

Equipment Sales and Repairs

We may sell mining equipment when profitable opportunities arise (e.g., if market prices exceed our procurement cost). We may also repair miners for third parties in exchange for a fees, as we have a fully equipped, MicroBT-certified repair center space at our Medicine Hat site.

Results of Operations

Three Months Ended March 31, 2026 and 2025

	Three Months Ended
	March 31,		Increase
(in USD thousands)	2026	2025	(Decrease)
Revenue:
Power	$3,740	$4,380	$(640)
Digital Infrastructure	1,303	1,317	(14)
Compute	65,974	16,118	49,856
Total revenue	71,017	21,815	49,202

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	2,107	3,628	(1,521)
Cost of revenue – Digital Infrastructure	1,546	1,559	(13)
Cost of revenue – Compute	21,895	13,472	8,423
Total cost of revenue	25,548	18,659	6,889

Operating expenses:
Depreciation and amortization	38,442	14,899	23,543
General and administrative expenses	81,740	21,059	60,681
Loss on digital assets	295,657	112,394	183,263
Loss on sale of property and equipment	—	2,454	(2,454)
Total operating expense	415,839	150,806	265,033
Operating loss	(370,370)	(147,650)	(222,720)

Other income (expense):
Foreign exchange (loss) gain	(2,720)	9	(2,729)
Interest expense	(9,243)	(7,469)	(1,774)
Asset contribution costs	—	(22,780)	22,780
Gain on derivatives	40,817	20,862	19,955
(Loss) gain on other financial liability	(661)	1,139	(1,800)
Gain on warrant liability	69	—	69
Gain on sale of Far North JV, net of transaction costs	33,601	—	33,601
Equity in earnings of unconsolidated joint venture	6,430	1,365	5,065
Total other income (expense)	68,293	(6,874)	75,167

Net loss before taxes	(302,077)	(154,524)	(147,553)

Income tax benefit	48,942	20,205	28,737

Net loss	$(253,135)	$(134,319)	$(118,816)

Less: Net loss attributable to non-controlling interests	33,286	430	32,856
Net loss attributable to Hut 8 Corp.	$(219,849)	$(133,889)	$(85,960)

Net loss	$(253,135)	$(134,319)	$(118,816)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(9,310)	1,187	(10,497)
Total comprehensive loss	(262,445)	(133,132)	(129,313)
Less: Comprehensive loss attributable to non-controlling interest	33,281	431	32,850
Comprehensive loss attributable to Hut 8 Corp.	$(229,164)	$(132,701)	$(96,463)

Adjusted EBITDA reconciliation:

	Three Months Ended
	March 31,		Increase
(in USD thousands)	2026	2025	(Decrease)
Net loss	$(253,135)	$(134,319)	$(118,816)
Interest expense	9,243	7,469	1,774
Income tax benefit	(48,942)	(20,205)	(28,737)
Depreciation and amortization	38,442	14,899	23,543
Share of unconsolidated joint venture depreciation, amortization, net of basis adjustments (1)	2,159	5,485	(3,326)
Foreign exchange loss (gain)	2,720	(9)	2,729
Loss on sale of property and equipment	—	2,454	(2,454)
Gain on derivatives	(40,817)	(20,862)	(19,955)
Loss (gain) on other financial liability	661	(1,139)	1,800
Gain on warrant liability	(69)	—	(69)
Gain on sale of Far North JV, net of transaction costs	(33,601)	—	(33,601)
Non-recurring transactions (2)	—	1,485	(1,485)
Asset contribution costs	—	22,780	(22,780)
Loss attributable to non-controlling interest	21,953	473	21,480
Stock-based compensation expense	50,874	3,793	47,081
Adjusted EBITDA	$(250,512)	$(117,696)	$(132,816)
(1)

Net of the accretion of fair value differences of depreciable and amortizable assets included in equity in earnings of unconsolidated joint venture in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC 323. See Note 8. Investment in unconsolidated joint venture of our Unaudited Condensed Consolidated Financial Statements for further detail.

(2)

There were no non-recurring transactions for the three months ended March 31, 2026. Non-recurring transactions for the three months ended March 31, 2025 represent approximately $1.5 million of restructuring costs and ABTC related transaction costs.

Revenue

Total revenue was $71.0 million and $21.8 million for the three months ended March 31, 2026, and 2025, respectively, and consisted of Power, Digital Infrastructure, and Compute.

Power

Power revenue was $3.7 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively. This $0.7 million decrease was primarily driven by a $0.7 million decrease in electricity sales resulting from the sale of Far North JV in February 2026, compared to a full quarter of Far North JV activity in 2025.

Digital Infrastructure

Digital Infrastructure revenue was $1.3 million for both the three months ended March 31, 2026, consistent with prior period.

Compute

Compute revenue was $66.0 million and $16.1 million for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $49.9 million. The increase was primarily driven by higher ASIC Compute revenue, reflecting an increase in Bitcoin mined from approximately 135 to approximately 817, partially offset by a decrease in average revenue per Bitcoin mined from approximately $91,512 to approximately $76,077. The increase in Bitcoin mined was primarily attributable to improved uptime following the fleet upgrade completed in April 2025 at the Salt Creek and Medicine Hat locations, as well as the commencement of ASIC Compute operations at the Vega site in August 2025.

Cost of Revenue

Total cost of revenue was $25.5 million and $18.7 million for the three months ended March 31, 2026 and 2025, respectively, and consisted of Power, Digital Infrastructure, and Compute.

Power

Power cost of revenue was $2.1 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively. The $1.5 million decrease was primarily driven by lower electricity sales of $1.8 million following the divestiture of the Far North JV in February 2026, partially offset by a $0.3 million increase in Managed Services cost of revenue.

Digital Infrastructure

Digital Infrastructure cost of revenue was $1.5 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The cost of revenue was consistent.

Compute

Compute cost of revenue was $21.9 million and $13.5 million for the three months ended March 31, 2026 and 2025, respectively. This $8.4 million increase was primarily driven by (i) an $8.0 million increase in ASIC Compute costs due to higher uptime as a result of the fleet upgrade that was completed in April 2025 at the Salt Creek and Medicine Hat sites, as well as the energization of the Vega site in June 2025, and (ii) a $0.4 million increase in AI Cloud costs.

Depreciation and Amortization

Depreciation and amortization expense was $38.4 million and $14.9 million for the three months ended March 31, 2026 and 2025, respectively. This $23.5 million increase was primarily driven by $19.9 million of higher depreciation on American Bitcoin’s ASIC miners as a result of the fleet upgrade that was completed in April 2025 at our Salt Creek and Medicine Hat sites, as well as American Bitcoin’s purchase of the Bitmain Miners at the Vega site in August 2025, and $6.2 million of depreciation of our mining infrastructure and related machinery and equipment related to the construction and energization of our Vega site in June 2025. These increases were partially offset by a decrease in depreciation of power plant assets as they were sold in the Far North JV sale in February 2026.

General and Administrative Expenses

General and administrative expenses were $81.7 million and $21.1 million for the three months ended March 31, 2026 and 2025, respectively. This $60.6 million increase was primarily driven by (i) a $47.1 million increase in share based payments related expense, (ii) a $7.0 million increase in salary and benefit expenses due to added headcount to support our growth initiatives, (iii) a $4.2 million increase in professional fees primarily due to legal and tax expenses incurred to support the execution of our growth plan, and (iv) a $1.9 million increase in insurance expenses primarily due to the increase in our asset base. These increases were partially offset by a $1.3 million decrease in transaction costs related to the merger between Gryphon Digital Mining, Inc. and American Bitcoin, which closed in September 2025.

Loss on Digital Assets

Losses on digital assets were $295.7 million and $112.4 million for the three months ended March 31, 2026 and 2025, respectively. The unfavorable variance was primarily driven by a larger decrease in the price of Bitcoin in the three months ended March 31, 2026 when compared to the three months ended March 31, 2025. In the three months ended March 31, 2026, Bitcoin price declined from approximately $87,498 to approximately $68,222. In the three months ended March 31, 2025, Bitcoin price declined from approximately $93,354 to approximately $82,534.

Other Income (Expense)

Other income was $68.3 million for the three months ended March 31, 2026, compared to other expense of $6.9 million for the three months ended March 31, 2025. This $75.2 million increase was primarily driven by (i) a $33.6 million gain related to the sale of Far North Power Corp, (ii) a $22.8 million decrease in asset contribution costs related to non-controlling interest portion of our March 31, 2025 contribution of substantially all of our ASIC miners in exchange for 80% of American Data Centers Inc., as part of the launch of American Bitcoin, (iii) a $20.0 million increase in the gains on derivatives due to an increase in pledged Bitcoin for miner purchases at American Bitcoin, (iv) a $5.1 million increase in equity in earnings of unconsolidated joint venture. These gains were partially offset by (i) a $2.7 million increase in foreign exchange loss, (ii) a $1.8 million increase in interest expense due to higher average outstanding debt, and (iii) a $1.8 million decrease in gain on other financial liability.

Income Tax Benefit

Our income tax benefit was $48.9 million and $20.2 million for the three months ended March 31, 2026 and 2025, respectively. This $28.7 million increase was primarily driven by deferred taxes related to the losses on digital assets and the valuation allowance recognized in the three months ended March 31, 2025.

King Mountain JV

The King Mountain JV is a 50/50 joint venture with one of the world’s largest renewable energy producers. The King Mountain JV has 280 MW of self-mining and hosting operations located behind-the-meter at a wind farm in McCamey, Texas.

As of March 31, 2026, the King Mountain JV owned approximately 18,000 miners for self-mining (about 1.8EH/s) and hosted approximately 52,159 miners (about 11.22 EH/s) for a single hosting customer at its King Mountain site, which has a total capacity of 280 MW.

We account for the King Mountain JV using the equity method of accounting, resulting in reporting the King Mountain JV as an unconsolidated joint venture. Additionally, our 50% portion of any distributions from the King Mountain JV are used to pay down the TZRC Secured Promissory Note. See Note 8. Investment in unconsolidated joint venture and Note 9. Loans, notes payable, and other financial liabilities to the Unaudited Condensed Consolidated Financial Statements found elsewhere in this Quarterly Report for additional information on the King Mountain JV and TZRC Secured Promissory Note.

Below are the condensed consolidated income statements for the King Mountain JV for the three months ended March 31, 2026 and March 31, 2025.

Condensed Consolidated Income Statement
	Three Months Ended
	March 31,
(in USD thousands)	2026	2025
Total revenue, net	$30,921	$33,913
Gross profit	14,102	14,833
Net income (loss)	9,374	(756)
Net income (loss) attributable to investee	4,687	(378)

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

	Three Months Ended
	March 31,
(in USD thousands)	2026	2025
Net income (loss)	$9,374	$(756)
Depreciation and amortization	4,318	15,706
Interest income	(416)	(975)
Adjusted EBITDA	$13,276	$13,975

Liquidity and Capital Resources

Our primary sources of liquidity include cash and cash equivalents, debt facilities, Bitcoin held on our balance sheet, equity issuances, senior secured notes, and cash flows from operations. We have secured significant project-level financing, including the $3.25 billion senior secured notes issued by a wholly-owned subsidiary of ours in April 2026 to fund development at our River Bend campus, and maintain relationships with established capital providers to support our development initiatives and infrastructure buildouts.

Historically, our primary cash needs have been for working capital to support growth initiatives, including infrastructure purchases and development, acquisitions, and equipment financing, including the purchase of additional Bitcoin miners. Going forward, we will continue to prioritize infrastructure development while our ASIC compute operations will mainly be conducted through American Bitcoin, our consolidated subsidiary. In addition to equipment financing for the purchase of additional Bitcoin miners, American Bitcoin’s primary cash needs are to support its Bitcoin accumulation efforts, including at-market purchases of Bitcoin. Our infrastructure development needs include the development of our River Bend and Beacon Point facilities, each of which is expected to require a multi-billion-dollar capital investment.

As of March 31, 2026, we had access to $200.0 million from the Two Prime Credit Agreement. We did not draw on this facility during the three months ended March 31, 2026.

In May 2026, we entered into a $200.0 million Bitcoin-collateralized term loan with FalconX, maturing in April 2027 and bearing a fixed interest rate of 7.00%. The facility is structured with an initial collateral ratio of 143%, with margin call and liquidation thresholds at 130% and 105%, respectively. The loan includes a prepayment option after six months without penalty, while early repayment prior to that period is subject to a 0.125%–0.25% fee depending on the circumstances. Proceeds from the facility were used to pay off our loan with Coinbase, which bore a 9.00% interest rate and has since been terminated.

On August 22, 2025, we established our $1.0 billion 2025 ATM, which replaced our prior $500 million 2024 ATM program that launched on December 4, 2024. As of August 22, 2025, prior to its termination, we had issued and sold shares under the 2024 ATM for gross proceeds of $299.4 million at a weighted average price of $27.83 per share. As of March 31, 2026 we issued and sold 6,121,993 shares under the 2025 ATM for gross proceeds of $304.3 million at a weighted average issuance price of $49.71 per share.

On September 3, 2025, American Bitcoin established a $2.1 billion at-the-market equity program (the “American Bitcoin 2025 ATM”). As of March 31, 2026, American Bitcoin issued and sold 149,553,691 shares of Class A common stock under the American Bitcoin 2025 ATM for gross proceeds of $351.5 million at a weighted average issuance price per share of $2.35.

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

We believe that cash flows generated from operations, Bitcoin held on our consolidated balance sheet, and other financing sources will be sufficient to meet our anticipated short-term liquidity requirements. For the construction of our River Bend and Beacon Point data center facilities, we expect to fund capital expenditures through a combination of cash and Bitcoin on hand, as well as project level financing (including, in the case of River Bend, the recently completed bond issuance). Over the long term, we expect to rely on access to public and private capital markets to fund growth initiatives not supported by operating cash flows, cash on hand, Bitcoin holdings, or available debt and project-level financing.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in USD thousands)	2026	2025
Cash flows used in operating activities	$(27,222)	$(33,849)
Cash flows used in investing activities	(51,172)	(58,236)
Cash flows provided by financing activities	190,997	115,519

Operating Activities

Net cash used in operating activities was $27.2 million for the three months ended March 31, 2026, resulting from a net loss of $253.1 million, offset by the deduction of non-cash adjustments of $204.2 million and favorable changes in assets and liabilities of $21.7 million. Net cash used in operating activities was $33.8 million for the three months ended March 31, 2025, resulting from net loss of $134.3 million, offset by non-cash adjustments of $107.8 million and unfavorable changes in assets and liabilities of $7.3 million.

Investing Activities

Net cash used in investing activities totaled $51.2 million for the three months ended March 31, 2026, primarily consisting of (i) $61.3 million in Bitcoin purchases at American Bitcoin, (ii) $36.6 million in property and equipment purchases, and (iii) $16.8 million in deposits made for future site purchases, development, and capital expenditures. These outflows were partially offset by $63.6 million in proceeds from the sale of the Far North JV. Net cash used in investing activities totaled $58.2 million for the three months ended March 31, 2025, primarily consisting of $63.3 million in property and equipment purchases, and $0.9 million in additions to intangible assets. These outflows were partially offset by $3.4 million in proceeds from Bitcoin sales and $2.6 million in proceeds from the sale of property and equipment.

Financing Activities

Net cash provided by financing activities was $191.0 million for the three months ended March 31, 2026, primarily consisting of $120.1 million in net proceeds from the issuance of common stock through our 2025 ATM, and $110.5 million in net proceeds from the issuance of American Bitcoin’s Class A common stock through the American Bitcoin 2025 ATM. These inflows were partially offset by (i) $20.8 million in repayment of finance lease related to the settlement of a finance lease obligation in connection with the sale of the Far North JV, (ii) $9.9 million in cash paid to buyout the non-controlling interest of Far North JV, (iii) $8.0 million in repayment of loans payable, and (iv) $0.9 million in principal payments on financial lease. Net cash provided by financing activities was $115.5 million for the three months ended March 31, 2025, primarily consisting of $112.0 million in net proceeds from the issuance of common stock through our 2024 ATM and $3.5 million in proceeds from funding in relation to our AI Cloud business segment.

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

While our significant accounting policies are described in more detail in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements, included elsewhere in this Quarterly Report, we believe the following accounting policies and estimates are most critical to understanding and evaluating this management discussion and analysis:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2026, we held approximately 16,332 Bitcoin, comprising approximately 9,311 Bitcoin held by Hut 8 and approximately 7,021 Bitcoin held by American Bitcoin. Based on a fair value of approximately $68,222 per Bitcoin, the aggregate fair value of these holdings as of March 31, 2026 was approximately $1.11 billion. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

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

Credit Risk

Credit risk arises from our practice of pledging Bitcoin as collateral in transactions with counterparties. We mitigate this risk by engaging with counterparties that we believe possess strong creditworthiness based on their size, credit quality, and reputation, among other factors. During the three months ended March 31, 2026. we have not incurred any material loss from such transactions. However, there remains a risk that a counterparty could default on its obligations to us, which might result in a material loss. We continually assess the credit risk associated with our counterparties and, if necessary, recognize a loss provision or write-down. Credit risk also arises from us placing our cash and demand deposits in financial institutions. Although we strive to limit our exposure by placing cash and demand deposits with financial institutions with a high credit standing, there can be no assurances that we are able to mitigate our credit risk. In addition, we are exposed to credit risk associated with the creditworthiness of our customers and other counterparties, as non-performance or financial deterioration of these parties could adversely impact cash flows and liquidity.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

We have one loan that maintains a variable interest rate, the TZRC Secured Promissory Note, which includes a maximum interest rate of 15.25%. As a result, changes in market interest rates could affect our operations over certain periods and may also impact our ability to finance projects. For more information regarding the TZRC Secured Promissory Note, see Note 9. Loans, notes payable, and other financial liabilities to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

FalconX Loan Agreement

On May 1, 2026 (the “Loan Effective Date”), Hut 8 Mining Corp., a British Columbia corporation and a wholly-owned subsidiary of the Company (the “Borrower”), entered into a master lender agreement and associated term sheet (collectively, the “Credit Agreement”) by and among the Borrower, as borrower and FalconX Charlie, Inc. (the “Lender”), as lender.

The Credit Agreement provides for a prepayable term loan of $200.0 million. Amounts borrowed under the Credit Agreement will bear interest at a rate equal to 7.00% per annum. The term loan will mature on April 30, 2027 (the “Maturity Date”). The Borrower may prepay any outstanding amounts borrowed, in whole or in part, without premium or penalty, at any time six (6) months after the Loan Effective Date. Any amount prepaid prior to six (6) months after the Loan Effective Date will be subject to an early prepayment fee of 0.125% or 0.25% of the amounts prepaid depending on the reason for such prepayment.

The funds made available pursuant to the Credit Agreement are expected to be used for general corporate purposes. The Borrower’s obligations under the Credit Agreement are secured by its interest in certain Bitcoin (the “Collateral”) held in the custody of BitGo Bank & Trust, National Association (the “Custodian”) and Lender’s recourse under the Credit Agreement is limited to the Collateral subject to customary exceptions for fraud and willful malfeasance of the Borrower.

If the ratio between the fair value of the Collateral and the aggregate principal amount outstanding under the term loan (the “Actual Collateral Ratio”) at any time during the term is less than 130%, Lender shall have the right to require the Borrower by way of a margin call to provide the Lender with additional collateral to cause the Actual Collateral Ratio to be equal to 143% after taking into account the additional collateral. The Credit Agreement also establishes a 105% minimum collateral threshold, below which the Lender may, following required margin notifications and subject to defined contractual parameters, declare an event of default and liquidate pledged collateral to satisfy outstanding obligations.

The Borrower has the right to request that a portion of the Collateral be released by the Custodian if the Actual Collateral Ratio is equal to or greater than 163%  for a continuous period of thirty (30) days or more, such that the Actual Collateral Ratio is equal to 143% after taking into account the release of Collateral.

The Custodian does not have any right to lend, pledge, hypothecate or re-hypothecate the posted Collateral. If certain events of default as defined in the Credit Agreement occur, Lender may exercise all of the rights, powers and remedies in respect of the Collateral of a secured party under applicable law, including, without limitation, the right to use the Collateral to satisfy payments outstanding, transfer the Collateral into Lender’s operating account, and sell, assign, or otherwise dispose of the Collateral.

The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Hut 8 Corp.	8-K	3.1	12/01/2023
3.2	Amended and Restated Bylaws of Hut 8 Corp.	8-K	3.2	12/01/2023
10.1	Amendment No 1. to the Controlled Equity OfferingSM Sales Agreement, dated February 25, 2026, by and among the Company and Cantor Fitzgerald & Co., Keefe, Bruyette & Woods, Inc., Virtu Americas LLC, The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Craig-Hallum Capital Group LLC, Maxim Group LLC, Needham & Company, LLC, Roth Capital Partners, LLC, Cantor Fitzgerald Canada Corporation, Stifel Nicolaus Canada Inc., Virtu Canada Corp. and Canaccord Genuity Corp.	8-K	1.1	02/25/2026
10.2*	Master Lending Agreement, dated as of May 1, 2026, between Hut 8 Mining Corp. and FalconX Charlie, Inc.
31.1	Certification of Principal Executive Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline Interactive Data File.
104	Cover Page Interactive Data File.
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

Dated: May 6, 2026	HUT 8 CORP.

	By:	/s/ Sean Glennan
Sean Glennan Principal Financial Officer and Authorized Signatory