Form 10-Q
period 2026-06-30
Hut 8 Corp.
filed 2026-08-04
CIK 1964789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 001-41864

Hut 8 Corp.

(Exact name of registrant as specified in its charter)

Delaware	92-2056803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Brickell Avenue, Suite 200
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

As of July 31, 2026, the registrant had 123,259,468 shares of its common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in USD thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$233,579	$44,914
Restricted cash and cash equivalents	6,787,147	2,373
Accounts receivable, net	11,934	31,122
Deposits and prepaid expenses	47,016	189,332
Derivative assets	4,994	16,223
Digital assets – pledged for miner purchase	—	84,688
Digital assets receivable	581	812
Assets held for sale	—	38,719
Total current assets	7,085,251	408,183

Non-current assets
Derivative assets	175,019	101,179
Digital assets – held in custody	567,287	661,979
Digital assets – pledged for miner purchase	184,942	242,937
Digital assets – pledged as collateral	290,277	396,624
Property and equipment, net	1,372,028	643,244
Operating lease right-of-use asset	29,548	18,496
Deposits and prepaid expenses	7,591	8,314
Investment in unconsolidated joint venture	39,559	45,158
Other investments	6,378	6,378
Intangible assets, net	9,195	11,141
Goodwill	208,032	210,087
Total non-current assets	2,889,856	2,345,537
Total assets	$9,975,107	$2,753,720

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$69,711	$41,491
Interest payable	48,577	3,028
Miner purchase liability, current portion	—	100,910
Deferred revenue	3,038	1,458
Operating lease liability, current portion	4,548	2,891
Loans, notes payable, and other financial liabilities, current portion	234,705	199,926
Income taxes payable	5,635	115
Liabilities held for sale	—	25,764
Total current liabilities	366,214	375,583

Non-current liabilities
Miner purchase liability, less current portion	371,687	332,153
Operating lease liability, less current portion	25,854	16,279
Loans, notes payable, and other financial liabilities, less current portion	7,403,736	210,235
Deferred tax liabilities	53,528	129,854
Warrant liability	55	146
Total non-current liabilities	7,854,860	688,667
Total liabilities	8,221,074	1,064,250

Commitments and contingencies

Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 123,190,559 and 110,091,358 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,232	1,101
Additional paid-in capital	1,838,331	1,425,775
(Accumulated deficit) retained earnings	(364,559)	5,481
Accumulated other comprehensive loss	(32,381)	(10,432)
Total Hut 8 Corp. stockholders’ equity	1,442,623	1,421,925
Non-controlling interests	311,410	267,545
Total equity	1,754,033	1,689,470
Total liabilities and equity	$9,975,107	$2,753,720

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited, in USD thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Power	$1,176	$5,492	$4,916	$9,872
Digital Infrastructure	1,285	1,512	2,588	2,829
Compute	72,471	34,295	138,445	50,413
Total revenue	74,932	41,299	145,949	63,114

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	826	5,000	2,933	8,628
Cost of revenue – Digital Infrastructure	1,374	2,120	2,920	3,679
Cost of revenue – Compute	24,691	14,656	46,586	28,128
Total cost of revenue	26,891	21,776	52,439	40,435

Operating expenses:
Depreciation and amortization	39,727	19,458	78,169	34,357
General and administrative expenses	76,080	30,158	157,820	51,217
Loss (gain) on digital assets	138,597	(217,640)	434,254	(105,246)
(Gain) loss on sale of property and equipment	(33)	(312)	(33)	2,142
Total operating expenses (income)	254,371	(168,336)	670,210	(17,530)
Operating (loss) income	(206,330)	187,859	(576,700)	40,209

Other (expense) income:
Foreign exchange (loss) gain	(3,219)	3,114	(5,939)	3,123
Interest expense	(51,160)	(8,396)	(60,403)	(15,865)
Interest income	27,085	—	27,085	—
Asset contribution costs	—	—	—	(22,780)
Gain (loss) on derivatives	18,315	(18,403)	59,132	2,459
(Loss) gain on other financial liability	(98)	(181)	(759)	958
Gain on warrant liability	22	—	91	—
Gain on sale of the Far North JV, net of transaction costs	1,110	—	34,711	—
Equity in earnings of unconsolidated joint venture	5,671	1,064	12,101	2,429
Total other (expense) income	(2,274)	(22,802)	66,019	(29,676)

Net (loss) income before income taxes	(208,604)	165,057	(510,681)	10,533

Income tax benefit (provision)	31,462	(27,574)	80,404	(7,369)

Net (loss) income	(177,142)	137,483	(430,277)	3,164

Less: Net loss (income) attributable to non-controlling interests	26,951	(171)	60,237	259
Net (loss) income attributable to Hut 8 Corp.	$(150,191)	$137,312	$(370,040)	$3,423

Net (loss) income per share of common stock:
Basic attributable to Hut 8 Corp.	$(1.27)	$1.32	$(3.22)	$0.04
Diluted attributable to Hut 8 Corp.	$(1.27)	$1.18	$(3.22)	$0.03

Weighted average number of shares of common stock outstanding:
Basic	118,483,238	104,246,041	114,794,476	103,554,237
Diluted	118,483,238	119,018,761	114,794,476	109,070,208

Net (loss) income	$(177,142)	$137,483	$(430,277)	$3,164
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,701)	39,892	(22,011)	41,079
Total comprehensive (loss) income	(189,843)	177,375	(452,288)	44,243
Less: Comprehensive loss (income) attributable to non-controlling interests	26,951	(227)	60,232	204
Comprehensive (loss) income attributable to Hut 8 Corp.	$(162,892)	$177,148	$(392,056)	$44,447

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, in USD thousands, except share and per share data)

Six Months Ended June 30, 2025

			Additional			Accumulated Other
	Common Stock		Paid-in	Retained	Non-controlling	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Interests	(Loss) Income	Equity
Balance, December 31, 2024	99,478,012	$995	$789,597	$231,630	$3,910	$(45,553)	$980,579
Issuance of common stock – at-the-market offering, net of issuance costs	4,205,019	42	111,969	—	—	—	112,011
Issuance of common stock – stock option exercises	327,204	3	124	—	—	—	127
Issuance of common stock – restricted stock unit settlements	140,275	2	(2)	—	—	—	—
Stock-based compensation	—	—	3,793	—	—	—	3,793
Issuance of warrants by subsidiary	—	—	1,449	—	—	—	1,449
Non-controlling interest in American Bitcoin Corp.	—	—	(1,354)	—	24,222	—	22,868
Foreign currency translation adjustments	—	—	—	—	(1)	1,188	1,187
Net loss attributable to Hut 8 Corp.	—	—	—	(133,889)	—	—	(133,889)
Net loss attributable to non-controlling interest	—	—	—	—	(430)	—	(430)
Balance, March 31, 2025	104,150,510	$1,042	$905,576	$97,741	$27,701	$(44,365)	$987,695
Issuance of Class A common stock by American Bitcoin Corp., net of issuance costs	—	—	122,556	—	92,719	—	215,275
Issuance of common stock – stock option exercises	28,159	—	11	—	—	—	11
Issuance of common stock – restricted stock unit settlements	239,458	2	(2)	—	—	—	—
Stock-based compensation	—	—	7,640	—	—	—	7,640
Issuance of warrants by subsidiary	—	—	354	—	—	—	354
Non-controlling interest in American Bitcoin Corp.	—	—	(913)	—	930	—	17
Foreign currency translation adjustments	—	—	—	—	56	39,836	39,892
Net income attributable to Hut 8 Corp.	—	—	—	137,312	—	—	137,312
Net income attributable to non-controlling interests	—	—	—	—	171	—	171
Balance, June 30, 2025	104,418,127	$1,044	$1,035,222	$235,053	$121,577	$(4,529)	$1,388,367

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, in USD thousands, except share and per share data)

Six Months Ended June 30, 2026

			Additional	Retained		Accumulated Other
	Common Stock		Paid-in	Earnings	Non-controlling	Comprehensive	Total
	Shares	Amount	Capital	(Accumulated Deficit)	Interests	(Loss) Income	Equity
Balance, December 31, 2025	110,091,358	$1,101	$1,425,775	$5,481	$267,545	$(10,432)	$1,689,470
Issuance of Class A common stock by American Bitcoin Corp., net of issuance costs	—	—	32,500	—	78,002	—	110,502
Deferred income tax on American Bitcoin Corp. – equity transactions	—	—	(8,539)	—	—	—	(8,539)
Issuance of common stock – at-the-market offering, net of issuance costs	2,101,363	21	120,099	—	—	—	120,120
Issuance of common stock – stock option exercises	124,619	1	47	—	—	—	48
Issuance of common stock – restricted stock unit settlements	228,910	2	(2)	—	—	—	—
Stock-based compensation	—	—	50,980	—	—	—	50,980
Foreign currency translation adjustments	—	—	—	—	5	(9,315)	(9,310)
Exercise of warrants issued by subsidiary	—	—	(283)	—	283	—	—
Sale of the Far North JV and non-controlling interest acquisition prior to sale	—	—	(7,815)	—	(2,212)	67	(9,960)
Net loss attributable to Hut 8 Corp.	—	—	—	(219,849)	—	—	(219,849)
Net loss attributable to non-controlling interest	—	—	—	—	(33,286)	—	(33,286)
Balance, March 31, 2026	112,546,250	$1,125	$1,612,762	$(214,368)	$310,337	$(19,680)	$1,690,176
Issuance of Class A common stock by American Bitcoin Corp., net of issuance costs	—	—	6,208	—	27,378	—	33,586
Issuance of Class A common stock by American Bitcoin Corp. – restricted stock unit settlements	—	—	(646)	—	646	—	—
Deferred income tax on American Bitcoin Corp. – equity transactions	—	—	(560)	—	—	—	(560)
Issuance of common stock – convertible note conversion	9,715,476	97	158,545	—	—	—	158,642
Issuance of common stock – stock option exercises	748,648	8	10,276	—	—	—	10,284
Issuance of common stock – restricted stock unit settlements	180,185	2	(2)	—	—	—	—
Stock-based compensation	—	—	51,748	—	—	—	51,748
Foreign currency translation adjustments	—	—	—	—	—	(12,701)	(12,701)
Net loss attributable to Hut 8 Corp.	—	—	—	(150,191)	—	—	(150,191)
Net loss attributable to non-controlling interest	—	—	—	—	(26,951)	—	(26,951)
Balance, June 30, 2026	123,190,559	$1,232	$1,838,331	$(364,559)	$311,410	$(32,381)	$1,754,033

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in USD thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net (loss) income	$(430,277)	$3,164
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	78,169	34,357
Amortization of operating right-of-use assets	1,567	1,261
Non-cash lease expense	1,144	1,226
Stock-based compensation	102,113	11,433
Equity in earnings of unconsolidated joint venture	(12,101)	(2,429)
Distributions of earnings from unconsolidated joint venture	17,700	—
ASIC compute revenue	(129,355)	(42,656)
Loss (gain) on digital assets	434,254	(105,246)
Deferred tax assets and liabilities	(85,392)	7,086
Foreign exchange loss (gain)	5,939	(3,123)
Amortization of debt discounts and issuance costs	1,098	225
(Gain) loss on sale of property and equipment	(33)	2,142
Gain on derivatives	(59,132)	(2,459)
Loss (gain) on other financial liability	759	(958)
Gain on warrant liability	(91)	—
Gain on sale of the Far North JV, net of transaction costs	(34,711)	—
Paid-in-kind interest expense	3,215	13,613
Asset contribution costs	—	22,780
Changes in assets and liabilities:		—
Accounts receivable, net	18,484	(1,169)
Deposits and prepaid expenses	3,980	(19,580)
Income taxes receivable	341	(1,354)
Income taxes payable	5,520	—
Accounts payable and accrued expenses	(592)	1,454
Interest payable	45,549	158
Deferred revenue	1,580	(52)
Operating lease liabilities	(2,573)	(2,509)
Net cash used in operating activities	(32,845)	(82,636)

Investing activities
Proceeds from sale of digital assets	—	3,732
Bitcoin purchased	(65,317)	—
Deposits for future sites	(18,445)	—
Purchases of property and equipment	(616,182)	(108,699)
Proceeds from sale of property and equipment	49	4,383
Net proceeds from sale of the Far North JV, net of cash divested	64,765	—
Additions to intangible assets	—	(896)
Net cash used in investing activities	(635,130)	(101,480)

Financing activities
Proceeds from loans and notes payable	7,700,000	—
Net proceeds from covered call options premium	—	810
Repayments of loans and notes payable	(217,700)	—
Debt issuance costs paid	(84,508)	—
Principal payments on finance lease	(957)	(970)
Settlement of finance lease obligation in connection with sale of the Far North JV	(20,756)	—
Cash paid to buyout non-controlling interest of the Far North JV	(9,960)	—
Proceeds from the issuance of common stock – stock option exercises	10,332	138
Proceeds from the issuance of common stock – at-the-market offering, net of issuance costs	120,120	112,011
Proceeds from the issuance of American Bitcoin Corp. Class A common stock – at-the-market offering, net of issuance costs	144,088	—
Proceeds from the issuance of American Bitcoin Corp. Class A common stock – non-at-the-market offering, net of issuance costs	—	205,275
Proceeds from other financial liability	—	3,500
Net cash provided by financing activities	7,640,659	320,764

Effect of exchange rate changes on cash, restricted cash, and cash equivalents	(572)	69
Net increase (decrease) in cash, restricted cash, and cash equivalents	6,972,112	136,717
Cash, restricted cash, and cash equivalents, beginning of period	48,614	85,635
Cash, restricted cash, and cash equivalents, end of period	$7,020,726	$222,352

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in USD thousands)

	Six Months Ended
	June 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$12,865	$3,768
Cash (refund) paid for income taxes, net of refunds (payments)	$(355)	$106

Non-cash transactions
Reclassification of deposits and prepaid expenses to property and equipment	$156,853	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$13,131	$197
Compute revenue in accounts receivable, net	$581	$—
Property and equipment acquired under miner purchase liability	$16,306	$85,814
Property and equipment acquired under accounts payable and accrued expenses	$11,245	$—
Property and equipment acquired through exchange of right-of-use asset – Far North JV	$16,944	$—
Bitcoin redemption and put options acquired under miner purchase liability	$23,227	$—
Net income (loss) attributable to non-controlling interests	$(60,237)	$(259)
Issuance of common stock – restricted stock unit settlements	$4	$4
Issuance of warrants by subsidiary as finance lease payments	$—	$1,803
Stock-based compensation capitalized in property and equipment, net	$615	$—
Subsidiary warrants exercised	$283	$—
Digital assets received for the issuance of Class A common stock by American Bitcoin Corp.	$—	$10,000
Issuance of common stock – convertible note conversion	$158,642	$—
Debt issuance costs included in accounts payable and accrued expenses	$15,943	$—

Reconciliation of cash, restricted cash, and cash equivalents to the Unaudited Condensed Consolidated Balance Sheets:
Cash	$233,579	$216,251
Restricted cash and cash equivalents	6,787,147	6,101
Total cash, restricted cash, and cash equivalents	$7,020,726	$222,352

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

In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”). ASU 2026-02 provides recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. This update is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of adopting this standard. Adoption of ASU 2026-02 requires retrospective application through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption.

In December 2025, FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). Among other amendments to various Topics within the FASB Accounting Standards Codification, ASU 2025-12 clarifies dilutive earnings per share treatment for certain contracts that may be settled in stock or cash when a company has a loss from continuing operations. This update is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of adopting this standard. For earnings per share amendments, adoption of ASU 2025-12 requires retrospective application to each prior reporting period presented.

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

Cash and cash equivalents

Cash includes cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal or use. The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of June 30, 2026, the Company’s cash equivalents consisted of money market funds held within the project accounts described in Restricted cash and cash equivalents below. The Company had no cash equivalents as of December 31, 2025. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. To date, the Company has not experienced any losses on these deposits.

Restricted cash and cash equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents subject to restrictions on withdrawal or use under certain contractual arrangements. As of June 30, 2026, restricted cash and cash equivalents principally consisted of the net proceeds of the River Bend Notes and the Beacon Point Notes (each as defined in Note 9. Loans, notes payable, and other financial liabilities) held in project accounts required under the respective indentures. These project accounts, including construction and debt service reserve accounts, are restricted for use in the development and construction of the Company’s data center projects and the payment of related debt service. Restricted cash and cash equivalents also included cash balances supporting commercial letters of credit. As of December 31, 2025, restricted cash and cash equivalents principally consisted of cash balances supporting commercial letters of credit. See Note 9. Loans, notes payable, and other financial liabilities for further information.

Debt issuance costs

Debt issuance costs are presented as a direct deduction from the carrying amount of the related loans and notes payable and amortized to interest expense over the term of the related debt using the effective interest method. For more information on the Company’s loans and notes payable, see Note 9. Loans, notes payable, and other financial liabilities.

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

Assets and liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2026 and December 31, 2025:

	Fair value measured at June 30, 2026
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	June 30,	active markets	inputs	inputs
(in USD thousands)	2026	(Level 1)	(Level 2)	(Level 3)
Digital assets	$1,042,506	$1,042,506	$—	$—
Bitcoin redemption and put options	180,013	—	180,013	—
Other financial liability	(3,303)	—	—	(3,303)
Warrant liability	(55)	—	—	(55)

	Fair value measured at December 31, 2025
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
(in USD thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Digital assets	$1,386,228	$1,386,228	$—	$—
Bitcoin redemption and put options	117,402	—	117,402	—
Other financial liability	(2,544)	—	—	(2,544)
Warrant liability	(146)	—	—	(146)

In determining the fair value of its digital assets, the Company uses quoted prices as determined by the Company’s principal market, which is the Coinbase exchange. As such, the Company’s digital assets were determined to be Level 1 assets.

The Company estimates the fair value of its Bitcoin redemption and put options using the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset’s implied volatility, the risk-free interest rate, and the expected term of the redemption option. As of June 30, 2026, these options were held only by American Bitcoin Corp.

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

The Company estimated the fair value of its other financial liability using the Probability-Weighted Expected Return Method (“PWERM”), which includes significant unobservable inputs, including the instrument’s estimated credit spread, and as a result, the Company determined that the other financial liability is a Level 3 liability. For quantitative disclosure on the inputs used to estimate the fair value of the Company’s other financial liability, see Note 9. Loans, notes payable, and other financial liabilities. For a description of the Company’s other financial liability accounting policy, see Other financial liability in Note 2 of the Company’s Consolidated Financial Statements for the year ended December 31, 2025.

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

The Company estimated the fair value of its separated embedded derivative from the convertible note, namely from the Company’s Coatue Note (as defined in Note 9. Loans, notes payable, and other financial liabilities), using the partial differential equation model (“PDE Model”), which includes several inputs and assumptions including the Company’s common stock price at the time of valuation, the implied volatility of the Company’s common stock matching the moneyness of the conversion option, the risk-free interest rate curve, and the instrument’s estimated credit spread. In addition, management’s assumption of the probability of occurrence of the separated embedded derivative from the convertible note’s trigger event was a significant unobservable input. The Company determined that the separated embedded derivative from the convertible note was a Level 3 liability given significant unobservable inputs were included in its valuation. In May 2026, the Coatue Note was converted into shares of the Company’s common stock, and the related separated embedded derivative from the convertible note was derecognized. Accordingly, there was no separated embedded derivative from the convertible note outstanding as of June 30, 2026. See Note 10. Derivatives, for further details.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s non-financial assets, including goodwill, intangible assets, operating lease right-of-use assets, assets held for sale, and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. The Company had nil impairment from its operations related to its non-financial assets and liabilities measured on a non-recurring basis during the three and six months ended June 30, 2026 and 2025, respectively. See the Impairment of long-lived assets and Goodwill accounting policies in Note 2 of the Company’s Consolidated Financial Statements for the year ended December 31, 2025 for additional information.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, interest payable, and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying values of loans and notes payable and other long-term liabilities approximate fair value, unless otherwise disclosed separately, as the related interest rates approximate rates currently available to the Company. See Derivatives below for a description of the Company’s derivative instrument accounting policy and Note 9. Loans, notes payable, and other financial liabilities for additional disclosures on the Company’s loans, notes payable, and other financial liabilities.

Capitalized interest

The Company capitalizes interest cost incurred on its project-level debt during the period required to construct, develop, and prepare qualifying assets for their intended use, in accordance with FASB ASC Topic 835-20, Interest – Capitalization of Interest (“ASC 835-20”). Qualifying assets consist of data center and energy infrastructure projects under construction for which expenditures have been incurred and construction activities are in progress. Capitalization of interest commences when expenditures for the qualifying asset have been made, activities necessary to prepare the asset for its intended use are underway, and interest cost is being incurred; it ceases when the asset is substantially complete and ready for its intended use.

The total amount of interest capitalized in any period does not exceed the total interest cost incurred during that period. Capitalized interest is recorded within property and equipment as part of construction in progress.

Derivatives

The Company accounts for the derivative contracts it enters into, including Bitcoin redemption and put options, covered call options, the separated embedded derivative from the convertible note (through its conversion date), and warrant liability as follows:

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

Separated embedded derivative from the convertible note

The Company evaluates and accounts for derivatives embedded in its convertible instruments in accordance with ASC 815. Accordingly, the Company has assessed if embedded derivatives should be separated from its host contract and accounted for as a derivative instrument based on whether all three ASC 815 criteria are met: (1) the economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract, (2) the hybrid instrument is not remeasured at fair value under GAAP with changes in fair value reported in earnings as they occur, and (3) a separate instrument with the same terms as the embedded derivative would be a derivative instrument. ASC 815 also provides an exception to this rule when the host instrument is deemed to be a conventional convertible debt instrument as defined in the FASB ASC topic. The Company identified embedded derivatives in the Coatue Note, which was a convertible instrument it issued in June 2024, including conversion options, other redemption features, and contingently exercisable options. The Company determined that the Contingent Repurchase Right (as defined in Note 9. Loans, notes payable, and other financial liabilities) in such convertible instrument was an embedded derivative that should be separated from its host contract and accounted for as a derivative instrument as per ASC 815. The conversion option was indexed to the Company’s common stock and met the criteria for classification in stockholders’ equity, and therefore derivative accounting did not apply. The other embedded derivatives did not meet all three previously mentioned ASC 815 criteria, and therefore were not separated from their host contract. Prior to its derecognition, the Company accounted for the separated embedded derivative as a derivative instrument carried at fair value, with gains or losses recognized in profit or loss. In May 2026, the Coatue Note was converted into shares of the Company’s common stock, and the related separated embedded derivative from the convertible note was derecognized. Accordingly, there was no separated embedded derivative from the convertible note outstanding as of June 30, 2026.

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

Net (loss) income per share attributable to common stockholders

Basic net (loss) income per share of common stock attributable to the Company is computed by dividing net (loss) income attributable to the Company, adjusted for the impact of subsidiary warrants exercisable for little or no cash consideration (“Penny Warrant(s)”) issued by a former consolidated subsidiary that was sold in February 2026, as described in Note 3. Far North JV sale, by the weighted-average number of shares of common stock outstanding during the period.

Diluted net (loss) income per share of common stock attributable to the Company is computed by giving effect to all potentially dilutive shares of common stock, including stock options, restricted stock units, deferred stock units, performance stock units, and common stock purchase warrants to the extent dilutive under the treasury-stock method, the numerator adjustment from the impact of the warrant liability assumed by a consolidated subsidiary to the extent dilutive, and potential shares of common stock issuable upon conversion of the Company’s convertible note under the if-converted method. Under the if-converted method, net loss attributable to the Company is adjusted by the effect, net of tax, of potentially dilutive shares computed under this method. Contingently issuable shares whose issuance is contingent upon the satisfaction of certain conditions are considered outstanding and included in the computation of diluted net loss per share of common stock attributable to the Company if all necessary conditions have been satisfied by the end of the period or if the end of the period is deemed the end of the contingently issuable shares’ contingency period. In computing potentially dilutive shares of common stock, each class of shares is applied to basic net (loss) income per share of common stock attributable to the Company on a most to least dilutive basis until a particular class no longer produces further dilution, if applicable.

Non-controlling interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity on Company’s Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2026, the non-controlling interest on the Company’s Unaudited Condensed Consolidated Balance Sheets consists of 46.37% ownership by third parties in American Bitcoin (as defined below). For more details, refer to American Bitcoin reverse stock split and non-controlling interest section in Note 12. Equity. Previously, there was a non-controlling interest in the Company’s formerly consolidated subsidiary, Far North Power Corp. (the “Far North JV”), prior to its sale. For more details, refer to Note 3. Far North JV sale.

Note 3. Far North JV sale

On February 2, 2026, the Company closed on its share purchase agreement (“Far North SPA”) with TransAlta Corporation (“TransAlta”), under which TransAlta acquired 100% of the Far North JV which owned and operated a 310-megawatt portfolio of four natural gas-fired power plants in Ontario. TransAlta paid cash consideration in Canadian Dollars (C$), and the total amount paid at closing was $75.4 million (C$105.1 million). Pursuant to the Far North SPA, immediately prior to the sale of the Far North JV to TransAlta, (1) the non-controlling interest exercised 2,000,000 Penny Warrants of the Far North JV, (2) the Company acquired the non-controlling interest in the Far North JV for $10.0 million (C$13.9 million), (3) the Company received $7.4 million (C$10.4 million) for the repayment of indebtedness owed by the Far North JV to the Company, and (4) $27.9 million (C$38.9 million) was paid to the finance lease lessor to buy out the finance lease at the Far North JV’s Iroquois Falls, Ontario power plant. In June 2026, the Company finalized the working capital adjustment related to the sale of the Far North JV and, as a result, received $1.1 million (C$1.6 million) in cash and recognized a corresponding increase in the gain on sale.

A reconciliation of the proceeds received by the Company, or paid for on behalf of the Company, and the gain on sale of the Far North JV is as follows:

(in USD thousands)	Amount
Cash consideration paid by TransAlta at closing	$75,394
Indebtedness owed by the Far North JV to the Company	(7,447)
Finance lease buyout (1)	(27,898)
Carrying amount of the Far North JV’s net assets	(4,110)
Net transaction costs	(2,252)
Post-closing working capital adjustment	1,110
Foreign currency translation adjustments of the Far North JV	(86)
Gain on sale of the Far North JV, net of transaction costs	$34,711
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

Note 4. Segment information

The following table presents gross revenue, gross cost of revenue and certain reconciling items for the Company’s reportable segments, reconciled to the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Certain reconciling items, including general and administrative expenses, are presented on a gross basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands)	2026	2025	2026	2025
Reportable segment revenue:
Power	$5,462	$8,849	$13,608	$13,229
Digital Infrastructure	32,963	15,819	61,528	17,136
Compute	72,471	34,295	138,445	50,413
Eliminations	(35,964)	(17,664)	(67,632)	(17,664)
Total segment and consolidated revenue	$74,932	$41,299	$145,949	$63,114

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	2,197	5,635	5,589	9,263
Cost of revenue – Digital Infrastructure	22,617	13,827	41,729	15,386
Cost of revenue – Compute	36,080	17,516	68,714	30,988
Eliminations	(34,003)	(15,202)	(63,593)	(15,202)
Total segment and consolidated cost of revenue	$26,891	$21,776	$52,439	$40,435

Reconciling items:
Depreciation and amortization	(39,727)	(19,458)	(78,169)	(34,357)
General and administrative expenses	(78,041)	(32,620)	(161,859)	(53,679)
(Loss) gain on digital assets	(138,597)	217,640	(434,254)	105,246
Gain (loss) on sale of property and equipment	33	312	33	(2,142)
Foreign exchange (loss) gain	(3,219)	3,114	(5,939)	3,123
Interest expense	(51,160)	(8,396)	(60,403)	(15,865)
Interest income	27,085	—	27,085	—
Asset contribution costs	—	—	—	(22,780)
Gain (loss) on derivatives	18,315	(18,403)	59,132	2,459
(Loss) gain on other financial liability	(98)	(181)	(759)	958
Gain on warrant liability	22	—	91	—
Gain on sale of the Far North JV, net of transaction costs	1,110	—	34,711	—
Equity in earnings of unconsolidated joint venture	5,671	1,064	12,101	2,429
Income tax benefit (provision)	31,462	(27,574)	80,404	(7,369)
General and administrative expenses eliminations	1,961	2,462	4,039	2,462
Net (loss) income	$(177,142)	$137,483	$(430,277)	$3,164

Less: Net loss (income) attributable to non-controlling interests	26,951	(171)	60,237	259
Net (loss) income attributable to Hut 8 Corp.	$(150,191)	$137,312	$(370,040)	$3,423

The following table presents summarized information for revenue by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands)	2026	2025	2026	2025
Revenue
United States	$72,231	$33,892	$137,799	$47,427
Canada	2,701	7,407	8,150	15,687
Total revenue	$74,932	$41,299	$145,949	$63,114

The following table presents summarized information for long-lived assets by geographic area:

	June 30,	December 31,
(in USD thousands)	2026	2025
United States	$1,355,689	$588,592
Canada	16,339	54,652
Total Long-Lived Assets	$1,372,028	$643,244

Note 5. Digital assets

Digital assets on the Company’s Unaudited Condensed Consolidated Balance Sheets consist of Bitcoin and Investment Tokens (as defined below) as of June 30, 2026.

Bitcoin

The following table presents the changes in the carrying amount of Bitcoin as of June 30, 2025 and June 30, 2026:

(in USD thousands)	Amount
Balance as of December 31, 2024	$949,500
Revenue recognized from Bitcoin mined	12,341
Carrying value of Bitcoin sold	(3,433)
Change in fair value of Bitcoin	(112,392)
Foreign currency translation adjustments	1,228
Balance as of March 31, 2025	$847,244
Revenue recognized from Bitcoin mined	30,318
Bitcoin contributed	10,000
Carrying value of Bitcoin sold	(299)
Change in fair value of Bitcoin	217,646
Foreign currency translation adjustments	38,270
Balance as of June 30, 2025	$1,143,179

Number of Bitcoin held as of June 30, 2025	9,699
Number of Bitcoin pledged to Bitmain as of June 30, 2025	968
Cost basis of Bitcoin held as of June 30, 2025	$510,071
Realized gains on the sale or disposition of Bitcoin for the three months ended June 30, 2025	$76
Realized gains on the sale or disposition of Bitcoin for the six months ended June 30, 2025	904

Balance as of December 31, 2025	$1,371,903
Revenue recognized from Bitcoin mined	62,117
Bitcoin mining revenue earned in prior period received in current period	812
Bitcoin purchased	61,317
Bitcoin mining revenue not received	(646)
Carrying value of Bitcoin disposed to settle miner purchase liability	(81,163)
Change in fair value of Bitcoin	(291,238)
Foreign currency translation adjustments	(8,945)
Balance as of March 31, 2026	$1,114,157
Revenue recognized from Bitcoin mined	67,238
Bitcoin mining revenue earned in prior period received in current period	646
Bitcoin purchased	4,000
Bitcoin mining revenue not received	(581)
Change in fair value of Bitcoin	(134,682)
Foreign currency translation adjustments	(14,263)
Balance as of June 30, 2026	$1,036,515

Number of Bitcoin held as of June 30, 2026	17,316
Number of Bitcoin pledged to Bitmain as of June 30, 2026	3,090
Cost basis of Bitcoin held as of June 30, 2026	$1,141,496
Realized gains on the sale or disposition of Bitcoin for the three months ended June 30, 2026	$—
Realized gains on the sale or disposition of Bitcoin for the six months ended June 30, 2026	$2,532

As of June 30, 2026, the Company’s Bitcoin was either held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company’s ownership and pledged as collateral under a borrowing arrangement, or held by Bitmain Technologies Delaware Limited (together with its affiliates, “Bitmain”) for the Bitcoin pledged in connection with the 2025 ABTC Bitmain Purchase Agreement (as defined below) and 2026 ABTC Bitmain Purchase Agreement (as defined below) for miner purchases from them. The details of the Bitcoin are as follows:

	Amount		Number of digital assets
(in USD thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Current
Bitcoin pledged for miner purchase	$—	$84,688	—	968
Total current Bitcoin – pledged for miner purchase	—	84,688	—	968

Non-current
Bitcoin held in custody	561,296	647,654	9,376	7,402
Total non-current Bitcoin – held in custody	561,296	647,654	9,376	7,402

Non-current
Bitcoin pledged for miner purchase	184,942	242,937	3,090	2,776
Total non-current Bitcoin – pledged for miner purchase	184,942	242,937	3,090	2,776

Non-current
Bitcoin pledged as collateral	290,277	396,624	4,850	4,533
Total non-current Bitcoin – pledged as collateral	290,277	396,624	4,850	4,533

Total Bitcoin	$1,036,515	$1,371,903	17,316	15,679

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

Concurrently with the execution of the 2025 ABTC Bitmain Purchase Agreement, American Bitcoin purchased 16,299 of the Bitmain Miners, representing a total of approximately 14.02 EH/s, for a total purchase price of approximately $314.0 million, paid through the pledge of 2,234 Bitcoin at a mutually agreed upon fixed price. Such purchase price was reduced by the application of a deposit and certain expenses of approximately $46.0 million previously paid to Bitmain. In September 2025, American Bitcoin purchased the remaining 981 Bitmain Miners for a total purchase price of $18.9 million, paid through the pledge of 151 Bitcoin at a mutually agreed upon fixed price, net of certain hosting credits. In October 2025, American Bitcoin pledged an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded the Company’s $46.0 million comprising the deposit and certain expenses. The Bitcoin pledged under the 2025 ABTC Bitmain Purchase Agreement has a redemption period of approximately twenty-four months from the applicable pledge date.

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

As of June 30, 2026, the Company had pledged 3,090 Bitcoin to Bitmain, with a fair value of $184.9 million, which was classified as Digital assets – pledged for miner purchase on the Company’s Unaudited Condensed Consolidated Balance Sheets. A corresponding liability of $371.7 million was recorded as Miner purchase liability, reflecting the Company’s obligation to either redeem the pledged Bitcoin for cash or apply the pledged Bitcoin toward the purchase of ASIC miners at the end of each respective redemption period. All of the Bitcoin pledged to Bitmain as of June 30, 2026, were pledged by American Bitcoin.

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

The Company recorded Bitcoin redemption and put options, which are derivative assets, with an initial fair value of $23.2 million during the six months ended June 30, 2026. See Note 10. Derivatives for further information on these derivative assets.

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

There were no Investment Tokens held as of June 30, 2025. The following table presents the changes in the carrying amount of the Investment Tokens as of June 30, 2026:

(in USD thousands)	Amount
Balance as of December 31, 2025	$14,325
Change in fair value of Investment Tokens	(4,419)
Balance as of March 31, 2026	$9,906
Change in fair value of Investment Tokens	(3,915)
Balance as of June 30, 2026	$5,991

Number of Investment Tokens held as of June 30, 2026	100,000,000
Cost basis of Investment Tokens held as of June 30, 2026	$25,000

As of June 30, 2026, the Company’s Investment Tokens were held in a segregated custody account for the benefit of the Company. The details of the Investment Tokens are as follows:

	Amount		Number of digital assets
(in USD thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Non-current
Investment Tokens held in custody	$5,991	$14,325	100,000,000	100,000,000
Total non-current Investment tokens – held in custody	5,991	14,325	100,000,000	100,000,000

Total Investment Tokens	$5,991	$14,325	100,000,000	100,000,000

Note 6. Property and equipment, net

The components of property and equipment were as follows:

(in USD thousands)	June 30, 2026	December 31, 2025
Mining infrastructure	$148,006	$145,354
Miners and mining equipment	418,079	393,467
Data center infrastructure	11,530	16,776
Computer and network equipment	9,803	9,411
Leasehold improvements	1,802	1,836
Land and land improvements	91,228	46,095
AI GPUs	42,573	42,573
Construction in progress	808,356	77,403
Furniture, fixtures, and equipment	1,362	—
Property and equipment, gross	1,532,739	732,915
Less: Accumulated depreciation	(160,711)	(89,671)
Property and equipment, net	$1,372,028	$643,244

Depreciation and amortization expense related to property and equipment was $38.8 million and $18.6 million for the three months ended June 30, 2026 and June 30, 2025, respectively.

Depreciation and amortization expense related to property and equipment was $76.4 million and $32.6 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

Interest capitalized to construction in progress is described in Note 9. Loans, notes payable, and other financial liabilities.

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

Note 7. Deposits and prepaid expenses

The components of deposits and prepaid expenses are as follows:

(in USD thousands)	June 30, 2026	December 31, 2025
Current
Prepaid insurance	$3,503	$5,643
Prepaid electricity	10,600	14,903
Deposits for site development	1,182	157,596
Deposits for future site purchases	22,351	6,724
Other deposits	9,380	4,466
Total current deposits and prepaid expenses	$47,016	$189,332

Non-current
Deposits related to electricity supply under electricity supply agreement	$5,603	$6,173
Lease deposits	1,937	2,097
Other deposits	51	44
Total non-current deposits and prepaid expenses	$7,591	$8,314

Total deposits and prepaid expenses	$54,607	$197,646

Note 8. Investment in unconsolidated joint venture

On November 25, 2022, the Company entered into an agreement to acquire a 50% membership interest in TZRC LLC (“TZRC”), an early-stage operator of vertically integrated digital asset mining and power facilities (the “Acquired Interests”). The transaction closed on December 6, 2022.

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

TZRC is a two-member operating joint venture where both members jointly control the essential areas of the entity’s business. The purpose of TZRC is to develop, construct, install, own, finance, rent, and operate one or more modular data centers located on or near renewable power sources for purposes of digital asset mining. The entity self-mines and provides hosting services. The Company assumed the role of property manager under a property management agreement (“PMA”) to provide day-to-day management and oversight services of TZRC’s data center facilities in 2022. The service contract has a term of 10 years and is automatically renewed for successive one-year terms unless either party provides written notice of non-renewal. As property manager, the Company is entitled to approximately $1.5 million per year, subject to downward adjustment based on capacity utilization of TZRC’s data centers. In addition, the PMA allows pass through costs on behalf of the Company, such as payroll and other incidental costs. Pass through costs for the three months ended June 30, 2026 and 2025 were approximately $0.8 million and $0.8 million, respectively. Pass through costs for the six months ended June 30, 2026 and 2025 were approximately $1.6 million and $1.4 million, respectively.

The Company accounts for its indirect 50% interest in TZRC using the equity method of accounting. For the three months ended June 30, 2026 and 2025, the Company’s proportionate share of TZRC’s net income (loss), before basis adjustments, was $3.9 million of net income and $0.7 million of net loss, respectively. For the six months ended June 30, 2026 and 2025, the Company’s proportionate share of TZRC’s net income (loss), before basis adjustments, was $8.6 million of net income and $1.1 million of net loss, respectively. After giving effect to basis adjustments, the Company recognized Equity in earnings of unconsolidated joint venture in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income of $5.7 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $12.1 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively. The carrying value of the Company’s investment in TZRC was $39.6 million and $45.2 million as of June 30, 2026 and December 31, 2025, respectively, and is included in the Company’s Unaudited Condensed Consolidated Balance Sheets.

Note 9. Loans, notes payable, and other financial liabilities

Details of the Company’s loans, notes payable, and other financial liabilities are as follows:

(in USD thousands)			June 30,	December 31,
Issuance Date	Maturity Date	Interest Rate	2026	2025
Coinbase Credit Facility
June 26, 2023	June 16, 2026	9.00%	$—	$200,000

Two Prime Credit Facility
August 25, 2025	(1)	7.99%	—	—

FalconX Term Loan
May 1, 2026	April 30, 2027	7.00%	200,000	—

TZRC Secured Promissory Note
December 6, 2022	April 8, 2027	15.25%	35,104	49,589

Coatue Note (convertible note)
June 28, 2024	June 28, 2029	8.00%	—	159,285

River Bend Notes
April 30, 2026	November 15, 2042	6.192%	3,250,000	—

Beacon Point Notes
June 9, 2026	November 30, 2042	6.129%	4,250,000	—

Other financial liability	(2)	(2)	3,303	2,544

Total principal and other financial liability balances			7,738,407	411,418
Less: unamortized discount and debt issuance costs			(99,966)	(1,257)
Total carrying amount			$7,638,441	$410,161
Less: current portion			234,705	199,926
Long-term portion			$7,403,736	$210,235
(1)	See Two Prime Credit Facility below for additional information

(2)	See Other financial liability below for additional information

The following table outlines maturities of our long-term debt, including the current portion, as of June 30, 2026:

(in USD thousands)
Year ending December 31,
2026 (excluding the six months ended June 30, 2026)	$—
2027	235,104
2028	86,389
2029	100,634
2030	237,971
Thereafter	7,075,006
Total	$7,735,104

During the three months ended June 30, 2026 and 2025, total principal payments of the Company’s debt were $209.7 million and nil, respectively. During the three months ended June 30, 2026 and 2025, the Company recorded amortization of debt issuance costs, included in interest expense, of $0.9 million and $0.1 million, respectively. During the three months ended June 30, 2026 and 2025, interest expense related to the Company’s debt was $50.6 million and $8.2 million, respectively. During the three months ended June 30, 2026, total interest cost incurred was $56.8 million, of which $5.7 million was capitalized to construction in progress, with the remainder recognized as interest expense in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. No interest was capitalized during the three months ended June 30, 2025.

During the six months ended June 30, 2026 and 2025, total principal payments of the Company’s debt were $217.7 million and nil, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded amortization of debt issuance costs, included in interest expense, of $1.1 million and $0.2 million, respectively. During the six months ended June 30, 2026 and 2025, interest expense related to the Company’s debt was $60.2 million and $16.4 million, respectively. During the six months ended June 30, 2026, total interest cost incurred was $66.1 million, of which $5.7 million was capitalized to construction in progress, with the remainder recognized as interest expense. No interest was capitalized during the six months ended June 30, 2025. See Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Capitalized interest for the Company’s capitalized interest accounting policy.

The Company accounts for all of its loans and notes payable in accordance with FASB ASC Topic 470, Debt (“ASC 470”), ASC 815, and FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company evaluated all of its loans and notes payable to determine if there were any embedded components that qualified as derivatives to be separately accounted for.

Coinbase credit facility

A wholly owned subsidiary of the Company was party to a credit facility with Coinbase Credit, Inc. (“Coinbase”). The original credit facility was established on June 26, 2023 (the “Original Credit Facility”) and was subsequently amended and restated on each of January 12, 2024, June 17, 2024, June 16, 2025, and December 22, 2025 (as amended and restated through December 22, 2025, the “Fourth Amended and Restated Credit Agreement”). The Original Credit Facility provided for an interest rate of 5.0% plus the greater of (i) the U.S. Federal Funds Target Rate – Upper Bound and (ii) 3.25%. On or prior to a drawdown, the Company was required to pledge, as collateral, Bitcoin with a custodian, Coinbase Custody Trust Company, LLC (“Coinbase Custody”), to be held in a segregated custody account under the Company’s ownership, such that the loan-to-value (“LTV”) ratio of principal outstanding amount of the loan and the fair value of collateral is equal to or less than 60%. If the value of the collateral under the credit facility decreased past a specified margin, the Company could have been required to post additional Bitcoin as collateral.

Under the terms of the Fourth Amended and Restated Credit Agreement, the total principal amount available under the facility increased by $70.0 million to up to $200.0 million. Borrowed amounts bore interest at 9.0% per annum and were scheduled to mature on June 16, 2026. The Company drew the additional funds made available under the Fourth Amended and Restated Credit Agreement in full on December 22, 2025.

The Company’s obligations under the Fourth Amended and Restated Credit Agreement were secured by the Company’s interest in certain Bitcoin held in the custody of Coinbase Custody and Coinbase’s recourse was limited to such Bitcoin held in the custody of Coinbase Custody.

In May 2026, the Company repaid the outstanding obligations in full and terminated the Coinbase credit facility using proceeds from a term loan with FalconX Charlie, Inc. (“FalconX”), and the related Bitcoin collateral was released to the Company and became unencumbered. See FalconX Term Loan below for further details on the Company’s term loan with FalconX.

Two Prime Credit Facility

On August 25, 2025, a wholly owned subsidiary of the Company entered into a credit agreement (the “Two Prime Credit Agreement”) with Two Prime Lending Limited (“Two Prime”).

The Two Prime Credit Agreement provides for a revolving credit facility of up to $200.0 million. Amounts borrowed under the Two Prime Credit Agreement will bear interest at a rate equal to 7.99% per annum. The facility will mature 364 days after the date of the first borrowing. As of June 30, 2026, the Company had not borrowed any amounts under the Two Prime Credit Agreement; therefore, the 364-day maturity period had not commenced. The Company may prepay any outstanding amounts borrowed, in whole or in part, without premium or penalty, at any time prior to the maturity date. Amounts prepaid may be reborrowed, in whole or in part, at any time prior to the maturity date.

As of June 30, 2026, the Company had no amounts outstanding under the Two Prime Credit Agreement.

FalconX Term Loan

In May 2026, the Company entered into a $200.0 million Bitcoin-collateralized term loan with FalconX Charlie, Inc. (the “FalconX Term Loan”). The FalconX Term Loan bears a fixed interest rate of 7.0% per annum and matures on April 30, 2027. Proceeds from the FalconX Term Loan were used to repay in full the outstanding obligation and terminate the Fourth Amended and Restated Credit Agreement with Coinbase, which bore a fixed interest rate of 9.0% at the time of repayment.

The Company may prepay the FalconX Term Loan, in whole or in part, at any time after the date that is six months following the closing date without penalty. Any prepayment or termination effected prior to that date is subject to an early termination fee ranging from 0.125% to 0.25% of the principal amount returned prior to maturity.

The FalconX Term Loan is secured by Bitcoin pledged as collateral by the Company and held in a segregated custody account, under the Company’s ownership, with a third-party custodian. The lender’s recourse is limited to the pledged Bitcoin collateral. Collateral requirements are based on fixed collateral-to-loan ratios. The facility is structured with an initial collateral ratio of 143%, with margin call and liquidation thresholds at 130% and 105%, respectively. Excess collateral may be returned to the Company when the collateral ratio exceeds 163% and certain conditions are met.

As of June 30, 2026, the outstanding principal balance of the FalconX Term Loan was $200.0 million and unamortized debt issuance costs were $0.1 million, resulting in a net carrying amount of $199.9 million.

TZRC Secured Promissory Note

The Company assumed the TZRC Secured Promissory Note in 2022 with an estimated fair value amount as of the date of investment of approximately $95.1 million as part of the consideration paid to acquire an equity membership interest in TZRC. The estimated fair value represents a discount of approximately $1.7 million from the carryover basis of the TZRC Secured Promissory Note. The discount is being amortized over the term of the TZRC Secured Promissory Note into interest expense.

The stated interest on the TZRC Secured Promissory Note accrues at a rate per annum equal to the lesser of (a) a varying rate per annum equal to the sum of (i) the prime rate as published in The Wall Street Journal, plus (ii) 12.0% per annum, (b) 15.25% per annum and (c) the maximum rate of non-usurious interest permitted by law. The Company has the option to defer the interest until maturity of the note under a paid-in-kind (“PIK”) payment option. The Company elected to apply the PIK payment option. Accordingly, interest increases the principal amount of the TZRC Secured Promissory Note. PIK interest is payable upon maturity of the note in April 2027, unless or until any portion or all of the TZRC Secured Promissory Note is prepaid under the prepayment option discussed below. The Company is also subject to post-default interest of an additional 2% upon occurrence of an event of default. The higher interest rate applies from the date of non-payment until such amount is paid in full. As of June 30, 2026 and December 31, 2025, the interest rate on the TZRC Secured Promissory Note was 15.25%.

The TZRC Secured Promissory Note is secured by a first priority security interest in the Company’s membership interest in TZRC. The Company is not a guarantor of the TZRC Secured Promissory Note, and there is no recourse to the Company.

The PIK interest for the three months ended June 30, 2026 and 2025 was $1.4 million and $3.4 million, respectively. The PIK interest for the six months ended June 30, 2026 and 2025 was $3.2 million and $6.6 million, respectively. During the six months ended June 30, 2026, the Company made principal payments of $17.7 million on the TZRC Secured Promissory Note. As of June 30, 2026, approximately $35.1 million of principal and PIK interest, exclusive of a $0.3 million discount, was outstanding under the TZRC Secured Promissory Note, with payment of principal and PIK interest due upon the first to occur of (a) the date that is five years from origination on April 8, 2022, (b) the date of any event of dissolution of TZRC, and (c) the date of the closing of certain events specified in TZRC’s governing documents.

Coatue Note (convertible note)

On June 21, 2024, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Coatue Tactical Solutions Lending Holdings AIV 3 LP (the “Coatue Fund”), and a subsidiary of the Company (the “Guarantor”) providing for the purchase and sale of a convertible note (the “convertible note”) in the principal amount of $150.0 million (such amount, together with any PIK interest accrued from time to time, the “Accreted Principal Amount”). The convertible note was a senior unsecured obligation of the Company and guaranteed by the Guarantor pursuant to a Guaranty Agreement. On June 28, 2024, the Company issued the convertible note to the Coatue Fund (the “Coatue Note”).

The convertible note bore interest at a rate of 8.00% per year, payable quarterly in arrears on each March 31, June 30, September 30, and December 31, commencing September 30, 2024. Interest could be PIK or paid in cash, at the Company’s option. The convertible note had an initial term of five years and could be extended, at the Company’s option, for up to three additional one-year terms. At maturity (unless earlier converted, redeemed, or repurchased), the Company would have been required to pay the Coatue Fund the Accreted Principal Amount, together with any accrued and unpaid interest thereon.

During the term of the convertible note, the convertible note was convertible from time to time, in whole or in part, into shares of the Company’s common stock at the option of the Coatue Fund. The initial conversion price of the convertible note was $16.395 per share of common stock, subject to certain anti-dilution adjustments.

The Coatue Fund had the right to require the Company to repurchase all, but not less than all, of the convertible note upon a change of control or a delisting on a U.S. stock exchange. If the implied valuation of such event was at least $11.50 per share of the Company’s common stock, the mandatory redemption price would have been 150% of the original principal amount of the convertible note (“Contingent Repurchase Right”), and if the implied valuation of such event was less than $11.50 per share of the Company’s common stock, the redemption price would have been equal to the Accreted Principal Amount, together with any accrued and unpaid interest as of the redemption date.

Beginning on the two-year anniversary of the convertible note’s issuance and continuing until its maturity, the Company would have had the right, from time to time, to redeem all or any portion of the convertible note for a redemption price equal to 100% of the Accreted Principal Amount, together with any accrued and unpaid interest as of the redemption date if (i) the closing price of the Company’s common stock equaled or exceeded 150% of the then-applicable conversion price for a specified period of time and (ii) there was an effective registration statement covering the resale of any shares of the Company’s common stock issued upon conversion of the convertible note or, in the alternative, the shares of the Company’s common stock issuable pursuant to the convertible note to the extent the Coatue Fund converted at the time were freely tradable by the Coatue Fund pursuant to Rule 144 under the U.S. Securities Act of 1933, as amended (including without any restriction on volume), subject to a daily redemption limitation such that the number of shares of the Company’s common stock into which the Accreted Principal Amount to be redeemed would be converted did not exceed, after giving effect to such conversion, 100% of the average daily trading volume of the Company’s common stock calculated over a specified period of time.

The Purchase Agreement included certain representations, warranties, and covenants, including limitations on the ability of the Company and the Guarantor to incur indebtedness, make certain restricted payments and investments, and enter into affiliate transactions, subject to certain exceptions enumerated in the Purchase Agreement. The Company could consummate a transaction restricted by the foregoing covenants without the Coatue Fund’s consent, so long as it substantially concurrently and as a condition thereto repurchased the convertible note in full from the Coatue Fund for an amount in cash equal to the greater of (i) 120% of the original principal amount of the convertible note and (ii) the Accreted Principal Amount, plus accrued and unpaid interest to the date of such repurchase. The Purchase Agreement also set forth certain standard events of default upon which the convertible note could be declared immediately due and payable.

As described in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives, the Company identified and separated an embedded derivative, the Contingent Repurchase Right, from the convertible note. The remaining debt host contract was discounted by the initial fair value of the separated embedded derivative from the convertible note of nil and was offset by issuance costs. The debt host contract of the convertible note was subsequently measured at amortized cost, and the debt discount and issuance costs were amortized to interest expense over the expected term of the host contract using the effective interest method. The convertible note had an effective interest rate of 8.24% and its contractual interest expense was $1.3 million and $4.5 million for the three and six months ended June 30, 2026, respectively. The amortization of debt discount and issuance costs for the three and six months ended June 30, 2026 was nil and $0.1 million, respectively. The fair value of the convertible note was estimated using the same method and inputs as the separated embedded derivative from the convertible note as disclosed in Note 10. Derivatives. The Company determined that the convertible note was a Level 3 liability given an unobservable input was included in its valuation. The separated embedded derivative from the convertible note was initially recorded at nil. See Note 10. Derivatives for a discussion of the separated embedded derivative from the convertible note.

In May 2026, the Coatue Fund converted the full Accreted Principal Amount of the Coatue Note of $159.3 million into 9,715,476 shares of the Company’s common stock at the original conversion price of $16.395 per share. Accrued and unpaid interest through the conversion date of $1.3 million, together with a de minimis amount in lieu of a fractional share, was paid in cash. Upon conversion, the Company (1) derecognized the net carrying amount of the convertible note of $158.6 million and the related separated embedded derivative from the convertible note of nil and (2) recorded $158.5 million to additional paid-in capital and $0.1 million to common stock in connection with the issuance of the shares of the Company’s common stock. As of June 30, 2026, there was no outstanding principal amount, unamortized debt discount and issuance costs, or net carrying amount related to the Coatue Note.

River Bend Notes

On April 30, 2026, Hut 8 DC LLC (“Hut 8 DC”), an indirect wholly owned subsidiary of the Company, issued $3.25 billion aggregate principal amount of 6.192% senior secured notes due November 15, 2042 (the “River Bend Notes”) in a private offering. The River Bend Notes were issued at par.

Interest on the River Bend Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026. Scheduled principal payments commence on May 15, 2028 and continue semi-annually through maturity. The River Bend Notes may be redeemed before their par call date of May 15, 2042 at a make-whole redemption price and thereafter at 100% of the principal amount, in each case plus accrued and unpaid interest. Upon the occurrence of certain events, including a qualifying change of control, Hut 8 DC may be required to offer to repurchase the River Bend Notes.

Gross proceeds from the issuance were $3.25 billion and debt issuance costs were $54.0 million. The proceeds are being used to (1) finance a portion of the development and construction of a 245 MW critical IT capacity data center and related substation infrastructure at the Company’s River Bend site in St. Francisville, Louisiana, (2) reimburse the Company for a portion of its prior equity contributions to Hut 8 DC used to fund the project, (3) fund debt service reserves, and (4) pay fees and expenses of the offering. The data center is leased in its entirety to Fluidstack USA IV Inc. (“Fluidstack”) and rent payable under the lease is the principal source of cash flow expected to service the River Bend Notes. The lease agreement is supported by a financial backstop provided by Google LLC for rent payments and certain other financial obligations thereunder.

The River Bend Notes are secured by first-priority liens on substantially all assets of Hut 8 DC, including the applicable project accounts, and by a pledge of the equity interests in Hut 8 DC. The River Bend Notes are obligations solely of Hut 8 DC and are not guaranteed by the Company, the tenant, or the lease guarantor.

The indenture governing the River Bend Notes contains customary restrictive covenants and requires Hut 8 DC to maintain certain project accounts, including a debt service reserve account. Proceeds held in project accounts for construction and debt service are included in restricted cash and cash equivalents on the Company’s Unaudited Condensed Consolidated Balance Sheets.

As of June 30, 2026, the aggregate principal balance of the River Bend Notes was $3.25 billion. Unamortized debt issuance costs were $53.4 million, resulting in a net carrying amount of $3.20 billion. The debt issuance costs are being amortized over the term of the River Bend Notes using the effective interest method. As of June 30, 2026, the effective interest rate on the River Bend Notes was 6.41% and the estimated fair value was $3.30 billion, determined using Level 2 inputs. The River Bend Notes are carried at amortized cost.

Beacon Point Notes

On June 9, 2026, Beacon Point DC LLC (“Beacon Point DC”), an indirect wholly owned subsidiary of the Company, issued $4.25 billion aggregate principal amount of 6.129% senior secured notes due November 30, 2042 (the “Beacon Point Notes”) in a private offering. The Beacon Point Notes were issued at par.

Interest on the Beacon Point Notes is payable semi-annually in arrears on May 30 and November 30 of each year, beginning on November 30, 2026. Scheduled principal payments commence on May 30, 2030 and continue semi-annually through maturity. The Beacon Point Notes may be redeemed before the applicable par call date of May 30, 2042 at a make-whole redemption price and thereafter at 100% of the principal amount, in each case plus accrued and unpaid interest. Upon the occurrence of certain events, including a qualifying change of control, Beacon Point DC may be required to offer to repurchase the Beacon Point Notes.

Gross proceeds from the issuance were $4.25 billion and debt issuance costs were $46.4 million. The proceeds are being used to (1) finance the development and construction of a 352 MW critical IT capacity data center and related substation infrastructure at the Company’s Beacon Point site in Nueces County, Texas, (2) fund the debt service reserves, and (3) pay fees and expenses of the offering. The data center is leased in its entirety to a high-investment-grade company under a triple-net lease. Rent payable under the lease is expected to be the principal source of cash flow used to service the Beacon Point Notes.

The Beacon Point Notes are secured by first-priority liens on substantially all assets of Beacon Point DC, including the applicable project accounts, and by a pledge of the equity interests in Beacon Point DC. The Beacon Point Notes are obligations solely of Beacon Point DC and are not guaranteed by the parent company, the tenant, or any of their respective subsidiaries or affiliates.

The indenture governing the Beacon Point Notes contains customary restrictive covenants and requires Beacon Point DC to maintain certain project accounts, including a debt service reserve account. Proceeds held in project accounts for construction and debt service are included in restricted cash and cash equivalents on the Company’s Unaudited Condensed Consolidated Balance Sheets.

As of June 30, 2026, the aggregate principal balance of the Beacon Point Notes was $4.25 billion. Unamortized debt issuance costs were $46.2 million, resulting in a net carrying amount of $4.20 billion. The debt issuance costs are being amortized over the term of the Beacon Point Notes using the effective interest method. As of June 30, 2026, the effective interest rate on the Beacon Point Notes was 6.27% and the estimated fair value was $4.30 billion, determined using Level 2 inputs. The Beacon Point Notes are carried at amortized cost.

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

As of June 30, 2026, solely for the purposes of estimating the fair value of the SAFE agreement, the Company estimated an equity conversion probability of 85% within 12 months and a SAFE agreement liquidity event probability of 15% within 12 months. The Company also included the following inputs in estimating the fair value of the SAFE agreement using the PWERM:

June 30, 2026
Risk-free interest rate	3.80% – 4.00%
Credit spread	18.60%

The following table provides a summary of activity and change in fair value of the SAFE agreement (Level 3 liability):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands)	2026	2025	2026	2025
Balance, beginning of period	$3,205	$2,361	$2,544	$—
Additions	—	—	—	3,500
Change in fair value	98	181	759	(958)
Balance, end of period	$3,303	$2,542	$3,303	$2,542

Note 10. Derivatives

The following table presents the Company’s Unaudited Condensed Consolidated Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		June 30, 2026		December 31, 2025
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin redemption and put options	Derivative assets	$180,013	$—	$117,402	$—
Warrant liability	Warrant liability	—	55	—	146
Total derivatives		$180,013	$55	$117,402	$146

The following table presents the effect of derivatives on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income:

		Three Months Ended		Six Months Ended
(in USD thousands)		June 30,		June 30,
Derivative	Statement of Operations Line	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Bitcoin redemption and put options	Gain (loss) on derivatives	$18,315	$(18,301)	$59,132	$(14,980)
Covered call options	Gain (loss) on derivatives	—	(102)	—	17,439
Warrant liability	Gain on warrant liability	22	—	91	—
Total derivatives		$18,337	$(18,403)	$59,223	$2,459

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

As part of the 2025 ABTC Bitmain Purchase Agreement, in August, September, and October 2025, American Bitcoin pledged Bitcoin with Bitmain in connection with a purchase of approximately 17,280 U3S21EXPH ASIC miners. The total amount of Bitcoin pledged was approximately 2,776 Bitcoin. American Bitcoin pledged the Bitcoin in four tranches, two tranches in August 2025, one tranche in September 2025, and one tranche in October 2025. American Bitcoin has the option to redeem the pledged Bitcoin at a mutually agreed upon price starting from and for up to twenty-four months after the day immediately following each pledge date and loses the right to redeem the pledged Bitcoin should it not redeem them by the end of the redemption period. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives. As part of the purchase of the U3S21EXPH ASIC miners, the Company paid cash of approximately $46.0 million as a deposit and for certain expenses. American Bitcoin had an option to replace the $46.0 million cash paid with a Bitcoin pledge on or before November 5, 2025. In October 2025, American Bitcoin exercised its option to replace the $46.0 million cash paid with a Bitcoin pledge by pledging an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded the Company’s $46.0 million comprising the deposit and certain expenses.

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

The following table provides a summary of activity and change in fair value of the Company’s Bitcoin redemption and put options during the periods in which the instruments were classified within Level 3 of the fair value hierarchy. There was no Level 3 activity related to these instruments during the three and six months ended June 30, 2026, or the three months ended June 30, 2025.

Six Months Ended
June 30,
(in USD thousands)	2025
Balance, beginning of period	$18,076
Transfer out of Level 3 (1)	(18,076)
Balance, end of period	$—
(1)	The Bitcoin redemption and put options were transferred out of Level 3 during the six months ended June 30, 2025 due to changes in the observability of inputs used in the valuation

Covered call options

As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives, from time to time, the Company has sold covered call options on Bitcoin to generate cash flow on a portion of its digital assets. In connection with these covered call options, the Company pledged Bitcoin as collateral with one of its digital asset custodians, in a quantity equal to the notional amount, for these covered call options sold. The collateral is returned to the Company should the covered call options expire with the underlying reference price below their strike price. The covered call options are only exercisable upon the date of expiry, are automatically exercised if the underlying reference price is greater than the strike price of the call option, and are settled with delivery of the underlying Bitcoin. The reference price is the Coinbase exchange Bitcoin price quoted in U.S. dollars. Covered call options were carried at fair value and were Level 2 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement. During the six months ended June 30, 2025, (1) covered call options on 1,500 Bitcoin notional expired with the underlying reference price below their strike prices, and the Company recorded a gain of $12.1 million; (2) the Company rolled a covered call option on 500 Bitcoin notional for a covered call option on the same Bitcoin notional by exchanging its previously outstanding call option for a new call option, and as a result of the roll, received $0.8 million in cash and recorded a gain of $4.2 million; and (3) the Company recorded an unrealized gain of $1.1 million related to changes in the fair value of outstanding covered call options. As of June 30, 2026, the Company had no covered call options outstanding.

Separated embedded derivative from the convertible note

In June 2024, as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives and Note 9. Loans, notes payable, and other financial liabilities, the Company issued a convertible note, the Coatue Note, with embedded derivatives and separated the Contingent Repurchase Right embedded derivative. The separated embedded derivative from the convertible note was separated from its debt host contract and was accounted for as a derivative liability carried at fair value in accordance with ASC 815. As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement, the separated embedded derivative from the convertible note was a Level 3 liability. A significant unobservable input included in the fair value estimate of the separated embedded derivative from the convertible note was management’s estimate of the Contingent Repurchase Right’s probability of occurrence, which was remote as at inception and throughout the term of the convertible note. As such, the initial fair value of the separated embedded derivative from the convertible note was nil and the fair value immediately before the debt host contract was converted was nil. Given the debt host contract was converted into shares of common stock of the Company in May 2026, the separated embedded derivative from the convertible note was also derecognized concurrently.

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

In connection with the ABTC Merger, warrants to purchase Gryphon common stock (the “ABTC-Gryphon Warrants”) outstanding immediately before the ABTC Merger were assumed by American Bitcoin. Post-ABTC Merger, the warrant holders are entitled to receive, upon exercise, in lieu of Gryphon common stock, shares of Class A common stock of American Bitcoin. The ABTC-Gryphon Warrants have an exercise price of $1.50 per share after giving effect to the ABTC Merger and the ABTC Reverse Stock Split (as defined in Note 12. Equity), neither of which resulted in an adjustment to the exercise price. These warrants expire in January 2035.

In connection with the ABTC Merger, American Bitcoin assumed 91,551 ABTC-Gryphon Warrants. As of June 30, 2026, there were 5,947 ABTC-Gryphon Warrants outstanding. These warrant quantities reflect the effect of the ABTC Reverse Stock Split; see Note 12. Equity for additional information.

The ABTC-Gryphon Warrants meet the definition of a derivative under ASC 815, and due to the terms of the warrants, are required to be liability classified. The ABTC-Gryphon Warrant liabilities are carried at fair value, and are Level 3 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements.

As of June 30, 2026, the Company estimated the fair value of the ABTC-Gryphon Warrant liability using the Black-Scholes pricing model with the following inputs:

June 30, 2026
Exercise price	$1.50
Expected price volatility	120.00%
Risk-free interest rate	4.32%
Expected term (in years)	8.50
Dividend yield	—%

The following table provides a summary of activity and change in fair value of the ABTC-Gryphon warrant liability (Level 3 derivative liability), and there was no activity during the three and six months ended June 30, 2025:

	Three Months Ended	Six Months Ended
(in USD thousands)	June 30, 2026	June 30, 2026
Balance, beginning of period	$77	$146
Change in fair value	(22)	(91)
Balance, end of period	$55	$55

Note 11. Leases

The Company’s operating leases are for its offices and certain of its mining facilities and data centers. The Company’s subsidiaries previously had finance leases, which were primarily related to equipment used at its data centers and the power plant located in Iroquois Falls, Ontario under the Far North JV. As of December 31, 2025, the Company classified the right-of-use asset and lease liability related to the finance lease as assets and liabilities held for sale due to the Far North JV sale described in Note 3. Far North JV sale. The Company does not have any finance leases as of June 30, 2026.

The following table shows the right-of-use assets and lease liabilities as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in USD thousands)	2026	2025
Right-of-use assets:
Operating leases	$29,548	$18,496
Total right-of-use assets	$29,548	$18,496

Lease liabilities:
Operating leases	$30,402	$19,170
Total lease liabilities	$30,402	$19,170

The Company no longer has a finance lease as of June 30, 2026 due to the sale of the Far North JV as noted in Note 3. Far North JV sale.

The Company’s lease costs comprised the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands)	2026	2025	2026	2025
Operating leases
Operating lease cost	$1,429	$1,275	$2,623	$2,478
Variable lease cost	240	242	480	479
Operating lease expense	1,669	1,517	3,103	2,957
Short-term lease expense	150	200	315	283
Total operating lease expense	1,819	1,717	3,418	3,240
Finance leases
Amortization of financed assets	—	1,471	—	2,897
Interest on lease obligations	—	641	181	1,292
Total finance lease expense	—	2,112	181	4,189
Total lease expense	$1,819	$3,829	$3,599	$7,429

The following table presents supplemental lease information:

	Six Months Ended
	June 30,
(in USD thousands)	2026	2025
Operating cash outflows – operating leases	$2,573	$2,512
Operating cash outflows – finance leases	$183	$425
Financing cash outflows – finance leases	$957	$970

Right-of-use assets obtained in exchange for operating lease liabilities	$13,131	$197

	As of
	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term – operating leases (in years)	6.8	8.2
Weighted-average remaining lease term – finance leases (in years)	—	3.1
Weighted-average discount rate(1) – operating leases	10.6%	11.7%
Weighted average discount rate – finance leases	—%	10.0%
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

The following table presents the Company’s future minimum operating lease payments as of June 30, 2026:

Operating
(in USD thousands)	Leases
Remainder of 2026	$3,828
2027	7,509
2028	7,253
2029	6,350
2030	5,021
Thereafter	14,052
Total undiscounted lease payments	44,013
Less present value discount	(13,611)
Present value of operating lease liabilities	$30,402

As of June 30, 2026, there were no future finance lease payments.

Note 12. Equity

Authorized shares

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 1,000,000,000 shares of common stock, par value of $0.01 per share, and 25,000,000 shares of preferred stock, par value of $0.01 per share.

Common stock

At-the-Market Offering and Stock Repurchase Programs

On December 4, 2024, the Company entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program (the “2024 ATM”), allowing the Company to offer and sell up to $500.0 million of its common stock from time to time. Concurrently, the Company launched a $250.0 million stock repurchase program. Under Canadian law, the number of shares the Company can repurchase through July 20, 2027 is 6,159,439 shares (representing approximately 5.0% of the Company’s issued and outstanding common stock as of July 20, 2026). During the six months ended June 30, 2025, the Company issued and sold 4,205,019 shares of its common stock under the 2024 ATM for gross proceeds of $113.1 million, incurred issuance costs of $1.1 million, and repurchased nil shares of its common stock under the stock repurchase program.

On August 22, 2025, the Company established a $1.0 billion at-the-market equity program (the “2025 ATM”), which replaced the 2024 ATM. During the six months ended June 30, 2026, the Company issued and sold 2,101,363 shares of its common stock under the 2025 ATM for gross proceeds of $120.9 million and incurred issuance costs of $0.8 million.

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

The warrants assumed in the Business Combination expire on September 17, 2026.

Transactions involving the Company’s equity-classified warrants are summarized as follows:

		Weighted average	Weighted average
	Number of	exercise price	remaining contractual
(in thousands, except share and per share amounts)	shares	(per share)	life (in years)
Outstanding as of December 31, 2025	1,895	$53.45	0.7
Outstanding as of June 30, 2026	1,895	$53.45	0.2

American Bitcoin reverse stock split and non-controlling interest

On July 2, 2026, American Bitcoin effected a 1-for-15 reverse stock split of its issued and outstanding Class A and Class B common stock (the “ABTC Reverse Stock Split”). The ABTC Reverse Stock Split affected all American Bitcoin stockholders uniformly and did not alter any stockholder’s percentage ownership interest or proportionate voting power in American Bitcoin’s equity, except for de minimis changes as a result of the elimination of fractional shares. No fractional shares were issued in connection with the ABTC Reverse Stock Split. Unless otherwise indicated, these Unaudited Condensed Consolidated Financial Statements retroactively reflect the ABTC Reverse Stock Split, including its effect on the quantities of American Bitcoin common stock, warrants assumed by American Bitcoin (and their exercise prices, as applicable), and restricted stock units issued by American Bitcoin.

During the six months ended June 30, 2025, Historical ABTC entered into a Common Stock Purchase Agreement (the “ABTC Purchase Agreement”) for a private placement (the “Private Placement”) with certain accredited investors (collectively, the “Purchasers”). Pursuant to the ABTC Purchase Agreement, Historical ABTC agreed to sell and issue to the Purchasers shares of its Class A common stock for gross proceeds of $200.0 million (up to maximum gross proceeds of $250.0 million to satisfy oversubscriptions). The closing of the Private Placement occurred on June 27, 2025. At the closing, Historical ABTC sold and issued 11,002,954 shares of its Class A common stock (10,635,825 shares of Class A common stock of American Bitcoin post-ABTC Merger exchange ratio of 14.4995 and ABTC Reverse Stock Split) for aggregate gross proceeds in cash and Bitcoin (as described below) of $220.1 million, and aggregate net proceeds of approximately $215.3 million after deducting certain fees and expenses incurred in connection with the Private Placement, including aggregate commissions of $4.8 million. $10.0 million worth of Historical ABTC Class A common stock was sold for consideration of Bitcoin in lieu of cash at an exchange rate of one Bitcoin to $104,000. Accordingly, the Company recorded $122.6 million to additional paid-in capital, representing the portion of the Private Placement attributable to the Company, and $92.7 million to non-controlling interest, representing the portion attributable to the non-controlling interest.

On September 3, 2025, American Bitcoin entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program (the “American Bitcoin 2025 ATM”), allowing American Bitcoin to offer and sell up to $2.1 billion of its shares of Class A common stock from time to time. During the six months ended June 30, 2026, American Bitcoin issued and sold 7,755,671 shares of its Class A common stock under the American Bitcoin 2025 ATM for gross proceeds of $144.7 million and incurred issuance costs of $0.6 million. As a result, the Company recorded $38.7 million to additional paid-in capital, representing the portion of the shares of American Bitcoin Class A common stock sold under the American Bitcoin 2025 ATM attributable to the Company, and $105.4 million to non-controlling interest, representing the portion attributable to the non-controlling interest.

During the six months ended June 30, 2026, American Bitcoin issued shares of its Class A common stock to third parties, as disclosed above in this note, thereby reducing the Company’s ownership percentage in American Bitcoin. The Company continues to maintain control of American Bitcoin after these share issuances, and the issuances were accounted for as equity transactions under FASB ASC Topic 810, Consolidation (“ASC 810”). These share issuances by American Bitcoin are also accounted for under FASB ASC Topic 740, Income Taxes (“ASC 740”) by assessing the deferred tax consequences of the outside basis difference. The tax impact of the difference between the fair value of the consideration received and the amount by which the non-controlling interest is adjusted is recognized in equity. Accordingly, the Company recorded $9.1 million as a deferred tax liability, with the offset recognized in additional paid-in capital. No gain or loss was recognized.

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

The following table summarizes the effect of changes in ownership of American Bitcoin and the Far North JV on equity attributable to the Company for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands)	2026	2025	2026	2025
Net (loss) income attributable to Hut 8 Corp.	$(150,191)	$137,312	$(370,040)	$3,423
Additional paid-in capital:
Increase in additional paid-in capital from the issuance of Class A common stock by Historical ABTC and or American Bitcoin, net of issuance costs	6,208	122,556	38,708	122,556
Decrease in additional paid-in capital from the issuance of Class A common stock by American Bitcoin – restricted stock unit settlements	(646)	—	(646)	—
Decrease in additional paid-in capital from deferred income tax on American Bitcoin – equity transactions	(560)	—	(9,099)	—
Decrease in additional paid-in capital from the exercise of Penny Warrants issued by the Far North JV	—	—	(283)	—
Decrease in additional paid-in capital from the non-controlling interest acquisition prior to the sale of the Far North JV	—	—	(7,815)	—
Changes from net (loss) income attributable to Hut 8 Corp. and total effect of changes in ownership of American Bitcoin and the Far North JV on equity attributable to Hut 8 Corp.	$(145,189)	$259,868	$(349,175)	$125,979

ABTC-Akerna Warrants

In connection with the ABTC Merger on September 3, 2025, warrants to purchase shares of Gryphon common stock originally issued by and assumed from Akerna Corp. (the “ABTC-Akerna Common Warrants”) and warrants issued to underwriters to purchase shares of Gryphon common stock originally issued by and assumed from Akerna Corp. (the “ABTC-Akerna Underwriter Warrants” and, collectively with the ABTC-Akerna Common Warrants, the “ABTC-Akerna Warrants”) outstanding immediately before the ABTC Merger were assumed by American Bitcoin. Post-ABTC Merger, the warrant holders are entitled to receive, upon exercise, in lieu of Gryphon common stock, American Bitcoin Class A common stock, at an exchange ratio of 0.2000 and at an exercise price of the exercise price immediately preceding the ABTC Merger divided by the exchange ratio of 0.2000. As a result of the ABTC Reverse Stock Split, the number of shares issuable upon exercise of the ABTC-Akerna Warrants was reduced on a 1-for-15 basis, and the exercise price per share was increased by a corresponding factor of 15. The ABTC-Akerna Warrants include a net share settlement clause at the discretion of the warrant holder, which may result in a variable number of shares being issued for a fixed price. The Company accounts for its ABTC-Akerna Warrants as equity instruments based on the specific terms of the relevant warrant agreements and has recorded them in additional paid-in capital in equity based on their fair value on the date of assumption. The classification of the ABTC-Akerna Warrants, including whether such instruments should be recorded as liabilities, is reassessed at the end of each reporting period. The fair value of each ABTC-Akerna Warrant was estimated on the date of assumption using the Black-Scholes pricing model.

The ABTC-Akerna Common Warrants and ABTC-Akerna Underwriter Warrants assumed in the ABTC Merger expire on July 5, 2027 and June 29, 2027, respectively.

Transactions involving the Company’s equity-classified ABTC-Akerna Warrants are summarized as follows:

		Weighted average	Weighted average
	Number of	exercise price	remaining contractual
(in thousands, except share and per share amounts)	shares	(per share)	life (in years)
Outstanding as of December 31, 2025	1,521	$555.00	1.5
Outstanding as of June 30, 2026	1,521	$555.00	1.0

Subsidiary Penny Warrants

In 2025, the Far North JV, a former consolidated subsidiary of the Company, issued 2,000,000 Penny Warrants with an exercise price of less than one penny per share. These subsidiary Penny Warrants represented approximately 10% of the Far North JV’s common stock outstanding on a non-diluted basis prior to their exercise, expired three years from issuance date, and entitled the holder to receive shares of a class of common stock of the Far North JV upon exercise. All classes of common stock of the Far North JV had equal rights to earnings on a per share basis. The Company accounted for its subsidiary’s Penny Warrants as equity instruments based on the specific terms of the subsidiary Penny Warrant agreements, and recorded them in additional paid-in capital in equity based on their fair value on issuance. The classification of the subsidiary Penny Warrants, including whether such instruments should have been recorded as liabilities, was re-assessed at the end of each reporting period while they were outstanding. The fair values of the subsidiary Penny Warrants were estimated on their dates of issuance and were approximately equal to the fair value of the shares of a class of common stock underlying the subsidiary Penny Warrants given their exercise price represented little cash consideration.

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

Transactions involving the Company’s equity-classified subsidiary Penny Warrants are summarized as follows:

	Number of	Weighted average	Aggregate	Weighted average
	shares of	exercise price	intrinsic	remaining contractual
(in USD thousands, except share and per share amounts)	Far North JV	(per share)	value	life (in years)
Outstanding as of December 31, 2025	2,000,000	$(1)	$1,823	2.1
Exercised	(2,000,000)	(1)	3,421
Outstanding as of June 30, 2026	—	$—	$—	—
(1)	Represents little cash consideration of less than a penny per share.

Accumulated other comprehensive loss

The changes in accumulated other comprehensive loss, net of tax, are as follows:

	December 31,	Net	June 30,
(in USD thousands)	2025	Change	2026
Foreign currency translation adjustment loss	$(10,432)	$(21,949)	$(32,381)
Total	$(10,432)	$(21,949)	$(32,381)

Note 13. Stock-based compensation

In connection with the Business Combination, the Company adopted the Hut 8 Corp. 2023 Omnibus Incentive Plan (as amended, the “2023 Plan”), the Hut 8 Corp. Rollover Option Plan (the “2021 Plan”), and the Hut 8 Mining Corp. Omnibus Long-Term Incentive Plan (the “2018 Plan”). Under the 2023 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, deferred stock units, other stock-based awards, and stock bonuses of the Company can be granted to employees, consultants, and directors of the Company and its affiliates. Cancelled and forfeited awards are returned to the 2023 Plan for future awards. During the quarter ended June 30, 2026, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares of common stock reserved and available for issuance under the 2023 Plan by 5,000,000 shares. Accordingly, an aggregate of 22,644,625 shares of the Company’s common stock have been authorized and registered to be issued under the 2023 Plan.

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

As of June 30, 2026, restricted stock units, deferred stock units, performance stock units, and stock options have been granted under the 2023 Plan.

The Company’s stock-based compensation expense recognized during the three and six months ended June 30, 2026 and June 30, 2025 in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands)	2026	2025	2026	2025
Stock options	$394	$3,063	$1,532	$3,243
Restricted stock units	14,207	2,072	26,566	3,365
Performance stock units	36,638	2,505	74,015	4,825
Total stock-based compensation expense recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income	$51,239	$7,640	$102,113	$11,433
Stock-based compensation capitalized in property and equipment, net	$509	$—	$615	$—

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

The market-based vest conditions of the stock options granted during March 2025 are considered “market conditions” under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), and as such, the Company used a Monte Carlo simulation model to determine the grant-date fair value of stock options with a market condition. The Monte Carlo simulation takes into account the probability that the market condition will be achieved based on predicted stock price paths of the Company in addition to the assumptions in the table below. No stock options were granted by the Company during the six months ended June 30, 2026.

Six Months Ended
June 30,
2025
Dividend yield	—%
Expected price volatility	120.00%
Risk-free interest rate	4.05%
Expected term (in years)	6.0

As of June 30, 2026, there were 192,521 unvested service-based options and 333,334 unvested service and market-based options.

A summary of stock options for the six months ended June 30, 2026 and June 30, 2025 is as follows:

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2025	2,866,678	$5.63	$115,553	6.2
Exercised	(873,267)	12.02	71,598
Forfeited, canceled, or expired	(33,661)	0.39
Outstanding as of June 30, 2026	1,959,750	$2.88	$220,609	6.0
Vested and exercisable as of June 30, 2026	1,433,895	$0.39	$164,977	6.3

				Weighted
		Weighted average		average remaining
	Number of	exercise price	Aggregate	contractual life
(in USD thousands, except share and per share amounts)	shares	(per share)	intrinsic value	(in years)
Outstanding as of December 31, 2024	2,961,929	$0.53	$59,120	7.7
Granted	1,000,000	15.00
Exercised	(355,363)	0.39	4,622
Forfeited, canceled, or expired	(68,093)	0.39
Outstanding as of June 30, 2025	3,538,473	$4.64	$49,411	6.8
Vested and exercisable as of June 30, 2025	1,897,513	$0.61	$34,139	7.2

The Company had approximately $0.1 million and $1.2 million of total unrecognized compensation expense expected to be recognized over a weighted-average remaining vesting period of approximately 0.7 years and 0.8 years related to stock options under the Hut 8 Corp. Rollover Option Plan and stock options under the 2023 Plan, respectively, as of June 30, 2026. The Company had approximately $0.3 million and $6.4 million of total unrecognized compensation expense expected to be recognized over a weighted-average remaining vesting period of approximately 1.0 years and 0.9 years related to stock options under the Hut 8 Corp. Rollover Option Plan and stock options under the 2023 Plan, respectively, as of June 30, 2025.

No stock options were granted during the six months ended June 30, 2026. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2025 was $9.44 per share.

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

For restricted stock units under the 2023 Plan, stock-based compensation expense related to share-settled restricted stock units is based on the fair value of the Company’s common stock on the date of grant. For restricted stock units under the 2018 Plan, the stock-based compensation expense is based on the fair value of the Company’s common stock on the date of the consummation of the Business Combination. The Company recognizes stock-based compensation expense associated with such share-settled restricted stock unit awards on a graded basis over the awards’ service-based vesting tranches. Share-settled restricted stock unit awards generally vest in equal annual or quarterly installments over a three- or four-year period or vest by certain dates for non-employee directors and certain employees (unless accelerated in connection with a change in control event under specified conditions as set forth in the applicable restricted stock unit agreement or otherwise in accordance with provisions of the award’s governing plan or applicable agreement).

The following table presents a summary of the activity of the service-based restricted stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2025	3,385,210	$39.22	$155,517
Granted	351,877	73.85
Vested	(409,095)	14.46	30,877
Forfeited	(51,829)	28.79
Unvested as of June 30, 2026	3,276,163	$46.20	$378,217

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2024	1,141,453	$10.62	$23,388
Granted	495,540	12.64
Vested	(379,733)	9.91	5,873
Forfeited	(154,934)	13.04
Unvested as of June 30, 2025	1,102,326	$11.43	$20,503

The Company had approximately $118.1 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan that are settleable in shares of common stock of the Company as of June 30, 2026, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.1 years. The Company had approximately $7.1 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan and 2018 Plan that are settleable in shares of common stock of the Company as of June 30, 2025, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.3 years.

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

The following table presents a summary of the activity of the deferred stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Vested and outstanding as of December 31, 2025	73,954	$9.72	$3,397
Vested and outstanding as of June 30, 2026	73,954	$9.72	$8,538

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Vested and outstanding as of December 31, 2024	73,954	$9.72	$1,515
Vested and outstanding as of June 30, 2025	73,954	$9.72	$1,376

There was no remaining unrecognized compensation expense related to deferred stock units as of June 30, 2026 and June 30, 2025.

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

During the six months ended June 30, 2026, the Company granted 334,215 performance stock units to employees with an approximately three-year service period and performance-based vest conditions as follows: one third of units are eligible to vest for each of the three performance conditions and the three payout tiers for each performance condition are 80%, 100%, or 300% of the units eligible to vest, with linear interpolation between 100% and 300% on the first and second of the three performance conditions noted below. The three performance conditions are as follows: (1) the Company enters into agreements to commercialize new facilities based on the achievement of certain target levels for the energy capacity of such commercialized sites, (2) the Company achieves certain earnings targets, and (3) a Company site achieves certain operational milestones.

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

The following table presents a summary of the activity of the performance stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2025	4,556,934	$53.16	$317,062
Granted	334,215	114.79
Forfeited	(52,815)	13.78
Unvested as of June 30, 2026	4,838,334	$57.85	$792,364

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2024	1,602,609	$17.56	$65,675
Granted	1,114,060	17.69
Forfeited	(48,517)	12.37
Unvested as of June 30, 2025	2,668,152	$17.71	$75,086

As of June 30, 2026 and June 30, 2025, unrecognized stock-based compensation expense related to the Company’s performance stock units with market-based vest conditions and performance-based vest conditions considered probable of vesting was $139.8 million and $32.1 million, respectively, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.1 years and 2.0 years, respectively.

American Bitcoin stock-based compensation

The stock-based award information presented below gives effect to the 1-for-15 ABTC Reverse Stock Split effected on July 2, 2026 by American Bitcoin. See Note 12. Equity for further information on the ABTC Reverse Stock Split.

In connection with the ABTC Merger on September 3, 2025, American Bitcoin adopted the Amended and Restated American Bitcoin Corp. 2025 Omnibus Incentive Plan (the “ABTC 2025 Plan”), which amended and restated the predecessor Gryphon Digital Mining, Inc. 2024 Omnibus Incentive Plan. The ABTC 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance grants, and other stock-based awards to employees, consultants, and directors of American Bitcoin and its affiliates. As of the ABTC 2025 Plan’s effective date, 12,130,948 shares of the American Bitcoin common stock were reserved for issuance under the ABTC 2025 Plan, subject to an annual automatic increase on each January 1 from 2026 through 2035, equal to the lesser of (a) the excess of 20% of American Bitcoin’s fully diluted shares outstanding as of the preceding December 31 over the shares then reserved under the ABTC 2025 Plan, and (b) such number as determined by American Bitcoin’s board of directors. Shares subject to awards that are cancelled and forfeited, and shares returned through certain other mechanisms, are returned to the share reserve and become available for future grants.

The following table presents a summary of the activity of the American Bitcoin restricted stock units:

		Weighted average
	Number of	grant-date	Aggregate
(in USD thousands, except share and per share amounts)	units	fair value	intrinsic value
Unvested as of December 31, 2025	—	$—	$—
Granted	181,493	16.00
Vested	(52,944)	15.30	649
Unvested as of June 30, 2026	128,549	$16.29	$1,313

As of June 30, 2026, unrecognized stock-based compensation expense related to the American Bitcoin restricted stock units was $1.8 million, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.7 years.

Note 14. Net (loss) income per share of common stock

Basic and diluted net (loss) income per share attributable to common stockholders is computed as described in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Net (loss) income per share attributable to common stockholders.

The following table presents potentially dilutive securities that were not included in the computation of diluted net (loss) income per share of common stock as their inclusion would have been anti-dilutive and/or their issuance upon satisfying a contingency, if applicable, was not satisfied or deemed satisfied as of period end:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options (1)	1,959,750	1,000,000	1,959,750	1,000,000
Restricted stock units	3,276,163	43,077	3,276,163	95,473
Deferred stock units	73,954	—	73,954	—
Performance stock units (2)	4,838,334	1,096,707	4,838,334	1,096,707
Warrants	1,895	1,895	1,895	1,895
Convertible note and separated embedded derivative from the convertible note	—	—	—	9,715,476
Total	10,150,096	2,141,679	10,150,096	11,909,551
(1)

1,000,000 stock options with market-based vest conditions that were outstanding during the three and six months ended June 30, 2025 were not included in the computation of diluted net (loss) income per share of common stock given their market-based vest conditions were not met if the reporting period end was deemed the end of the stock options’ performance period for FASB ASC Topic 260, Earnings Per Share (“ASC 260”) purposes.

(2)

749,844 performance stock units with performance-based vest conditions that were outstanding during the three and six months ended June 30, 2025 were not included in the computation of diluted net (loss) income per share of common stock given their performance-based vest conditions were not met if the reporting period end was deemed the end of the awards’ vest period for ASC 260 purposes.

The following is a reconciliation of the numerator and denominator of the basic and diluted net (loss) income per share of common stock computations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to Hut 8 Corp.	$(150,191)	$137,312	$(370,040)	$3,423
Subsidiary Penny Warrant adjustment to net (loss) income attributable to Hut 8 Corp.(1)	—	195	(51)	285
Net (loss) income attributable to Hut 8 Corp. – basic	$(150,191)	$137,507	$(370,091)	$3,708

Effect of dilutive shares on net (loss) income:
Effect of convertible note and separated embedded derivative from the convertible note, net of tax	—	2,366	—	—
Effect of subsidiary warrant liability (ABTC-Gryphon Warrants) on net (loss) income attributable to Hut 8 Corp. – diluted (2)	(15)	—	(69)	—
Net (loss) income attributable to Hut 8 Corp. – diluted	$(150,206)	$139,873	$(370,160)	$3,708

Denominator:
Weighted average shares of common stock outstanding – basic	118,483,238	104,246,041	114,794,476	103,554,237
Dilutive impact of outstanding equity awards	—	5,245,650	—	5,515,971
Dilutive impact of convertible note	—	9,527,070	—	—
Weighted average shares of common stock outstanding – diluted	118,483,238	119,018,761	114,794,476	109,070,208
Net (loss) income per share of common stock:
Basic attributable to Hut 8 Corp. (3)	$(1.27)	$1.32	$(3.22)	$0.04
Diluted attributable to Hut 8 Corp.(4)	$(1.27)	$1.18	$(3.22)	$0.03
(1)

Calculated as the difference between the Far North JV’s, a former consolidated subsidiary that issued Penny Warrants, net income (loss) attributable to Hut 8 Corp. under ASC 260 inclusive of the impact of the Penny Warrants less the Far North JV’s net income (loss) attributable to Hut 8 Corp.

(2)

Calculated as the net adjustment from (i) subsidiary warrant liability fair value remeasurement from ABTC-Gryphon Warrants, net of tax and (ii) the adjustment of subsidiary ABTC-Gryphon Warrants to net (loss) income attributable to Hut 8 Corp. – diluted

(3)	Calculated as net (loss) income attributable to Hut 8 Corp. – basic, divided by weighted average shares of common stock outstanding – basic
(4)	Calculated as net (loss) income attributable to Hut 8 Corp. – diluted, divided by weighted average shares of common stock outstanding – diluted

Note 15. Income taxes

For the six months ended June 30, 2026, the Company determined that the estimated annual effective tax rate could not be reliably estimated and, accordingly, computed its tax provision using the discrete method, treating the year-to-date period as if it were an annual period. For the six months ended June 30, 2025, the Company computed its tax provision using the estimated annual effective tax rate method.

For the three months ended June 30, 2026, the Company’s income tax benefit and effective tax rate were $31.5 million and 15.1%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to the impact of the IRC Section 162(m) limitation on the deductibility of certain employee compensation. For the three months ended June 30, 2025, the Company’s income tax expense and effective tax rate were $27.6 million and 16.7%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to a non-taxable portion of gains on digital assets and Subpart F income.

For the six months ended June 30, 2026, the Company’s income tax benefit and effective tax rate were $80.4 million and 15.7%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to the tax on the gain on the sale of the Far North JV and the impact of the IRC Section 162(m) limitation on the deductibility of certain employee compensation. For the six months ended June 30, 2025, the Company’s income tax expense and effective tax rate were $7.4 million and 70.0%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to non-taxable portion of gains on digital assets, Subpart F income, and American Bitcoin non-deductible asset contribution costs.

The Company is subject to U.S. federal income taxes as well as income taxes in various state jurisdictions and in Canada. The Company’s tax returns for tax years beginning 2021 remain subject to potential examination by the taxing authorities.

Note 16. Concentrations

The Company has only mined Bitcoin during the three and six months ended June 30, 2026 and June 30, 2025. Therefore, 100% of the Company’s ASIC compute revenue within its Compute segment is related to one digital asset. The Company used two mining pool operators during the three and six months ended June 30, 2026 and June 30, 2025.

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

Legal and regulatory matters

The Company and its subsidiaries are subject at times to various claims, lawsuits, and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits, and proceedings. Some of these claims, lawsuits, and proceedings seek damages, including consequential, exemplary, or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits, and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance or elects not to purchase such insurance, the Company may establish an accrual for such loss, retention, or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying Unaudited Condensed Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that any material loss will result from any claims, lawsuits, and proceedings to which the Company is subject to either individually or in the aggregate.

Securities Litigation

In February and March 2024, two purported securities class actions were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers. The two class actions were consolidated into In re Hut 8 Corp. Securities Litigation, Case No. 24-cv-00904 (VM), and a lead plaintiff was appointed on April 19, 2024. The lead plaintiff filed a consolidated amended complaint on June 14, 2024. The consolidated amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On December 2, 2024, the defendants filed a motion to dismiss the consolidated amended complaint. On January 16, 2025, the lead plaintiff opposed the motion. On February 18, 2025, the defendants filed a reply in further support of the motion to dismiss. On September 12, 2025, the U.S. District Court for the Southern District of New York issued a decision, dismissing all fraud-based Exchange Act claims and most Securities Act claims, leaving two Section 11 and Section 15 claims tied to King Mountain disclosures. On October 24, 2025, the defendants answered the surviving allegations in the amended complaint and amended their answer on November 14, 2025. On February 4, 2026, at the parties’ request, the court stayed all proceedings through April 15, 2026. On April 15, 2026, at the parties’ request, the court extended the stay of all proceedings through May 22, 2026. On June 18, 2026, the parties entered into a Stipulation and Agreement of Settlement (the “Settlement”), agreeing to resolve the litigation for $2.4 million. On July 8, 2026 the court granted preliminary approval of the Settlement, triggering certain procedural deadlines before a final settlement hearing. The final settlement hearing is scheduled for November 6, 2026.

Since the filing of the securities class actions, shareholder derivative suits were filed against the Company, its directors and certain of its current and former officers in the U.S. District Courts for the Southern District of New York, the District of Delaware, the Southern District of Florida, and the Delaware Court of Chancery alleging derivative claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the Exchange Act, including Section 10(b). All derivative actions in the Southern District of New York were voluntarily dismissed or transferred to the District of Delaware. All derivative actions in the District of Delaware were voluntarily dismissed or dismissed by the court without prejudice. The Southern District of Florida consolidated and stayed three of the proceedings before it under the caption Aliko v. Tai, Case No. 1:24-cv-20890-DSL, pending the resolution of a motion for summary judgment in In re Hut 8 Corp. Securities Litigation.  There were five other derivative actions filed in the Southern District of Florida and the Delaware Court of Chancery. On July 28, 2026, the parties in the Aliko matter informed the Court that they had reached a settlement in principle which resolves the claims asserted in the Aliko action and related actions pending in the Southern District of Florida.  The settlement in principle will require court approval. Defendants have not responded (or been obligated to respond) to the complaints in the two Delaware Court of Chancery actions, which were consolidated under the caption In re Hut 8 Corp. Stockholder Derivative Litigation, Case No. 2026-0265-JTL.

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

Note 19. Subsequent events

The Company has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Unaudited Condensed Consolidated Financial Statements were available to be issued. Except as described above, the Company has concluded no other subsequent events have occurred that require disclosure.

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

Q2 2026 Highlights

●	Beacon Point Phase 2 Lease. In July 2026, we entered into a second long-term triple-net lease with the same high-investment-grade technology company that is the tenant for Beacon Point Phase 1, fully contracting our Beacon Point campus in Nueces County, Texas. Beacon Point Phase 2 comprises 352 MW of additional critical IT capacity (approximately 500 MW utility capacity) and is expected to generate average annual NOI of approximately $655.0 million. The Beacon Point Phase 2 Lease has an estimated base contract value of approximately $9.8 billion over its 15-year initial term, including 3% annual rent escalators, and three five-year renewal options that could increase its potential value to approximately $25.1 billion. Initial delivery is expected to start in Q2 2028.

The second lease fully contracts the Beacon Point campus, bringing Beacon Point’s total contracted critical IT capacity to 704 MW (approximately 1 GW utility capacity). Together, the two leases represent approximately $19.6 billion of aggregate base contract value and $1.31 billion of expected average annual NOI, with potential aggregate contract value of approximately $50.2 billion if all renewal options are exercised.

●	$4.25 Billion Beacon Point Phase 1 Financing. In June 2026, our wholly owned subsidiary, Beacon Point DC LLC (“Beacon Point DC”), issued $4.25 billion in aggregate principal amount of Senior Secured Notes due 2042 (the “Beacon Point Notes”), bearing interest at 6.129% per annum, to finance the development and construction of Beacon Point Phase 1 in Nueces County, Texas, comprising 352 MW of critical IT capacity. The Beacon Point Notes are rated Baa2 by Moody’s Ratings, secured by first-priority liens on substantially all assets of Beacon Point DC, other than certain excluded property, as well as a pledge of the equity interests in Beacon Point DC held by Beacon Point Holding LLC, the direct parent company of Beacon Point DC. The Beacon Point Notes are non-recourse to Hut 8.

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

Expansion into AI infrastructure services and other energy-intensive use cases

A key factor affecting our performance is our ongoing expansion into AI infrastructure services and other energy-intensive use cases. We are leveraging our existing development and operational expertise to develop data centers that support specialized workloads for enterprise and hyperscale customers and other next-generation, energy-intensive use cases. Success in this area depends on various factors, including our ability to develop future sites, manage construction and delivery schedules, secure and retain customers, manage capital efficiently, and compete effectively in emerging technology markets. While this expansion may increase operating and capital costs and expose us to execution and market risks, management believes our experience in power origination, development, and management in large-scale digital infrastructure development position us to capture long-term growth opportunities in the evolving AI sector and other next-generation, energy-intensive use cases.

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

Under ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), Bitcoin is revalued at fair value at the end of each reporting period, with changes in fair value recognized in net income. As a result, fluctuations in Bitcoin prices may impact our consolidated financial performance, including mark-to-market adjustments on Bitcoin, but do not reflect changes in our core operating performance.

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

The following table presents our key performance indicators, which are rounded, as of June 30, 2026 and 2025.

As of
June 30,
	2026	2025
Energy Capacity Under Diligence	5,400 MW	5,170 MW
Energy Capacity Under Exclusivity	1,880 MW	2,040 MW
Energy Capacity Under Development	550 MW	330 MW
Energy Capacity Under Construction	830 MW	— MW
Energy Capacity Under Management	710 MW	1,020 MW
Total Energy Capacity Pipeline	9,370 MW	8,560 MW

Energy Capacity Under Diligence

Energy Capacity Under Diligence represents greenfield opportunities identified for large-load use cases such as AI, HPC, ASIC compute, industrial applications such as next-generation manufacturing, and other energy-intensive technologies. At this stage, we generally invest limited development capital, representing an immaterial portion of the project’s anticipated total development cost, to assess a site’s potential by engaging with utilities, landowners, power generators, local, state and regulatory bodies, and other stakeholders to evaluate critical factors, including power availability, infrastructure readiness, fiber connectivity, and overall commercial viability. We monitor Energy Capacity Under Diligence to assess the breadth of our pipeline of potential development sites and to prioritize the allocation of development resources among them. Energy Capacity Under Diligence as of June 30, 2026, was 5,400 MW compared to 5,170 MW as of June 30, 2025. The net increase reflects the addition of newly identified sites, partially offset by the advancement of certain sites into other development categories and the removal of sites that no longer met our strategic, commercial, infrastructure, or regulatory criteria.

Energy Capacity Under Exclusivity

Energy Capacity Under Exclusivity represents sites where we have secured site control and completed a suitable power study indicating a viable path to the power and infrastructure required for deployment. We monitor Energy Capacity Under Exclusivity to assess the inventory of sites available for near-term advancement into development as commercial demand and capital availability warrant. Energy Capacity Under Exclusivity was 1,880 MW as of June 30, 2026, compared with approximately 2,040 MW as of June 30, 2025. The net decrease reflects sites advancing to subsequent development categories and the removal of sites that no longer met our strategic, commercial, infrastructure or regulatory criteria, partially offset by sites advancing from Energy Capacity Under Diligence to Energy Capacity Under Exclusivity.

Energy Capacity Under Development

Energy Capacity Under Development represents sites where we are actively investing in development and commercialization by executing definitive land and/or power agreements, advancing site design and infrastructure buildout, and engaging with prospective customers. We monitor Energy Capacity Under Development to assess the capital we have committed to sites in advance of commercialization and to plan the financing, construction, and other resources required as projects approach commercialization. Energy Capacity Under Development as of June 30, 2026 was approximately 550 MW compared to 330 MW as of June 30, 2025. The net increase reflects the addition of two sites into development – the 500 MW Beacon Point Phase 2 site in Texas and an approximately 50 MW site in Illinois – partially offset by the advancement of the 330 MW River Bend site into Energy Capacity Under Construction during the period. Subsequent to June 30, 2026, we executed a lease for Beacon Point Phase 2 with the same high-investment-grade tenant for Phase 1. The lease fully commercialized the Beacon Point campus and advanced Phase 2 to Energy Capacity Under Construction.

Energy Capacity Under Construction

Energy Capacity Under Construction represents sites where we have executed definitive commercial agreements and commenced construction activities. This stage includes oversight of contractors, equipment delivery, and commissioning schedules to ensure projects are completed safely, on time, and within budget. We monitor Energy Capacity Under Construction to manage the pace of capital deployment and to track project delivery against contractual customer timelines. Energy Capacity Under Construction as of June 30, 2026 was 830 MW, comprised of the 330 MW River Bend site and the 500 MW Beacon Point Phase 1 site, compared to 0 MW as of June 30, 2025. Subsequent to June 30, 2026, we executed a lease for Beacon Point Phase 2 with the same high-investment-grade tenant for Phase 1. The lease fully commercialized the Beacon Point campus and advanced Phase 2 to Energy Capacity Under Construction.

Energy Capacity Under Management

Energy Capacity Under Management comprises all power-related assets, including power generation, managed services, ASIC and Central Processing Unit (“CPU”) infrastructure, ASIC compute, traditional cloud, and non-operational sites. We monitor Energy Capacity Under Management to assess the utilization of our operating assets and to identify capacity that may be redeployed toward higher-value applications or divested. Energy Capacity Under Management was 710 MW as of June 30, 2026, compared to 1,020 MW as of June 30, 2025. The decrease was driven by the divestiture of the Far North JV in February 2026, which consisted of four power generation assets in Ontario totaling approximately 310 MW.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA, inclusive of digital assets mark-to-market, and Adjusted EBITDA, which are non-GAAP financial measures, to evaluate our business, measure our performance, and make strategic decisions.

Adjusted EBITDA, inclusive of digital assets mark-to-market

We define Adjusted EBITDA, inclusive of digital assets mark-to-market, as net income or loss adjusted for interest expense, interest income, income tax benefit or provision, depreciation and amortization, our share of depreciation and amortization from unconsolidated joint ventures, net of basis adjustments, foreign exchange loss or gain, loss or gain on the sale of property and equipment, gain or loss on derivatives, loss or gain on other financial liability, gain on warrant liability, gain on the sale of the Far North JV, net of transaction costs, non-recurring transactions and asset contribution costs, net loss or income attributable to non-controlling interests, and stock-based compensation expense.

Adjusted EBITDA

We define Adjusted EBITDA as Adjusted EBITDA, inclusive of digital assets mark-to-market, further adjusted to exclude loss or gain on digital assets attributable to Hut 8 Corp., which removes the effect of mark-to-market fluctuations of digital assets held on our balance sheet. Our digital assets are considered primarily long-term holdings, and periodic appreciation or depreciation in the fair value of such holdings does not reflect the results from our core operations.

How we use these measures

Our board of directors and management team use Adjusted EBITDA, inclusive of digital assets mark-to-market, and Adjusted EBITDA to assess our financial performance as these measures allow for the comparison of operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and amortization), and other items (such as non-recurring transactions mentioned above). Adjusted EBITDA further excludes the impact of changes in the fair value of our digital asset holdings, which may otherwise affect the comparability of our financial results across periods. Investors are encouraged to evaluate each adjustment and the reasons our board of directors and management believe these measures provide useful supplemental information.

Limitations

Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA, inclusive of digital assets mark-to-market, and Adjusted EBITDA. In evaluating these measures, you should be aware that we may incur expenses in the future that are the same as, or similar to, certain adjustments reflected in the calculation of these measures. Accordingly, the presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We may modify the calculation or presentation of these measures in the future, and any such modification could be material. These measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results reported in accordance with GAAP. Because other companies, including companies in our industry, may calculate similarly titled measures differently, our non-GAAP measures may not be comparable to those reported by other companies, which limits their usefulness for comparative purposes. For a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Results of Operations” below.

Business Segments

We have four reportable business segments: Power, Digital Infrastructure, Compute, and Other.

Power

The Power business segment consists of Power Generation and Managed Services.

Power Generation

In February 2026, we completed the divestiture of the Far North JV, and accordingly no longer generate revenue from these assets. We previously generated revenue from our interest in the Far North JV which acquired four natural gas power plants in Ontario, Canada in February 2024. Our ownership interest was initially 80.1% and decreased to 72.8% upon the non-controlling interest holder’s exercise of warrants simultaneously with the sale of the power plants. The power generation facilities are connected to the Independent Electricity System Operator, which operates Ontario’s power grid, and primarily generated revenue from capacity and electricity sales. Revenue generated from capacity and electricity sales was variable and depended on several factors, including generation capacity in the market, the supply and demand for electricity, and the prevailing price of natural gas.

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

As of June 30, 2026, we managed 280 MW of energy capacity under this program at one site in the United States owned by the King Mountain JV.

Starting April 1, 2025, we began operating as the exclusive provider of managed services to American Bitcoin via the execution of a Master Managed Services Agreement (“MSA”). Under the MSA, we provide American Bitcoin with management, oversight, strategy, compliance, operational, and other services for American Bitcoin’s mining operations. These operations are colocated at our facilities. The fee structure typically consists of (i) a fixed fee of $1.250/kW-month based on the power capacity of each facility, as well as (ii) designated site-level reimbursements. As American Bitcoin is a consolidated subsidiary, all fees under the MSA are eliminated in consolidation.

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

We are expanding our Digital Infrastructure platform to support AI and other high-performance computing workloads through purpose-built data centers, beginning with the development of our River Bend campus in Louisiana and our fully contracted Beacon Point campus in Texas.

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

Our ASIC Compute business spanned six sites as of June 30, 2026, which are primarily occupied by American Bitcoin miners and hosted at facilities supported by our ASIC Infrastructure:

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

On August 5, 2025, American Bitcoin entered into an On-Rack Sales and Purchase Agreement (the “2025 ABTC Bitmain Purchase Agreement”) with Bitmain Technologies Georgia Limited (“Bitmain”) to purchase up to approximately 17,280 Bitmain Antminer U3S21EXPH ASIC miners (collectively, the “Bitmain Miners”), representing a total of approximately 14.86 EH/s. Concurrently with the execution of the 2025 ABTC Bitmain Purchase Agreement, American Bitcoin purchased 16,299 of the Bitmain Miners, representing a total of approximately 14.02 EH/s, for a total purchase price of approximately $314 million, paid through the pledge of Bitcoin at a mutually agreed upon fixed price. In September 2025, American Bitcoin purchased the remaining 981 Bitmain Miners for a total purchase price of $18.9 million, also paid through the pledge of Bitcoin at a mutually agreed upon fixed price. The Bitcoin pledged under the 2025 ABTC Bitmain Purchase Agreement has a redemption period of approximately 24 months from each pledge date.

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

Equipment Sales and Repairs

We may sell mining equipment when profitable opportunities arise (e.g., if market prices exceed our procurement cost). We may also repair miners for third parties in exchange for fees, as we have a fully equipped, MicroBT-certified repair center space at our Medicine Hat site.

Results of Operations

Three Months Ended June 30, 2026 and 2025

	Three Months Ended
	June 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Revenue:
Power	$1,176	$5,492	$(4,316)
Digital Infrastructure	1,285	1,512	(227)
Compute	72,471	34,295	38,176
Total revenue	74,932	41,299	33,633

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	826	5,000	(4,174)
Cost of revenue – Digital Infrastructure	1,374	2,120	(746)
Cost of revenue – Compute	24,691	14,656	10,035
Total cost of revenue	26,891	21,776	5,115

Operating expenses (income):
Depreciation and amortization	39,727	19,458	20,269
General and administrative expenses	76,080	30,158	45,922
Loss (gain) on digital assets	138,597	(217,640)	356,237
Gain on sale of property and equipment	(33)	(312)	279
Total operating (income) expense	254,371	(168,336)	422,707
Operating (loss) income	(206,330)	187,859	(394,189)

Other (expenses) income:
Foreign exchange (loss) gain	(3,219)	3,114	(6,333)
Interest expense	(51,160)	(8,396)	(42,764)
Interest income	27,085	—	27,085
Gain (loss) on derivatives	18,315	(18,403)	36,718
Loss on other financial liability	(98)	(181)	83
Gain on warrant liability	22	—	22
Gain on sale of the Far North JV, net of transaction costs	1,110	—	1,110
Equity in earnings of unconsolidated joint venture	5,671	1,064	4,607
Total other expenses	(2,274)	(22,802)	20,528

Net (loss) income before income taxes	(208,604)	165,057	(373,661)

Income tax benefit (provision)	31,462	(27,574)	59,036

Net (loss) income	$(177,142)	$137,483	$(314,625)

Less: Net loss (income) attributable to non-controlling interests	26,951	(171)	27,122
Net (loss) income attributable to Hut 8 Corp.	$(150,191)	$137,312	$(287,503)

Net (loss) income	$(177,142)	$137,483	$(314,625)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,701)	39,892	(52,593)
Total comprehensive (loss) income	(189,843)	177,375	(367,218)
Less: Comprehensive loss (income) attributable to non-controlling interest	26,951	(227)	27,178
Comprehensive (loss) income attributable to Hut 8 Corp.	$(162,892)	$177,148	$(340,040)

Adjusted EBITDA reconciliation:

	Three Months Ended
	June 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Net (loss) income	$(177,142)	$137,483	$(314,625)
Interest expense	51,160	8,396	42,764
Interest income	(27,085)	—	(27,085)
Income tax (benefit) provision	(31,462)	27,574	(59,036)
Depreciation and amortization	39,727	19,458	20,269
Share of unconsolidated joint venture depreciation, amortization, net of basis adjustments (1)	2,159	5,543	(3,384)
Foreign exchange loss (gain)	3,219	(3,114)	6,333
Gain on sale of property and equipment	(33)	(312)	279
(Gain) loss on derivatives	(18,315)	18,403	(36,718)
Loss on other financial liability	98	181	(83)
Gain on warrant liability	(22)	—	(22)
Gain on sale of the Far North JV, net of transaction costs	(1,110)	—	(1,110)
Non-recurring transactions (2)	—	3,739	(3,739)
Loss (income) attributable to non-controlling interest	12,985	(3,786)	16,771
Stock-based compensation expense	51,239	7,640	43,599
Adjusted EBITDA, inclusive of digital assets mark-to-market	$(94,582)	$221,205	$(315,787)
Loss (gain) on digital assets attributable to Hut 8 Corp.	105,031	(217,014)	322,045
Adjusted EBITDA	$10,449	$4,191	$6,258
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

(2)

There were no non-recurring transactions for the three months ended June 30, 2026. Non-recurring transactions for the three months ended June 30, 2025 represent approximately $3.7 million of restructuring costs and ABTC related transaction costs.

Revenue

Total revenue was $74.9 million and $41.3 million for the three months ended June 30, 2026, and 2025, respectively, and consisted of Power, Digital Infrastructure, and Compute.

Power

Power revenue was $1.2 million and $5.5 million for the three months ended June 30, 2026 and 2025, respectively. This $4.3 million decrease was primarily driven by a $4.3 million decrease in electricity sales resulting from the sale of the Far North JV in February 2026, compared to a full quarter of the Far North JV activity in 2025.

Digital Infrastructure

Digital Infrastructure revenue was $1.3 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively. This $0.2 million decrease was primarily attributable to a $0.1 million decrease in CPU Infrastructure revenue resulting from customer churn, and a $0.1 million decrease in ASIC colocation revenue following the termination of the Vega colocation agreement when American Bitcoin exercised its option to purchase the miners at the site in August 2025.

Compute

Compute revenue was $72.5 million and $34.3 million for the three months ended June 30, 2026 and 2025, respectively, representing an increase of $38.2 million. The increase was primarily driven by higher ASIC Compute revenue, reflecting an increase in Bitcoin mined from approximately 308 to approximately 935, partially offset by a decrease in average revenue per Bitcoin mined from approximately $98,320 to approximately $71,905. The increase in Bitcoin mined was primarily attributable to additional operating capacity following the commencement of ASIC Compute operations at the Vega site in August 2025 and re-energization of the Drumheller site in March 2026.

Cost of Revenue

Total cost of revenue was $26.9 million and $21.8 million for the three months ended June 30, 2026 and 2025, respectively, and consisted of Power, Digital Infrastructure, and Compute.

Power

Power cost of revenue was $0.8 million and $5.0 million for the three months ended June 30, 2026 and 2025, respectively. The $4.2 million decrease was primarily attributable to lower costs associated with electricity sales following the divestiture of the Far North JV in February 2026.

Digital Infrastructure

Digital Infrastructure cost of revenue was $1.4 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively. The $0.7 million decrease was primarily attributable to lower pass-through costs under the ASIC colocation agreement with Bitmain at the Vega site as the agreement was terminated in August 2025.

Compute

Compute cost of revenue was $24.7 million and $14.7 million for the three months ended June 30, 2026 and 2025, respectively. This $10.0 million increase was primarily driven by a $10.6 million increase in ASIC Compute costs resulting from additional operating capacity as a result of the commencement of ASIC Compute operations at the Vega site in August 2025 and re-energization of the Drumheller site in March 2026, partially offset by a $0.4 million decrease in AI Cloud costs.

Depreciation and Amortization

Depreciation and amortization expense was $39.7 million and $19.5 million for the three months ended June 30, 2026 and 2025, respectively. This $20.2 million increase was primarily driven by $17.6 million of higher depreciation on American Bitcoin’s ASIC miners as a result of the commencement of ASIC Compute operations at the Vega site in August 2025 and re-energization of the Drumheller site in March 2026, and $5.4 million of depreciation of our mining infrastructure and related machinery and equipment related to the construction and energization of our Vega site in June 2025. These increases were partially offset by a decrease in depreciation of power plant assets of $1.6 million as they were sold in the Far North JV sale in February 2026.

General and Administrative Expenses

General and administrative expenses were $76.1 million and $30.2 million for the three months ended June 30, 2026 and 2025, respectively. The $45.9 million increase was primarily attributable to (i) a $43.6 million increase in share-based compensation expense, (ii) a $4.1 million increase in salaries and benefits resulting from additional headcount to support our growth initiatives, primarily within our Energy Origination function, (iii) a $1.8 million increase in general marketing and administrative expenses, including higher rent expense for our new, larger corporate headquarters, and (iv) a $0.6 million increase in insurance expense resulting primarily from growth in our asset base. These increases were partially offset by a $3.5 million decrease in transaction costs associated with the merger between Gryphon Digital Mining, Inc. and American Bitcoin, which closed in September 2025.

Loss on Digital Assets

Losses on digital assets were $138.6 million for the three months ended June 30, 2026, compared to a gain on digital assets of $217.6 million for the three months ended June 30, 2025. The unfavorable variance was primarily driven by a decrease in the price of Bitcoin in the three months ended June 30, 2026 compared to an increase in the price of Bitcoin for the three months ended June 30, 2025. In the three months ended June 30, 2026, Bitcoin price decreased from approximately $68,222 to approximately $59,847. In the three months ended June 30, 2025, Bitcoin price increased from approximately $82,534 to approximately $107,173.

Other Expense

Other expenses were $2.3 million and $22.8 million for the three months ended June 30, 2026 and June 30, 2025, respectively. The $20.5 million decrease was primarily attributable to (i) a $36.7 million favorable change in gain or loss on derivatives related to an increase in Bitcoin pledged by American Bitcoin in connection with miner purchases, (ii) a $27.1 million increase in interest income primarily from investing unused proceeds from the River Bend Phase 1 and Beacon Point Phase 1 construction and development financing in short-term investments, in order to partially offset the interest costs incurred on the related notes, (iii) a $4.6 million increase in equity in earnings of an unconsolidated joint venture. These favorable changes were partially offset by a $42.8 million increase in interest expense resulting from higher average outstanding debt following the issuance of construction and development financings for River Bend Phase 1 and Beacon Point Phase 1, and a $6.3 million unfavorable change in foreign exchange loss.

Income Tax Benefit

Our income tax benefit was $31.5 million for the three months ended June 30, 2026, compared to our income tax provision of $27.6 million for the three months ended June 30, 2025. This $59.1 million increase was primarily driven by deferred taxes related to the losses on digital assets and the valuation allowance recognized in the three months ended June 30, 2025.

Results of Operations

Six Months Ended June 30, 2026 and 2025

	Six Months Ended
	June 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Revenue:
Power	$4,916	$9,872	$(4,956)
Digital Infrastructure	2,588	2,829	(241)
Compute	138,445	50,413	88,032
Total revenue	145,949	63,114	82,835

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	2,933	8,628	(5,695)
Cost of revenue – Digital Infrastructure	2,920	3,679	(759)
Cost of revenue – Compute	46,586	28,128	18,458
Total cost of revenue	52,439	40,435	12,004

Operating expenses (income):
Depreciation and amortization	78,169	34,357	43,812
General and administrative expenses	157,820	51,217	106,603
Loss (gain) on digital assets	434,254	(105,246)	539,500
(Gain) loss on sale of property and equipment	(33)	2,142	(2,175)
Total operating expense (income)	670,210	(17,530)	687,740
Operating (loss) income	(576,700)	40,209	(616,909)

Other income (expense):
Foreign exchange (loss) gain	(5,939)	3,123	(9,062)
Interest expense	(60,403)	(15,865)	(44,538)
Interest income	27,085	—	27,085
Asset contribution costs	—	(22,780)	22,780
Gain on derivatives	59,132	2,459	56,673
Gain on sale of the Far North JV, net of transaction costs	34,711	—	34,711
(Loss) gain on other financial liability	(759)	958	(1,717)
Gain on revaluation of warrant liability	91	—	91
Equity in earnings of unconsolidated joint venture	12,101	2,429	9,672
Total other income (expense)	66,019	(29,676)	95,695

Net (loss) income before income taxes	(510,681)	10,533	(521,214)

Income tax benefit (provision)	80,404	(7,369)	87,773

Net (loss) income	$(430,277)	$3,164	$(433,441)

Less: Net loss attributable to non-controlling interests	60,237	259	59,978
Net (loss) income attributable to Hut 8 Corp.	$(370,040)	$3,423	$(373,463)

Net (loss) income	$(430,277)	$3,164	$(433,441)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(22,011)	41,079	(63,090)
Total comprehensive (loss) income	(452,288)	44,243	(496,531)
Less: Comprehensive loss attributable to non-controlling interest	60,232	204	60,028
Comprehensive (loss) income attributable to Hut 8 Corp.	$(392,056)	$44,447	$(436,503)

Adjusted EBITDA reconciliation:

	Six Months Ended
	June 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Net (loss) income	$(430,277)	$3,164	$(433,441)
Interest expense	60,403	15,865	44,538
Interest income	(27,085)	—	(27,085)
Income tax (benefit) provision	(80,404)	7,369	(87,773)
Depreciation and amortization	78,169	34,357	43,812
Share of unconsolidated joint venture depreciation, amortization, net of basis adjustments (1)	4,318	11,028	(6,710)
Foreign exchange loss (gain)	5,939	(3,123)	9,062
(Gain) loss on sale of property and equipment	(33)	2,142	(2,175)
Gain on derivatives	(59,132)	(2,459)	(56,673)
Loss (gain) on other financial liability	759	(958)	1,717
Gain on warrant liability	(91)	—	(91)
Gain on sale of the Far North JV, net of transaction costs	(34,711)	—	(34,711)
Non-recurring transactions (2)	—	5,224	(5,224)
Asset contribution costs	—	22,780	(22,780)
Loss (income) attributable to non-controlling interest	34,925	(3,313)	38,238
Stock-based compensation expense	102,113	11,433	90,680
Adjusted EBITDA, inclusive of digital assets mark-to-market	$(345,107)	$103,509	$(448,616)
Loss (gain) on digital assets attributable to Hut 8 Corp.	352,797	(104,620)	457,417
Adjusted EBITDA	$7,690	$(1,111)	$8,801
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

(2)

There were no non-recurring transactions for the six months ended June 30, 2026. Non-recurring transactions for the six months ended June 30, 2025 represent approximately $5.2 million of restructuring costs and ABTC related transaction costs.

Revenue

Total revenue was $146.0 million and $63.1 million for the six months ended June 30, 2026, and 2025, respectively, and consisted of Power, Digital Infrastructure, and Compute.

Power

Power revenue was $4.9 million and $9.9 million for the six months ended June 30, 2026 and 2025, respectively. This $5.0 million decrease was primarily driven by a $5.1 million decrease in electricity sales resulting from the sale of the Far North JV in February 2026, compared to a full period of the Far North JV activity in 2025.

Digital Infrastructure

Digital Infrastructure revenue was $2.6 million and $2.8 million for the six months ended June 30, 2026 and 2025, respectively. The $0.2 million decrease was primarily attributable to a $0.1 million decrease in CPU Infrastructure revenue resulting from customer churn and a $0.1 million decrease in ASIC colocation revenue following the termination of the Vega colocation agreement with Bitmain when American Bitcoin exercised its option to purchase the miners at the site in August 2025.

Compute

Compute revenue was $138.4 million and $50.4 million for the six months ended June 30, 2026 and 2025, respectively, representing an increase of $88.0 million. The increase was primarily driven by higher ASIC Compute revenue, reflecting an increase in Bitcoin mined from approximately 420 to approximately 1,752, partially offset by a decrease in average revenue per Bitcoin mined from approximately $96,772 to approximately $73,850. The increase in Bitcoin mined was primarily attributable to improved uptime following the fleet upgrade completed in April 2025 at the Salt Creek and Medicine Hat locations, as well as the commencement of ASIC Compute operations at the Vega site in August 2025 and Drumheller in March 2026.

Cost of Revenue

Total cost of revenue was $52.4 million and $40.4 million for the six months ended June 30, 2026 and 2025, respectively, and consisted of Power, Digital Infrastructure, and Compute.

Power

Power cost of revenue was $2.9 million and $8.6 million for the six months ended June 30, 2026 and 2025, respectively. The $5.7 million decrease was primarily driven by lower costs associated with electricity sales following the divestiture of the Far North JV in February 2026.

Digital Infrastructure

Digital Infrastructure cost of revenue was $2.9 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively. The $0.8 million decrease was primarily driven by lower electricity and connectivity costs related to the CPU colocation and lower pass-through costs under the ASIC colocation agreement with Bitmain at the Vega site.

Compute

Compute cost of revenue was $46.6 million and $28.1 million for the six months ended June 30, 2026 and 2025, respectively. This $18.5 million increase was primarily attributable to higher ASIC Compute costs resulting from improved uptime following the fleet upgrades completed at the Salt Creek and Medicine Hat sites in April 2025 and increased operating capacity following the energization of the Vega site in June 2025 and the re-energization of the Drumheller site in March 2026.

Depreciation and Amortization

Depreciation and amortization expense was $78.2 million and $34.4 million for the six months ended June 30, 2026 and 2025, respectively. This $43.8 million increase was primarily driven by $37.5 million of higher depreciation on American Bitcoin’s ASIC miners as a result of the fleet upgrade that was completed in April 2025 at our Salt Creek and Medicine Hat sites, as well as American Bitcoin’s purchase of the Bitmain Miners at the Vega site in August 2025 and purchase of the miners at the Drumheller site in March 2026. The increase also included $11.5 million of additional depreciation on mining infrastructure and related machinery and equipment associated with the construction and energization of the Vega site in June 2025. These increases were partially offset by lower depreciation on power plant assets following the sale of the Far North JV in February 2026.

General and Administrative Expenses

General and administrative expenses were $157.8 million and $51.2 million for the six months ended June 30, 2026 and 2025, respectively. This $106.6 million increase was primarily driven by (i) a $90.7 million increase in stock-based compensation expense, (ii) a $11.1 million increase in salaries and benefits due to added headcount to support our growth initiatives, mainly in our Energy Origination department, (iii) a $4.1 million increase in professional fees primarily due to legal and tax expenses incurred to support the execution of our growth plan, and (iv) a $4.0 million increase in general, marketing and administrative fees to support our growth initiatives (v) a $2.5 million increase in insurance expenses primarily due to the increase in our asset base. These increases were partially offset by a $4.8 million decrease in transaction costs related to the merger between Gryphon Digital Mining, Inc. and American Bitcoin, which closed in September 2025.

Loss on Digital Assets

Losses on digital assets were $434.3 million for the six months ended June 30, 2026, compared to a gain on digital assets of $105.2 million for the six months ended June 30, 2025. The unfavorable variance was primarily driven by a large decrease in the price of Bitcoin in the six months ended June 30, 2026 when compared to the increase in the six months ended June 30, 2025. In the six months ended June 30, 2026, Bitcoin price declined from approximately $87,498 to approximately $59,847. In the six months ended June 30, 2025, Bitcoin price increased from approximately $93,354 to approximately $107,173.

Other Income (Expense)

Other income was $66.0 million for the six months ended June 30, 2026, compared to other expense of $29.7 million for the six months ended June 30, 2025. This $95.7 million increase was primarily driven by (i) a $56.7 million increase in the gains on derivatives due to an increase in Bitcoin pledged for miner purchases at American Bitcoin, (ii) a $34.7 million gain on the sale of the Far North JV, net of transaction costs, (iii) a $27.1 million increase in interest income from investing unused proceeds from the River Bend Phase 1 and Beacon Point Phase 1 construction and development financing in short-term investments, in order to partially offset the interest costs incurred on the related notes, (iv) a $22.8 million decrease in asset contribution costs related to non-controlling interest portion of our March 31, 2025 contribution of substantially all of our ASIC miners in exchange for 80% of American Data Centers Inc., as part of the launch of American Bitcoin, and (v) a $9.7 million increase in equity in earnings of unconsolidated joint venture. These gains were partially offset by (i) a $44.5 million increase in interest expense due to higher average outstanding debt following the issuance of construction and development financings for River Bend Phase 1 and Beacon Point Phase 1, (ii) a $9.1 million unfavorable change from a foreign exchange gain to a foreign exchange loss, and (iii) a $1.7 million decrease in loss on other financial liability.

Income Tax Benefit

Our income tax benefit was $80.4 million for six months ended June 30, 2026, compared to our income tax provision of $7.4 million for the six months ended June 30, 2025. This $87.8 million increase was primarily driven by deferred taxes related to the losses on digital assets and the valuation allowance recognized in the six months ended June 30, 2025.

King Mountain JV

The King Mountain JV is a 50/50 joint venture with one of the world’s largest renewable energy producers. The King Mountain JV has 280 MW of self-mining and hosting operations located behind-the-meter at a wind farm in McCamey, Texas.

As of June 30, 2026, the King Mountain JV owned approximately 18,000 miners for self-mining (about 1.8EH/s) and hosted approximately 52,409 miners (about 10.29 EH/s) for a single hosting customer at its King Mountain site, which has a total capacity of 280 MW.

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

Below are the condensed consolidated income statements for the King Mountain JV for the three and six months ended June 30, 2026 and 2025.

Condensed Consolidated Income Statement
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in USD thousands)	2026	2025	2026	2025
Total revenue, net	$27,095	$30,532	$58,017	$64,445
Gross profit	12,690	14,472	26,792	29,305
Net income (loss)	7,856	(1,358)	17,230	(2,114)
Net income (loss) attributable to investee	3,928	(679)	8,615	(1,057)

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

	Three Months Ended		Six Months Ended
	June,		June,
(in USD thousands)	2026	2025	2026	2025
Net income (loss)	$7,856	$(1,358)	$17,230	$(2,114)
Depreciation and amortization	4,318	15,823	8,636	31,528
Interest income	(325)	(1,102)	(742)	(2,077)
Adjusted EBITDA	$11,849	$13,363	$25,124	$27,337

Liquidity and Capital Resources

Our primary sources of liquidity include restricted and unrestricted cash and cash equivalents, debt facilities, Bitcoin held on our balance sheet, equity issuances, senior secured notes, and cash flows from operations. We have secured significant project-level financing, including the $3.25 billion and $4.25 billion of senior secured notes issued by wholly-owned subsidiaries of ours in April and June 2026 to fund development at our River Bend and Beacon Point campuses, respectively, and maintain relationships with established capital providers to support our development initiatives and infrastructure buildouts.

Historically, our primary cash needs have been for working capital to support growth initiatives, including infrastructure purchases and development, acquisitions, and equipment financing, including the purchase of additional Bitcoin miners. Going forward, we will continue to prioritize infrastructure development while our ASIC compute operations will mainly be conducted through American Bitcoin, our consolidated subsidiary. In addition to equipment financing for the purchase of additional Bitcoin miners, American Bitcoin’s primary cash needs are to support its Bitcoin accumulation efforts, including at-market purchases of Bitcoin. Our infrastructure development needs include the development of our River Bend and fully contracted Beacon Point facilities, each of which is expected to require a multi-billion-dollar capital investment.

As of June 30, 2026, we had access to $200.0 million from the Two Prime Credit Agreement. We did not draw on this facility during the three months ended June 30, 2026.

In April 2026, we completed a private offering of $3.25 billion aggregate principal amount of 6.192% senior secured notes due November 15, 2042 (the “River Bend Notes”) through our wholly-owned subsidiary, Hut 8 DC LLC. Net proceeds from the offering are being used to fund the development of our River Bend campus, including a turnkey data center with 245 megawatts of critical IT capacity supported by 330 megawatts of utility capacity and an associated substation, reimburse prior equity contributions, and fund debt service reserves and transaction costs. The River Bend Notes are secured by the River Bend project assets and are non-recourse to the parent company, providing long-term project-level financing to support the development of the River Bend campus. Cash flows generated under the campus's long-term triple-net lease are expected to serve as the primary source of debt service on the River Bend Notes.

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

In May 2026, at the election of Coatue Tactical Solutions Lending Holdings AIV 3 LP (“Coatue”), the $159.3 million outstanding principal balance of the Coatue Note was converted into 9,715,476 shares of our common stock. The conversion reduced outstanding debt by $159.3 million and increased stockholders’ equity. We also paid $1.3 million in cash for interest accrued from March 31, 2026 through the conversion date.

In June 2026, we completed a private offering of $4.25 billion aggregate principal amount of 6.129% senior secured notes due November 30, 2042 through our wholly-owned subsidiary, Beacon Point DC. Net proceeds from the offering are being used to fund the development of our Beacon Point campus, including a turnkey data center with 352 megawatts of critical IT capacity supported by 500 megawatts of utility capacity and an associated substation, and fund debt service reserves and transaction costs. The Beacon Point Notes are secured by first-priority liens on substantially all assets of Beacon Point DC, other than certain excluded property, as well as a pledge of the equity interests in Beacon Point DC held by Beacon Point Holding LLC, the direct parent company of Beacon Point DC. Cash flows generated under the campus's long-term triple-net lease are expected to serve as the primary source of debt service on the Beacon Point Notes. Following the execution of a long-term triple-net lease for the second phase in July 2026, the Beacon Point campus became fully contracted. We are actively pursuing financing for the development and construction of Beacon Point Phase 2.

On August 22, 2025, we established our $1.0 billion 2025 ATM, which replaced our prior $500 million 2024 ATM program that launched on December 4, 2024. As of August 22, 2025, prior to its termination, we had issued and sold shares under the 2024 ATM for gross proceeds of $299.4 million at a weighted average price of $27.83 per share. As of June 30, 2026, we issued and sold 6,121,993 shares under the 2025 ATM for gross proceeds of $304.3 million at a weighted average issuance price of $49.71 per share. We did not sell any shares under the 2025 ATM during the three months ended June 30, 2026.

On September 3, 2025, American Bitcoin established a $2.1 billion at-the-market equity program (the “American Bitcoin 2025 ATM”). As of June 30 2026, American Bitcoin issued and sold 12,121,313 shares of Class A common stock under the American Bitcoin 2025 ATM for gross proceeds of $385.2 million.

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

We believe that cash flows generated from operations, Bitcoin held on our consolidated balance sheet, and other financing sources will be sufficient to meet our anticipated short-term liquidity requirements. For the construction of our River Bend and Beacon Point data center facilities, we expect to fund capital expenditures through a combination of cash and Bitcoin on hand, as well as project-level financing (including the recently completed bond issuances). Over the long term, we expect to rely on access to public and private capital markets to fund growth initiatives not supported by operating cash flows, cash on hand, Bitcoin holdings, or available debt and project-level financing.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in USD thousands)	2026	2025
Cash flows used in operating activities	$(32,845)	$(82,636)
Cash flows used in investing activities	(635,130)	(101,480)
Cash flows provided by financing activities	7,640,659	320,764

Operating Activities

Net cash used in operating activities was $32.8 million for the six months ended June 30, 2026, resulting from a net loss of $430.3 million, offset by non-cash adjustments of $325.1 million and favorable changes in assets and liabilities of $72.3 million. Net cash used in operating activities was $82.6 million for the six months ended June 30, 2025, resulting from net income of $3.2 million, offset by non-cash adjustments of $62.7 million and unfavorable changes in assets and liabilities of $23.1 million.

Investing Activities

Net cash used in investing activities totaled $635.1 million for the six months ended June 30, 2026, primarily consisting of (i) $616.2 million in property and equipment purchases, (ii) $65.3 million in Bitcoin purchases at American Bitcoin, and (iii) $18.4 million in deposits made for future site purchases, development, and capital expenditures. These outflows were partially offset by $64.8 million in proceeds from the sale of the Far North JV. Net cash used in investing activities totaled $101.5 million for the six months ended June 30, 2025, primarily consisting of $108.7 million in property and equipment purchases, and $0.9 million in additions to intangible assets. These outflows were partially offset by $3.7 million in proceeds from Bitcoin sales and $4.4 million in proceeds from the sale of property and equipment.

Financing Activities

Net cash provided by financing activities was $7.6 billion for the six months ended June 30, 2026, primarily consisting of (i) $7.7 billion in gross proceeds from the issuance of senior secured notes and a term loan, including $4.25 billion from the Beacon Point Notes, $3.25 billion from the River Bend Notes, and $200.0 million from the FalconX Charlie Term Loan, (ii) $144.1 million in net proceeds from the issuance of American Bitcoin’s Class A common stock through the American Bitcoin 2025 ATM, (iii) $120.1 million in net proceeds from the issuance of common stock through our 2025 ATM, and (iv) $10.3 million in net proceeds from the issuance of common stock through stock option exercises. These inflows were partially offset by (i) $217.7 million in repayment of loans payable, (ii) $84.5 million in debt issuance costs paid, (iii) $20.8 million in repayment of finance lease related to the settlement of a finance lease obligation in connection with the sale of the Far North JV, (iv) $9.9 million in cash paid to buyout the non-controlling interest, and (v) $0.9 million in principal payments on financial lease. Net cash provided by financing activities was $320.8 million for the six months ended June 30, 2025, primarily consisting of (i) $205.3 million in net proceeds from the issuance and sale of American Bitcoin’s Class A common stock through a Common Stock Purchase Agreement for a private placement with certain accredited investors, (ii) $112.0 million in net proceeds from the issuance of common stock through our 2024 ATM, (iii) $3.5 million in proceeds from funding in relation to our AI Cloud business segment, and (iv) $0.8 million in net proceeds from covered call options premium. These inflows were partially offset by $1.0 million in principal payments on finance leases.

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

Digital Assets

Accounting for digital assets requires significant judgment, including classification, measurement, presentation, and the determination of fair value. Digital assets pledged as collateral, including under arrangements with Bitmain, require additional judgment in evaluating the appropriate accounting treatment, including whether such assets remain recognized on our Unaudited Condensed Consolidated Balance Sheets. Pledged digital assets remain recognized because we retain ownership and continue to be exposed to changes in market value.

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

As of June 30, 2026, we held approximately 17,316 Bitcoin, comprising approximately 9,314 Bitcoin held by Hut 8 and approximately 8,002 Bitcoin held by American Bitcoin. Based on a fair value of approximately $59,847 per Bitcoin, the aggregate fair value of these holdings as of June 30, 2026 was approximately $1.04 billion. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

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

Credit Risk

Credit risk arises from our practice of pledging Bitcoin as collateral in transactions with counterparties. We mitigate this risk by engaging with counterparties that we believe possess strong creditworthiness based on their size, credit quality, and reputation, among other factors. During the six months ended June 30, 2026, we have not incurred any material loss from such transactions. However, there remains a risk that a counterparty could default on its obligations to us, which might result in a material loss. We continually assess the credit risk associated with our counterparties and, if necessary, recognize a loss provision or write-down. Credit risk also arises from us placing our cash and demand deposits in financial institutions. Although we strive to limit our exposure by placing cash and demand deposits with financial institutions with a high credit standing, there can be no assurances that we are able to mitigate our credit risk. In addition, we are exposed to credit risk associated with the creditworthiness of our customers and other counterparties, as non-performance or financial deterioration of these parties could adversely impact cash flows and liquidity.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors set forth in Part I, Item 1A of the Annual Report. We are subject to various risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included in the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition, or results of operations. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

On May 11, 2026, Coatue Tactical Solutions Lending Holdings AIV 3 LP converted the full accreted principal amount of the Coatue Note, totaling $159.3 million, into 9,715,476 shares of the Company’s common stock at a conversion price of $16.395 per share. The Company paid $1.3 million of accrued and unpaid interest through the conversion date, together with a de minimis amount in lieu of a fractional share, in cash. Following the conversion, no principal amount remained outstanding under the note.

The shares were issued without registration under the Securities Act of 1933 in reliance on the exemption provided by Section 3(a)(9) thereof. No commission or other remuneration was paid or given, directly or indirectly, in connection with the conversion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

On June 25, 2026, Mayo A. Shattuck III, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement provides for the potential sale of up to 54,903 shares of Common Stock and will expire on December 30, 2026, or earlier upon the completion of all transactions contemplated by the arrangement.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Hut 8 Corp.	8-K	3.1	12/01/2023
3.2	Amended and Restated Bylaws of Hut 8 Corp.	8-K	3.2	12/01/2023
10.1	Amendment No 1. to the Controlled Equity OfferingSM Sales Agreement, dated February 25, 2026, by and among the Company and Cantor Fitzgerald & Co., Keefe, Bruyette & Woods, Inc., Virtu Americas LLC, The Benchmark Company, LLC, BTIG, LLC, Canaccord Genuity LLC, Craig-Hallum Capital Group LLC, Maxim Group LLC, Needham & Company, LLC, Roth Capital Partners, LLC, Cantor Fitzgerald Canada Corporation, Stifel Nicolaus Canada Inc., Virtu Canada Corp. and Canaccord Genuity Corp.	8-K	1.1	02/25/2026
10.2*	Master Lending Agreement, dated as of May 1, 2026, between Hut 8 Mining Corp. and FalconX Charlie, Inc.	10Q	10.2	05/06/2026
4.1	Indenture, dated as of April 30, 2026, among Hut 8 DC LLC, Hut 8 DC Member LLC and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 6.192% Senior Secured Notes due 2042.	8-K	4.1	05/01/2026
4.2	Indenture, dated as of June 9, 2026, among Beacon Point DC LLC, Beacon Point Holding LLC and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 6.129% Senior Secured Notes due 2042.	8-K	4.1	06/10/2026
31.1	Certification of Principal Executive Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline Interactive Data File.
104	Cover Page Interactive Data File.
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

Dated: August 4, 2026	HUT 8 CORP.

	By:	/s/ Sean Glennan
Sean Glennan Principal Financial Officer and Authorized Signatory