Form 10-Q
period 2026-09-30
Hut 8 Corp.
filed 2026-11-04
CIK 1964789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

(305) 224‑6427

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HUT	The Nasdaq Stock Market LLC Toronto Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

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

As of November 2, 2026, the registrant had 120,037,556 shares of its common stock outstanding.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions, that, if proven incorrect or do not materialize, could cause our results to differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements generally are identified by the words "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those described in Part I, Item 1A, "Risk Factors" in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Annual Report") and in Part II, Item 1A, "Risk Factors" of this Quarterly Report. Except as required by law, we do not assume any obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in USD thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$156,865	$44,914
Restricted cash and cash equivalents	3,555,960	2,373
Restricted short-term investments	2,838,531	—
Accounts receivable, net	6,061	31,122
Deposits, prepaid expenses, and other assets	65,606	189,332
Derivative assets	88,756	16,223
Digital assets – held in custody	179,176	—
Digital assets – pledged for miner purchase	198,947	84,688
Digital assets – pledged as collateral	404,592	—
Digital assets receivable	935	812
Assets held for sale	—	38,719
Total current assets	7,495,429	408,183

Non-current assets
Derivative assets	26,982	101,179
Digital assets – held in custody	564,258	661,979
Digital assets – pledged for miner purchase	58,827	242,937
Digital assets – pledged as collateral	—	396,624
Property and equipment, net	1,861,749	643,244
Operating lease right-of-use asset	28,577	18,496
Deposits, prepaid expenses, and other assets	16,901	8,314
Investment in unconsolidated joint venture	35,174	45,158
Other investments	30,064	6,378
Intangible assets, net	7,909	11,141
Goodwill	208,232	210,087
Total non-current assets	2,838,673	2,345,537
Total assets	$10,334,102	$2,753,720

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$95,977	$41,491
Interest payable	164,007	3,028
Miner purchase liability, current portion	290,592	100,910
Deferred revenue	1,730	1,458
Operating lease liability, current portion	4,730	2,891
Loans, notes payable, and other financial liabilities, current portion	226,130	199,926
Income taxes payable	6,265	115
Derivative liabilities	1,040	—
Liabilities held for sale	—	25,764
Total current liabilities	790,471	375,583
Non-current liabilities
Miner purchase liability, less current portion	81,095	332,153
Operating lease liability, less current portion	24,765	16,279
Loans, notes payable, and other financial liabilities, less current portion	7,405,370	210,235
Deferred tax liabilities	102,127	129,854
Warrant liability	49	146
Total non-current liabilities	7,613,406	688,667
Total liabilities	8,403,877	1,064,250

Commitments and contingencies

Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 122,387,956 and 110,091,358 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,224	1,101
Additional paid-in capital	1,829,348	1,425,775
(Accumulated deficit) retained earnings	(233,488)	5,481
Accumulated other comprehensive loss	(36,702)	(10,432)
Total Hut 8 Corp. stockholders’ equity	1,560,382	1,421,925
Non-controlling interests	369,843	267,545
Total equity	1,930,225	1,689,470
Total liabilities and equity	$10,334,102	$2,753,720

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in USD thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Power	$1,259	$8,367	$6,175	$18,239
Digital Infrastructure	1,384	5,107	3,972	7,936
Compute	68,428	70,036	206,873	120,449
Total revenue	71,071	83,510	217,020	146,624

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	757	6,494	3,690	15,122
Cost of revenue – Digital Infrastructure	1,437	3,804	4,357	7,483
Cost of revenue – Compute	28,031	22,032	74,617	50,160
Total cost of revenue	30,225	32,330	82,664	72,765

Operating (income) expenses:
Depreciation and amortization	40,146	27,795	118,315	62,152
General and administrative expenses	99,555	25,858	257,375	77,075
(Gain) loss on digital assets	(413,789)	(76,595)	20,465	(181,841)
(Gain) loss on sale of property, equipment, and other assets	(3,273)	1,467	(3,306)	3,609
Total operating (income) expenses	(277,361)	(21,475)	392,849	(39,005)
Operating income (loss)	318,207	72,655	(258,493)	112,864

Other (expenses) income:
Foreign exchange gain (loss)	392	(1,530)	(5,547)	1,593
Interest expense	(105,512)	(8,616)	(165,915)	(24,481)
Interest income	61,769	—	88,854	—
Asset contribution costs	—	—	—	(22,780)
(Loss) gain on derivatives and other financial liabilities	(62,750)	4,930	(4,286)	8,347
Gain on sale of the Far North JV, net of transaction costs	—	—	34,711	—
Gain on other investments	23,686	—	23,686	—
Equity in earnings of unconsolidated joint venture	5,365	2,192	17,466	4,621
Total other expenses	(77,050)	(3,024)	(11,031)	(32,700)

Net income (loss) before income taxes	241,157	69,631	(269,524)	80,164

Income tax (provision) benefit	(51,663)	(19,019)	28,741	(26,388)

Net income (loss)	189,494	50,612	(240,783)	53,776

Less: Net (income) loss attributable to non-controlling interests	(58,423)	(503)	1,814	(244)
Net income (loss) attributable to Hut 8 Corp.	$131,071	$50,109	$(238,969)	$53,532

Net income (loss) per share of common stock:
Basic attributable to Hut 8 Corp.	$1.07	$0.48	$(2.03)	$0.52
Diluted attributable to Hut 8 Corp.	$0.98	$0.43	$(2.03)	$0.49

Weighted average number of shares of common stock outstanding:
Basic	122,946,550	105,565,856	117,541,695	104,232,145
Diluted	134,004,577	121,761,796	117,541,695	110,073,146

Net income (loss)	$189,494	$50,612	$(240,783)	$53,776
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,480)	(16,442)	(24,491)	24,637
Unrealized loss on restricted short-term investments, net of tax	(1,841)	—	(1,841)	—
Total comprehensive income (loss)	185,173	34,170	(267,115)	78,413
Less: Comprehensive (income) loss attributable to non-controlling interests	(58,423)	(494)	1,809	(290)
Comprehensive income (loss) attributable to Hut 8 Corp.	$126,750	$33,676	$(265,306)	$78,123

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, in USD thousands, except share and per share data)

Nine Months Ended September 30, 2025

			Additional			Accumulated Other
	Common Stock		Paid-in	Retained	Non-controlling	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Interests	(Loss) Income	Equity
Balance, December 31, 2024	99,478,012	$995	$789,597	$231,630	$3,910	$(45,553)	$980,579
Issuance of common stock – at-the-market offering, net of issuance costs	4,205,019	42	111,969	—	—	—	112,011
Issuance of common stock – stock option exercises	327,204	3	124	—	—	—	127
Issuance of common stock – restricted stock unit settlements	140,275	2	(2)	—	—	—	—
Stock-based compensation	—	—	3,793	—	—	—	3,793
Issuance of warrants by subsidiary	—	—	1,449	—	—	—	1,449
Non-controlling interest in American Bitcoin Corp.	—	—	(1,354)	—	24,222	—	22,868
Foreign currency translation adjustments	—	—	—	—	(1)	1,188	1,187
Net loss attributable to Hut 8 Corp.	—	—	—	(133,889)	—	—	(133,889)
Net loss attributable to non-controlling interest	—	—	—	—	(430)	—	(430)
Balance, March 31, 2025	104,150,510	$1,042	$905,576	$97,741	$27,701	$(44,365)	$987,695
Issuance of Class A common stock by American Bitcoin Corp., net of issuance costs	—	—	122,556	—	92,719	—	215,275
Issuance of common stock – stock option exercises	28,159	—	11	—	—	—	11
Issuance of common stock – restricted stock unit settlements	239,458	2	(2)	—	—	—	—
Stock-based compensation	—	—	7,640	—	—	—	7,640
Issuance of warrants by subsidiary	—	—	354	—	—	—	354
Non-controlling interest in American Bitcoin Corp.	—	—	(913)	—	930	—	17
Foreign currency translation adjustments	—	—	—	—	56	39,836	39,892
Net income attributable to Hut 8 Corp.	—	—	—	137,312	—	—	137,312
Net income attributable to non-controlling interests	—	—	—	—	171	—	171
Balance, June 30, 2025	104,418,127	$1,044	$1,035,222	$235,053	$121,577	$(4,529)	$1,388,367
Issuance of Class A common stock by American Bitcoin Corp., net of issuance costs	—	—	51,572	—	36,420	—	87,992
American Bitcoin Corp. Class A common stock consideration for the ABTC Merger	—	—	85,989	—	49,834	—	135,823
Issuance of Class A common stock by American Bitcoin Corp. – warrant exercises	—	—	5,161	—	3,259	—	8,420
Warrants assumed by American Bitcoin Corp. from the ABTC Merger	—	—	18	—	—	—	18
Deferred income tax on American Bitcoin Corp. – equity transactions	—	—	(50,684)	—	—	—	(50,684)
Issuance of common stock – at-the-market offering, net of issuance costs	1,635,659	16	42,772	—	—	—	42,788
Issuance of common stock – stock option exercises	204,726	2	78	—	—	—	80
Issuance of common stock – restricted stock unit settlements	53,136	1	(1)	—	—	—	—
Stock-based compensation	—	—	6,696	—	—	—	6,696
Foreign currency translation adjustments	—	—	—	—	(9)	(16,433)	(16,442)
Net income attributable to Hut 8 Corp.	—	—	—	50,109	—	—	50,109
Net income attributable to non-controlling interests	—	—	—	—	503	—	503
Balance, September 30, 2025	106,311,648	$1,063	$1,176,823	$285,162	$211,584	$(20,962)	$1,653,670

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, in USD thousands, except share and per share data)

Nine Months Ended September 30, 2026

			Additional	Retained		Accumulated Other
	Common Stock		Paid-in	Earnings	Non-controlling	Comprehensive	Total
	Shares	Amount	Capital	(Accumulated Deficit)	Interests	(Loss) Income	Equity
Balance, December 31, 2025	110,091,358	$1,101	$1,425,775	$5,481	$267,545	$(10,432)	$1,689,470
Issuance of Class A common stock by American Bitcoin Corp., net of issuance costs	—	—	32,500	—	78,002	—	110,502
Deferred income tax on American Bitcoin Corp. – equity transactions	—	—	(8,539)	—	—	—	(8,539)
Issuance of common stock – at-the-market offering, net of issuance costs	2,101,363	21	120,099	—	—	—	120,120
Issuance of common stock – stock option exercises	124,619	1	47	—	—	—	48
Issuance of common stock – restricted stock unit settlements	228,910	2	(2)	—	—	—	—
Stock-based compensation	—	—	50,980	—	—	—	50,980
Foreign currency translation adjustments	—	—	—	—	5	(9,315)	(9,310)
Exercise of warrants issued by subsidiary	—	—	(283)	—	283	—	—
Sale of the Far North JV and non-controlling interest acquisition prior to sale	—	—	(7,815)	—	(2,212)	67	(9,960)
Net loss attributable to Hut 8 Corp.	—	—	—	(219,849)	—	—	(219,849)
Net loss attributable to non-controlling interest	—	—	—	—	(33,286)	—	(33,286)
Balance, March 31, 2026	112,546,250	$1,125	$1,612,762	$(214,368)	$310,337	$(19,680)	$1,690,176
Issuance of Class A common stock by American Bitcoin Corp., net of issuance costs	—	—	6,208	—	27,378	—	33,586
Issuance of Class A common stock by American Bitcoin Corp. – restricted stock unit settlements	—	—	(646)	—	646	—	—
Deferred income tax on American Bitcoin Corp. – equity transactions	—	—	(560)	—	—	—	(560)
Issuance of common stock – convertible note conversion	9,715,476	97	158,545	—	—	—	158,642
Issuance of common stock – stock option exercises	748,648	8	10,276	—	—	—	10,284
Issuance of common stock – restricted stock unit settlements	180,185	2	(2)	—	—	—	—
Stock-based compensation	—	—	51,748	—	—	—	51,748
Foreign currency translation adjustments	—	—	—	—	—	(12,701)	(12,701)
Net loss attributable to Hut 8 Corp.	—	—	—	(150,191)	—	—	(150,191)
Net loss attributable to non-controlling interest	—	—	—	—	(26,951)	—	(26,951)
Balance, June 30, 2026	123,190,559	$1,232	$1,838,331	$(364,559)	$311,410	$(32,381)	$1,754,033
Issuance of Class A common stock by American Bitcoin Corp. – restricted stock unit settlements	—	—	(10)	—	10	—	—
Deferred income tax on American Bitcoin Corp. – equity transactions	—	—	545	—	—	—	545
Repurchase and retirement of common stock	(953,802)	(10)	(74,694)	—	—	—	(74,704)
Issuance of common stock – stock option exercises	79,969	1	30	—	—	—	31
Issuance of common stock – restricted stock unit settlements	71,230	1	(1)	—	—	—	—
Stock-based compensation	—	—	65,147	—	—	—	65,147
Unrealized loss on restricted short-term investments, net of tax	—	—	—	—	—	(1,841)	(1,841)
Foreign currency translation adjustments	—	—	—	—	—	(2,480)	(2,480)
Net income attributable to Hut 8 Corp.	—	—	—	131,071	—	—	131,071
Net income attributable to non-controlling interest	—	—	—	—	58,423	—	58,423
Balance, September 30, 2026	122,387,956	$1,224	$1,829,348	$(233,488)	$369,843	$(36,702)	$1,930,225

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in USD thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities
Net (loss) income	$(240,783)	$53,776
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	118,315	62,152
Amortization of operating right-of-use assets	2,733	1,933
Non-cash lease expense	1,943	1,819
Stock-based compensation	166,850	17,751
Equity in earnings of unconsolidated joint venture	(17,466)	(4,621)
Distributions of earnings from unconsolidated joint venture	27,450	36,459
ASIC compute revenue	(192,711)	(108,613)
Loss (gain) on digital assets	20,465	(181,841)
Proceeds from sale of digital assets	36,309	—
Deferred tax assets and liabilities	(35,651)	26,175
Foreign exchange loss (gain)	5,547	(1,593)
Amortization of debt discounts and issuance costs	2,880	498
Amortization and accretion on investments, net	(6,881)	—
(Gain) loss on sale of property, equipment, and other assets	(3,306)	3,609
Gain on other investments	(23,686)	—
Loss (gain) on derivatives and other financial liabilities	4,286	(8,347)
Gain on sale of the Far North JV, net of transaction costs	(34,711)	—
Paid-in-kind interest expense	4,395	15,979
Asset contribution costs	—	22,780
Changes in assets and liabilities:
Accounts receivable, net	25,229	542
Deposits, prepaid expenses, and other assets	(7,466)	(17,551)
Income taxes receivable	341	(1,432)
Income taxes payable	6,150	—
Accounts payable and accrued expenses	83	6,708
Interest payable	138,820	—
Deferred revenue	965	(4,238)
Operating lease liabilities	(5,131)	(3,811)
Net cash used in operating activities	(5,031)	(81,866)

Investing activities
Proceeds from sale of digital assets	74,833	3,737
Bitcoin purchased	(65,317)	(287,780)
Other digital assets purchased	—	(25,000)
Purchases of restricted short-term investments	(2,832,591)	—
Net proceeds from call options premium	2,533	—
Deposits for future sites	(25,951)	—
Purchases of property and equipment	(1,092,208)	(147,898)
Proceeds from sale of property, equipment, and other assets	2,676	5,218
Net proceeds from sale of the Far North JV, net of cash divested	64,765	—
Additions to intangible assets	—	(1,011)
Cash acquired from ABTC Merger	—	894
Net cash used in investing activities	(3,871,260)	(451,840)

Financing activities
Proceeds from loans and notes payable	7,700,000	65,000
Proceeds from subsidiary warrants exercised	—	6
Net proceeds from covered call options premium	—	9,510
Repayments of loans and notes payable	(227,575)	(36,514)
Debt issuance costs paid	(99,104)	—
Principal payments on finance lease	(957)	(2,170)
Settlement of finance lease obligation in connection with sale of the Far North JV	(20,756)	—
Cash paid to buyout non-controlling interest of the Far North JV	(9,960)	—
Repurchase and retirement of common stock	(74,704)	—
Proceeds from the issuance of common stock – stock option exercises	10,363	218
Proceeds from the issuance of common stock – at-the-market offering, net of issuance costs	120,120	154,799
Proceeds from the issuance of American Bitcoin Corp. Class A common stock – at-the-market offering, net of issuance costs	144,088	87,992
Proceeds from the issuance of American Bitcoin Corp. Class A common stock – non-at-the-market offering, net of issuance costs	—	205,275
Proceeds from other financial liability	—	3,500
Net cash provided by financing activities	7,541,515	487,616

Effect of exchange rate changes on cash, restricted cash, and cash equivalents	(1,013)	84
Net increase (decrease) in cash, restricted cash, and cash equivalents	3,664,211	(46,006)
Cash, restricted cash, and cash equivalents, beginning of period	48,614	85,635
Cash, restricted cash, and cash equivalents, end of period	$3,712,825	$39,629

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Hut 8 Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in USD thousands)

	Nine Months Ended
	September 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$16,298	$6,614
Cash paid for income taxes, net of refunds	$1,872	$1,669

Non-cash transactions
Reclassification of deposits, prepaid expenses, and other assets to property and equipment	$156,850	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$13,289	$16
Compute revenue receivable, net	$935	$—
Property and equipment acquired under miner purchase liability	$16,306	$352,980
Property and equipment acquired under accounts payable and accrued expenses	$41,669	$—
Property and equipment acquired through exchange of right-of-use asset – Far North JV	$16,944	$—
Unpaid interest capitalized to property and equipment	$22,159	$—
Bitcoin redemption and put options acquired under miner purchase liability	$23,227	$—
Settlement of miner purchase liability with pledged Bitcoin upon expiration of Bitcoin redemption option	$100,910	$—
Assets acquired, including goodwill, assumed on ABTC Merger, net of cash acquired	$—	$134,929
Issuance of common stock - restricted stock unit settlements	$5	$5
Issuance of warrants by subsidiary as finance lease payments	$—	$1,803
Stock-based compensation capitalized in property and equipment, net	$1,025	$378
Subsidiary warrants exercised	$283	$5,155
Digital assets received for the issuance of Class A common stock by American Bitcoin Corp.	$—	$10,000
Issuance of common stock – convertible note conversion	$158,642	$—
Debt issuance costs included in accounts payable and accrued expenses	$11,821	$—
Reconciliation of cash, restricted cash, and cash equivalents to the Unaudited Condensed Consolidated Balance Sheets:
Cash	$156,865	$33,493
Restricted cash and cash equivalents	3,555,960	6,136
Total cash, restricted cash, and cash equivalents	$3,712,825	$39,629

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Note 1. Organization

Nature of operations and corporate information

Hut 8 Corp. (together with its consolidated subsidiaries, the "Company" or "Hut 8") is an energy infrastructure platform integrating power, digital infrastructure, and compute at scale to fuel next-generation, energy-intensive technologies. The Company develops, commercializes, and operates industrial-scale energy and data center infrastructure through a power-first, innovation-driven approach. The Company was incorporated in Delaware in January 2023.

Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements

Basis of presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all the information and footnotes required by GAAP for complete financial statements. As such, the information included in this Quarterly Report should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 2025, and related notes thereto, included in the Annual Report.

Interim results are not necessarily indicative of results for a full year.

The U.S. Dollar is the functional and presentation currency of the Company.

Significant accounting policies followed by the Company in the preparation of the accompanying Unaudited Condensed Consolidated Financial Statements are summarized below.

Principles of consolidation

These Unaudited Condensed Consolidated Financial Statements of the Company include the accounts of the Company and its controlled subsidiaries. Consolidated subsidiaries' results are included from the date the subsidiary was formed or acquired. Intercompany balances and transactions have been eliminated in consolidation.

Unconsolidated investments in which the Company does not have a controlling interest but does have significant influence are accounted for as equity method investments, with earnings recorded in Other (expenses) income. These investments are included in long-term assets and the Company's proportionate share of income or loss is included in Other (expenses) income.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company believes that the reclassifications do not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements and related disclosures. The impact on any prior period disclosures is immaterial.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its Unaudited Condensed Consolidated Financial Statements and ensures that there are proper controls in place to ascertain that the Company's Unaudited Condensed Consolidated Financial Statements properly reflect the change.

In May 2026, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) ("ASU 2026-02"). ASU 2026-02 provides recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. This update is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of adopting this standard. Adoption of ASU 2026-02 requires retrospective application through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption.

In December 2025, FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). Among other amendments to various Topics within the FASB Accounting Standards Codification, ASU 2025-12 clarifies dilutive earnings per share treatment for certain contracts that may be settled in stock or cash when a company has a loss from continuing operations. This update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of adopting this standard. For earnings per share amendments, adoption of ASU 2025-12 requires retrospective application to each prior reporting period presented.

In September 2025, FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) ("ASU 2025-07"). With respect to Topic 815, ASU 2025-07 refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This update is effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently assessing the impact of adopting this standard. ASU 2025-07 may be applied using a prospective or modified retrospective transition approach.

In September 2025, FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs, and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adopting the standard. ASU 2025-06 may be applied using a prospective transition, modified transition, or retrospective transition approach.

In January 2025, FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2025-01 was issued to clarify the effective date for ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public business entities to provide additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization related to oil-and-gas producing activities. ASU 2024-03 is effective for the first annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adopting the standard. ASU 2024-03 may be applied prospectively or retrospectively.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company's Unaudited Condensed Consolidated Financial Statements include estimates associated with revenue recognition, determining the useful lives and recoverability of long-lived assets, impairment analysis of finite-lived intangibles, goodwill and digital assets, stock-based compensation, and current and deferred income tax assets (including the associated valuation allowance) and liabilities.

Cash and cash equivalents

Cash includes cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal or use. The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of September 30, 2026, the Company's cash equivalents consisted of money market funds, U.S. government securities, commercial paper, and corporate debt securities held within the project accounts described in Restricted cash and cash equivalents below. The Company had no cash equivalents as of December 31, 2025. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company's deposits are held at financial institutions that management believes to be of high credit quality. To date, the Company has not experienced any losses on these deposits.

Restricted cash and cash equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents subject to restrictions on withdrawal or use under certain contractual arrangements. As of September 30, 2026, restricted cash and cash equivalents principally consisted of the net proceeds of the River Bend Notes and the Beacon Point Notes (each as defined in Note 11. Loans, notes payable, and other financial liabilities) held in project accounts required under the respective indentures. These project accounts, including construction and debt service reserve accounts, are restricted for use in the development and construction of the Company's data center projects and the payment of related debt service. Restricted cash and cash equivalents also included cash balances supporting commercial letters of credit. As of December 31, 2025, restricted cash and cash equivalents principally consisted of cash balances supporting commercial letters of credit. See Note 11. Loans, notes payable, and other financial liabilities for further information.

Investments

The Company's investments primarily consist of available-for-sale ("AFS") securities. AFS debt securities include commercial paper, U.S. government securities, and corporate debt securities. AFS debt securities are recorded at fair value with unrealized gains and losses recorded in Accumulated other comprehensive (loss) income. AFS securities with original maturities greater than three months at the date of purchase are included in Restricted short-term investments in the Company's Unaudited Condensed Consolidated Balance Sheets. Interest, dividends, amortization, and accretion on these investments are included within Interest income in the Company's Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The cost of AFS securities sold is based on the specific identification method. Realized gains and losses on the sale of AFS investments are recorded in Other (expenses) income.

For AFS debt securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either condition is met, the difference between the amortized cost and fair value is recognized in earnings. If the Company does not intend to sell and is not required to sell the security before recovery, the Company evaluates whether the decline is due to credit-related factors. Losses due to credit-related factors, if any, are recognized through an allowance for credit losses with a corresponding charge to earnings, and any remaining unrealized loss is recognized in Other comprehensive income (loss).

Other investments

In January 2024, the Company acquired 374,261 shares of Class A common stock of Ionic Digital Inc. ("Ionic") for $6.4 million in cash pursuant to a contribution agreement and recorded the amount in Other investments in the Company's Unaudited Condensed Consolidated Balance Sheets. Prior to Ionic's Class A common stock becoming publicly traded in July 2026, the investment was accounted for under the measurement alternative in FASB ASC Topic 321, Investments—Equity Securities ("ASC 321"), at cost less impairment, adjusted for observable price changes. Following Ionic's public listing of its Class A common stock, the investment is measured at fair value using quoted market prices (Level 1), with changes in fair value recognized in Other (expenses) income in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2026, the Other investments had a fair value of $30.1 million, and the Company recognized an unrealized gain of $23.7 million for the three and nine months ended September 30, 2026.

Debt issuance costs

Debt issuance costs are presented as a direct deduction from the carrying amount of the related loans and notes payable and amortized to interest expense over the term of the related debt using the effective interest method. Costs related to the revolving credit facility are recorded within Deposits, prepaid expenses, and other assets in the Company's Unaudited Condensed Consolidated Balance Sheets and amortized to interest expense on a straight-line basis over the term of the facility. For more information on the Company's loans and notes payable, see Note 11. Loans, notes payable, and other financial liabilities.

Fair value measurement

The Company's financial assets and liabilities are accounted for in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820") which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 — Observable, market-based inputs, other than quoted prices included in Level 1, for the assets or liabilities either directly or indirectly.

Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or a liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

Assets and liabilities measured at fair value on a recurring basis

In determining the fair value of its digital assets, the Company uses quoted prices as determined by the Company's principal market, which is the Coinbase exchange. As such, the Company's digital assets were determined to be Level 1 assets.

The Company determines the fair value of its other investments using quoted prices in active markets for identical securities (Level 1), and the Company determines the fair value of its restricted short-term investments using a market approach utilizing observable market inputs (Level 2).

The Company estimates the fair value of its Bitcoin redemption and put options using the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset's implied volatility, the risk-free interest rate, and the expected term of the redemption option. As of September 30, 2026, these options were only held by American Bitcoin Corp.

See Derivatives below for a description of certain of the Company's derivative instrument accounting policies.

In estimating the fair value of its call options sold on Bitcoin that it owns, the Company uses the Black model, which includes several inputs and assumptions, including the forward price of the underlying asset (Bitcoin), the underlying asset's implied volatility, the risk-free interest rate, and the expected term of the options. The expected term of the options is the contractual term of the options given the options can only be exercised on their expiry date (i.e., European-style options). The Company determined that the call options are Level 2 liabilities given all inputs are observable, but the options themselves are not traded in an active market.

The Company estimated the fair value of its other financial liability using the Probability-Weighted Expected Return Method ("PWERM"), which includes significant unobservable inputs, including the instrument's estimated credit spread, and as a result, the Company determined that the other financial liability is a Level 3 liability. For quantitative disclosure on the inputs used to estimate the fair value of the Company's other financial liability, see Note 11. Loans, notes payable, and other financial liabilities. For a description of the Company's other financial liability accounting policy, see Other financial liability in Note 2 of the Company's Consolidated Financial Statements for the year ended December 31, 2025.

The Company estimated the fair value of the ABTC-Gryphon Warrants (as defined in Note 12. Derivatives) using the Black-Scholes pricing model, which includes unobservable inputs, including the expected term of the warrants, and as a result, the Company determined that the warrant liability is a Level 3 liability. For quantitative disclosure on the inputs used to estimate the fair value of the ABTC-Gryphon Warrants, see Note 12. Derivatives. See Warrant liability for a description of the ABTC-Gryphon Warrants' accounting policy.

See Note 5. Fair value measurements and investments for information regarding the Company's assets and liabilities measured at fair value on a recurring basis and their classification within the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company's non-financial assets, including goodwill, intangible assets, operating lease right-of-use assets, assets held for sale, and property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset's projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. The Company had nil impairment from its operations related to its non-financial assets and liabilities measured on a non-recurring basis during the three and nine months ended September 30, 2026 and 2025, respectively. See the Impairment of long-lived assets and Goodwill accounting policies below for additional information.

The carrying amounts of the Company's financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, interest payable, and accrued expenses, approximate fair value due to the short-term nature of these instruments. The carrying values of loans and notes payable and other long-term liabilities approximate fair value, unless otherwise disclosed separately, as the related interest rates approximate rates currently available to the Company. See Derivatives below for a description of the Company's derivative instrument accounting policy and Note 11. Loans, notes payable, and other financial liabilities for additional disclosures on the Company's loans, notes payable, and other financial liabilities.

Digital assets

Digital assets are accounted for as intangible assets in accordance with ASC Topic 350-60, Intangibles—Goodwill and Other, Crypto Assets ("ASC 350-60") after early adoption of ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"), and are measured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price from the Company's principal market, which is the Coinbase exchange, in accordance with ASC 820. Since digital assets are traded on a 24-hour basis, the Company utilizes the price as of midnight UTC time, which aligns with the Company's Bitcoin mining revenue recognition cut-off. Changes in fair value are recognized in (Gain) loss on digital assets, within Operating income (loss) in the Company's Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). When the Company sells digital assets, gains or losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a first-in, first-out basis and are also recorded within the same line item (Gain) loss on digital assets.

Cash proceeds as a result of digital assets received from Bitcoin mining that are converted nearly immediately into cash are classified as operating activities in the Company's Unaudited Condensed Consolidated Statements of Cash Flows. Cash proceeds from other sales of digital assets are classified as investing activities in the Company's Unaudited Condensed Consolidated Statements of Cash Flows.

Digital assets are classified as current assets when the Company expects to sell or otherwise use them within twelve months of the balance sheet date, including Bitcoin designated for sale subsequent to period end, Bitcoin pledged as collateral under borrowings maturing within twelve months that are not expected to be refinanced, and Bitcoin pledged for miner purchases for which the redemption period ends within twelve months. All other digital assets are classified as non-current.

Impairment of long-lived assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability at the asset group level, representing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is assessed by comparing the carrying amount of the asset group to the undiscounted expected future cash flows from its use and eventual disposition. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the asset group.

When recognized, impairment losses related to long-lived assets held and used in operations are recorded as operating expenses in the Company's Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For the nine months ended September 30, 2026 and 2025, no impairment losses related to long-lived assets were recorded.

Goodwill

Goodwill represents the cost of a business acquisition in excess of the fair value of the identifiable net assets acquired. Goodwill is not amortized and is tested for impairment at the reporting unit level at least annually and between annual tests whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Impairment of goodwill

During the third quarter of 2026, the Company changed the timing of its annual goodwill impairment test from December 31 to September 30. The Company believes this change is preferable as it better aligns with its annual financial reporting and planning processes. The change did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.

In performing the goodwill impairment test, the Company may first perform a qualitative assessment, which requires the Company to consider relevant events and circumstances, including changes in macroeconomic conditions, industry and market conditions, financial performance, business strategy and other reporting unit-specific factors.

If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or elects to bypass the qualitative assessment, the Company performs a quantitative goodwill impairment test by comparing the fair value of the reporting unit to its carrying amount, including goodwill. To determine the fair value, the Company uses the income approach, the market approach, or both, depending on which best reflects the fair value of the reporting unit in the circumstances. The income approach is based on estimated discounted future cash flows, and the market approach is based on comparable publicly traded companies in similar lines of business. Cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. An impairment loss is recognized to the extent the carrying amount of the reporting unit exceeds its fair value, limited to the goodwill allocated to the reporting unit.

When recognized, goodwill impairment losses are recorded as operating expenses in the Company's Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For the nine months ended September 30, 2026 and 2025, no goodwill impairment losses were recorded.

Capitalized interest

The Company capitalizes interest cost incurred on its project-level debt during the period required to construct, develop, and prepare qualifying assets for their intended use, in accordance with FASB ASC Topic 835-20, Interest – Capitalization of Interest ("ASC 835-20"). Qualifying assets consist of data center and energy infrastructure projects under construction for which expenditures have been incurred and construction activities are in progress. Capitalization of interest commences when expenditures for the qualifying asset have been made, activities necessary to prepare the asset for its intended use are underway, and interest cost is being incurred; it ceases when the asset is substantially complete and ready for its intended use.

The total amount of interest capitalized in any period does not exceed the total interest cost incurred during that period. Capitalized interest is recorded within property and equipment as part of construction in progress.

Derivatives

The Company accounts for the derivative contracts it enters into, including Bitcoin redemption and put options, call options, the separated embedded derivative from the convertible note (through its conversion date), and warrant liability as follows:

Bitcoin redemption and put options

American Bitcoin has entered into agreements to purchase property and equipment that include pledges of Bitcoin, rights to make future pledges of Bitcoin, and rights to redeem the pledged Bitcoin for certain periods after the relevant redemption periods start. These Bitcoin redemption and put options do not qualify as accounting hedges under FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"). Accordingly, American Bitcoin carries its Bitcoin redemption and put options at fair value, and any gains or losses are recognized in profit or loss.

Separated embedded derivative from the convertible note

The Company evaluates and accounts for derivatives embedded in its convertible instruments in accordance with ASC 815. Accordingly, the Company has assessed if embedded derivatives should be separated from its host contract and accounted for as a derivative instrument based on whether all three ASC 815 criteria are met: (1) the economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract, (2) the hybrid instrument is not remeasured at fair value under GAAP with changes in fair value reported in earnings as they occur, and (3) a separate instrument with the same terms as the embedded derivative would be a derivative instrument. ASC 815 also provides an exception to this rule when the host instrument is deemed to be a conventional convertible debt instrument as defined in the FASB ASC topic. The Company identified embedded derivatives in the Coatue Note, which was a convertible instrument it issued in June 2024, including conversion options, other redemption features, and contingently exercisable options. The Company determined that the Contingent Repurchase Right (as defined in Note 11. Loans, notes payable, and other financial liabilities) in such convertible instrument was an embedded derivative that should be separated from its host contract and accounted for as a derivative instrument as per ASC 815. The conversion option was indexed to the Company's common stock and met the criteria for classification in stockholders' equity, and therefore derivative accounting did not apply. The other embedded derivatives did not meet all three previously mentioned ASC 815 criteria, and therefore were not separated from their host contract. Prior to its derecognition, the Company accounted for the separated embedded derivative as a derivative instrument carried at fair value, with gains or losses recognized in profit or loss. In May 2026, the Coatue Note was converted into shares of the Company's common stock, and the related separated embedded derivative from the convertible note was derecognized. Accordingly, there was no separated embedded derivative from the convertible note outstanding as of September 30, 2026.

Call options

From time to time, the Company has sold call options to generate cash flows on a portion of its Bitcoin held. These options do not qualify as accounting hedges under ASC 815. Accordingly, the Company carries its call options at fair value, and any gains or losses are recognized in profit or loss.

Warrant liability

American Bitcoin assumed certain warrants in the ABTC Merger (as defined in Note 12. Derivatives) that meet the definition of a derivative under ASC 815, and due to the terms, the warrants are required to be classified as a liability. American Bitcoin carries its warrant liability at fair value, and any gains or losses are recognized in profit or loss.

Stock repurchases

Shares of common stock repurchased under the Company's stock repurchase program are retired upon repurchase. The cost of repurchased shares, including commissions and other direct costs, is recorded as a reduction of common stock for the par value of the shares retired, with the excess of the repurchase price over par value charged to additional paid-in capital. No amounts are charged to retained earnings (accumulated deficit) in connection with share repurchases. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and repurchases may be suspended or discontinued at any time. The Company's share repurchases, net of qualifying share issuances, are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. Any applicable excise tax is accrued and recorded as a reduction to additional paid-in capital. For more details, refer to the At-the-Market Offering and Stock Repurchase Programs section in Note 14. Equity.

Net income (loss) per share attributable to common stockholders

Basic net income (loss) per share of common stock attributable to the Company is computed by dividing net income (loss) attributable to the Company, adjusted for the impact of subsidiary warrants exercisable for little or no cash consideration ("Penny Warrant(s)") issued by a former consolidated subsidiary that was sold in February 2026, as described in Note 3. Far North JV sale, by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income (loss) per share of common stock attributable to the Company is computed by giving effect to all potentially dilutive shares of common stock, including stock options, restricted stock units, deferred stock units, performance stock units, and common stock purchase warrants to the extent dilutive under the treasury-stock method, the numerator adjustments arising from the warrant liability assumed by a consolidated subsidiary and subsidiary equity awards, both to the extent dilutive, and potential shares of common stock issuable upon conversion of the Company's convertible note under the if-converted method. Under the if-converted method, net income (loss) attributable to the Company is adjusted by the effect, net of tax, of potentially dilutive shares computed under this method. Contingently issuable shares whose issuance is contingent upon the satisfaction of certain conditions are considered outstanding and included in the computation of diluted net income (loss) per share of common stock attributable to the Company if all necessary conditions have been satisfied by the end of the period or if the end of the period is deemed the end of the contingently issuable shares' contingency period. In computing potentially dilutive shares of common stock, each class of shares is applied to basic net income (loss) per share of common stock attributable to the Company on a most to least dilutive basis until a particular class no longer produces further dilution, if applicable.

Non-controlling interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company and are reported as a component of equity on the Company's Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2026, the non-controlling interest on the Company's Unaudited Condensed Consolidated Balance Sheets consists of 46.37% ownership by third parties in American Bitcoin (as defined below). For more details, refer to American Bitcoin reverse stock split and non-controlling interest section in Note 14. Equity. Previously, there was a non-controlling interest in the Company's formerly consolidated subsidiary, Far North Power Corp. (the "Far North JV"), prior to its sale. For more details, refer to Note 3. Far North JV sale.

Note 3. Far North JV sale

On February 2, 2026, the Company closed on its share purchase agreement ("Far North SPA") with TransAlta Corporation ("TransAlta"), under which TransAlta acquired 100% of the Far North JV which owned and operated a 310-megawatt portfolio of four natural gas-fired power plants in Ontario. TransAlta paid cash consideration in Canadian Dollars (C$), and the total amount paid at closing was $75.4 million (C$105.1 million). Pursuant to the Far North SPA, immediately prior to the sale of the Far North JV to TransAlta, (1) the non-controlling interest exercised 2,000,000 Penny Warrants of the Far North JV, (2) the Company acquired the non-controlling interest in the Far North JV for $10.0 million (C$13.9 million), (3) the Company received $7.4 million (C$10.4 million) for the repayment of indebtedness owed by the Far North JV to the Company, and (4) $27.9 million (C$38.9 million) was paid to the finance lease lessor to buy out the finance lease at the Far North JV's Iroquois Falls, Ontario power plant. In June 2026, the Company finalized the working capital adjustment related to the sale of the Far North JV and, as a result, received $1.1 million (C$1.6 million) in cash and recognized a corresponding increase in the gain on sale.

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

(1)
The finance lease buyout comprised $3.2 million in indirect taxes and $24.7 million for the lease buyout, which exceeded the associated lease liability's carrying amount immediately prior to the sale of $20.8 million by $3.9 million.

The results of operations of the Far North JV were part of the Power Generation business, under the Company's Power segment. The divestiture did not meet the criteria to be classified as discontinued operations as it did not represent a strategic shift that would have a major effect on the Company's operations or financial results.

Note 4. Segment information

The following table presents gross revenue, gross cost of revenue and certain reconciling items for the Company's reportable segments, reconciled to the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Certain reconciling items, including general and administrative expenses, are presented on a gross basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2026	2025	2026	2025
Reportable segment revenue:
Power	$5,206	$17,976	$18,814	$31,205
Digital Infrastructure	36,595	31,859	98,123	48,995
Compute	68,428	70,036	206,873	120,449
Eliminations	(39,158)	(36,361)	(106,790)	(54,025)
Total segment and consolidated revenue	$71,071	$83,510	$217,020	$146,624

Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	2,225	7,588	7,814	16,851
Cost of revenue – Digital Infrastructure	26,186	22,909	67,915	38,295
Cost of revenue – Compute	39,435	30,291	108,149	61,279
Eliminations	(37,621)	(28,458)	(101,214)	(43,660)
Total segment and consolidated cost of revenue	$30,225	$32,330	$82,664	$72,765

Reconciling items:
Depreciation and amortization	(40,146)	(27,795)	(118,315)	(62,152)
General and administrative expenses	(101,092)	(33,761)	(262,951)	(87,440)
Gain (loss) on digital assets	413,789	76,595	(20,465)	181,841
Gain (loss) on sale of property, equipment, and other assets	3,273	(1,467)	3,306	(3,609)
Foreign exchange gain (loss)	392	(1,530)	(5,547)	1,593
Interest expense	(105,512)	(8,616)	(165,915)	(24,481)
Interest income	61,769	—	88,854	—
Asset contribution costs	—	—	—	(22,780)
(Loss) gain on derivatives and other financial liabilities	(62,750)	4,930	(4,286)	8,347
Gain on sale of the Far North JV, net of transaction costs	—	—	34,711	—
Gain on other investments	23,686	—	23,686	—
Equity in earnings of unconsolidated joint venture	5,365	2,192	17,466	4,621
Income tax (provision) benefit	(51,663)	(19,019)	28,741	(26,388)
General and administrative expenses eliminations	1,537	7,903	5,576	10,365
Net income (loss)	$189,494	$50,612	$(240,783)	$53,776

Less: Net (income) loss attributable to non-controlling interests	(58,423)	(503)	1,814	(244)
Net income (loss) attributable to Hut 8 Corp.	$131,071	$50,109	$(238,969)	$53,532

The following table presents summarized information for revenue by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2026	2025	2026	2025
Revenue
United States	$68,863	$73,327	$206,662	$120,754
Canada	2,208	10,183	10,358	25,870
Total revenue	$71,071	$83,510	$217,020	$146,624

The following table presents summarized information for long-lived assets by geographic area:

	September 30,	December 31,
(in USD thousands)	2026	2025
United States	$1,845,660	$588,592
Canada	16,089	54,652
Total Long-Lived Assets	$1,861,749	$643,244

Note 5. Fair value measurements and investments

The Company's assets and liabilities measured at fair value on a recurring basis include investments, digital assets, and other financial instruments.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis and the Company's estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2026 and December 31, 2025:

	Fair value measured at September 30, 2026
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	September 30,	active markets	inputs	inputs
(in USD thousands)	2026	(Level 1)	(Level 2)	(Level 3)
Restricted cash equivalents	$3,224,278	$2,458,156	$766,122	$—
Restricted short-term investments	2,838,531	—	2,838,531	—
Digital assets	1,405,800	1,405,800	—	—
Bitcoin redemption and put options	115,738	—	115,738	—
Other investments	30,064	30,064	—	—
Other financial liability	(3,275)	—	—	(3,275)
Call options	(1,040)	—	(1,040)	—
Warrant liability	(49)	—	—	(49)

	Fair value measured at December 31, 2025
	Total carrying		Significant other	Significant
	value at	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
(in USD thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Digital assets	$1,386,228	$1,386,228	$—	$—
Bitcoin redemption and put options	117,402	—	117,402	—
Other financial liability	(2,544)	—	—	(2,544)
Warrant liability	(146)	—	—	(146)

The following tables present the fair value hierarchy and classification of the Company's restricted cash equivalents and restricted short-term investments as of September 30, 2026:

	September 30, 2026
(in USD thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Restricted cash equivalents	Restricted short-term investments
Corporate debt securities	$53,754	$5	$(71)	$53,688	$1,244	$52,444
U.S. government securities	1,657,562	5	(2,047)	1,655,520	378,965	1,276,555
Commercial paper	1,895,764	—	(319)	1,895,445	385,913	1,509,532
Money market funds	2,458,156	—	—	2,458,156	2,458,156	—
Total restricted cash equivalents and restricted short-term investments	$6,065,236	$10	$(2,437)	$6,062,809	$3,224,278	$2,838,531

	September 30, 2026
(in USD thousands)	Fair value	Level 1	Level 2	Level 3
Corporate debt securities	$53,688	$—	$53,688	$—
U.S. government securities	1,655,520	—	1,655,520	—
Commercial paper	1,895,445	—	1,895,445	—
Money market funds	2,458,156	2,458,156	—	—
Total	$6,062,809	$2,458,156	$3,604,653	$—

Restricted cash equivalents of $3.2 billion presented above are included within Restricted cash and cash equivalents of $3.6 billion on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026. The remaining $331.7 million comprises restricted cash held in bank deposits.

As of September 30, 2026, all of the Company's restricted short-term investments had contractual maturity dates within one year.

For investments with unrealized loss positions, the Company does not intend to sell these securities, and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of September 30, 2026. No security has been in a loss position for twelve months or more as of September 30, 2026.

Accrued restricted interest receivable is excluded from the amortized cost and fair value of the Company's marketable securities. Accrued restricted interest receivable of $8.7 million and nil were presented separately within Deposits, prepaid expenses, and other assets on the Company's Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. The Company does not measure an allowance for credit losses on accrued restricted interest receivable and writes off uncollectible amounts by reversing interest income in the period in which such amounts are determined to be uncollectible.

Note 6. Digital assets

Digital assets on the Company's Unaudited Condensed Consolidated Balance Sheets consist of Bitcoin and Investment Tokens (as defined below) as of September 30, 2026.

Bitcoin

The following table presents the changes in the carrying amount of Bitcoin as of September 30, 2025 and September 30, 2026:

(in USD thousands)	Amount
Balance as of December 31, 2024	$949,500
Revenue recognized from Bitcoin mined	12,341
Carrying value of Bitcoin sold	(3,433)
Change in fair value of Bitcoin	(112,392)
Foreign currency translation adjustments	1,228
Balance as of March 31, 2025	$847,244
Revenue recognized from Bitcoin mined	30,318
Bitcoin contributed	10,000
Carrying value of Bitcoin sold	(299)
Change in fair value of Bitcoin	217,646
Foreign currency translation adjustments	38,270
Balance as of June 30, 2025	$1,143,179
Revenue recognized from Bitcoin mined	65,954
Bitcoin assumed from the ABTC Merger	86
Bitcoin purchased	287,780
Carrying value of Bitcoin sold	(5)
Change in fair value of Bitcoin	81,957
Foreign currency translation adjustments	(16,685)
Balance as of September 30, 2025	$1,562,266

Number of Bitcoin held as of September 30, 2025	10,343
Number of Bitcoin pledged to Bitmain as of September 30, 2025	3,353
Cost basis of Bitcoin held as of September 30, 2025	857,911
Realized gains on the sale of Bitcoin for the three months ended September 30, 2025	1
Realized gains on the sale of Bitcoin for the nine months ended September 30, 2025	905

Balance as of December 31, 2025	$1,371,903
Revenue recognized from Bitcoin mined	62,117
Bitcoin mining revenue earned in prior period received in current period	812
Bitcoin purchased	61,317
Bitcoin mining revenue not received	(646)
Carrying value of Bitcoin disposed to settle miner purchase liability	(81,163)
Change in fair value of Bitcoin	(291,238)
Foreign currency translation adjustments	(8,945)
Balance as of March 31, 2026	$1,114,157
Revenue recognized from Bitcoin mined	67,238
Bitcoin mining revenue earned in prior period received in current period	646
Bitcoin purchased	4,000
Bitcoin mining revenue not received	(581)
Change in fair value of Bitcoin	(134,682)
Foreign currency translation adjustments	(14,263)
Balance as of June 30, 2026	$1,036,515
Revenue recognized from Bitcoin mined	63,356
Bitcoin mining revenue earned in prior period received in current period	581
Bitcoin mining revenue not received	(935)
Carrying value of Bitcoin sold	(111,151)
Change in fair value of Bitcoin	414,271
Foreign currency translation adjustments	(2,346)
Balance as of September 30, 2026	$1,400,291

Number of Bitcoin held as of September 30, 2026	16,787
Number of Bitcoin pledged to Bitmain as of September 30, 2026	3,090
Cost basis of Bitcoin held as of September 30, 2026	$1,135,373
Realized gains on the sale or disposition of Bitcoin for the three months ended September 30, 2026	$39,943
Realized gains on the sale or disposition of Bitcoin for the nine months ended September 30, 2026	$42,475

As of September 30, 2026, the Company's Bitcoin was either held in segregated custody accounts for the benefit of the Company, held in segregated custody accounts under the Company's ownership and pledged as collateral under a borrowing arrangement, or held by Bitmain Technologies Delaware Limited (together with its affiliates, "Bitmain") for the Bitcoin pledged in connection with the 2025 ABTC Bitmain Purchase Agreement (as defined below) and 2026 ABTC Bitmain Purchase Agreement (as defined below) for miner purchases from them. The details of the Bitcoin are as follows:

	Amount		Number of digital assets
(in USD thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Current
Bitcoin held in custody	$179,176	$—	2,148	—
Total current Bitcoin – held in custody	179,176	—	2,148	—

Current
Bitcoin pledged for miner purchase	198,947	84,688	2,385	968
Total current Bitcoin – pledged for miner purchase	198,947	84,688	2,385	968

Current
Bitcoin pledged as collateral	404,592	—	4,850	—
Total current Bitcoin – pledged as collateral	404,592	—	4,850	—

Non-current
Bitcoin held in custody	558,749	647,654	6,699	7,402
Total non-current Bitcoin – held in custody	558,749	647,654	6,699	7,402

Non-current
Bitcoin pledged for miner purchase	58,827	242,937	705	2,776
Total non-current Bitcoin – pledged for miner purchase	58,827	242,937	705	2,776

Non-current
Bitcoin pledged as collateral	—	396,624	—	4,533
Total non-current Bitcoin – pledged as collateral	—	396,624	—	4,533

Total Bitcoin	$1,400,291	$1,371,903	16,787	15,679

In November 2024, the Company entered into an agreement with Bitmain to purchase approximately 30,000 Bitmain Antminer S21+ ASIC miners (as amended, the "Bitmain Purchase Agreement") and, in December 2024, pledged 968 Bitcoin to Bitmain, subject to the Company's right to redeem the Bitcoin for cash at a mutually agreed upon fixed price. After the redemption period was extended several times during 2025, the Company elected not to redeem in January 2026, the right expired, and Bitmain retained the pledged Bitcoin as consideration for the miners.

During 2024, the Company also entered into an ASIC colocation contract with Bitmain at its Vega site, which included an option to purchase the hosted miners at a fixed price. On March 31, 2025, the Company entered into a Put Option Agreement (the "Put Option Agreement") with American Bitcoin (as defined below), giving it the right to put to American Bitcoin any miners purchased under this option.

On August 5, 2025, pursuant to a put option agreement with American Bitcoin, the Company assigned its option to purchase up to approximately 17,280 Bitmain Antminer U3S21EXPH ASIC miners (collectively, the "Bitmain Miners"), representing a total of approximately 14.86 exahash per second ("EH/s"), to American Bitcoin. American Bitcoin exercised the option on August 5, 2025 and entered into an On-Rack Sales and Purchase Agreement (the "2025 ABTC Bitmain Purchase Agreement") with Bitmain to purchase the Bitmain Miners in one or more tranches for a total purchase price of up to approximately $320.0 million, not including any applicable tariffs, duties or similar charges.

Concurrently with the execution of the 2025 ABTC Bitmain Purchase Agreement, American Bitcoin purchased 16,299 of the Bitmain Miners, representing a total of approximately 14.02 EH/s, for a total purchase price of approximately $314.0 million, paid through the pledge of 2,234 Bitcoin at a mutually agreed upon fixed price. Such purchase price was reduced by the application of a deposit and certain expenses of approximately $46.0 million previously paid to Bitmain. In September 2025, American Bitcoin purchased the remaining 981 Bitmain Miners for a total purchase price of $18.9 million, paid through the pledge of 151 Bitcoin at a mutually agreed upon fixed price, net of certain hosting credits. In October 2025, American Bitcoin pledged an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded the Company's $46.0 million comprising the deposit and certain expenses. The Bitcoin pledged under the 2025 ABTC Bitmain Purchase Agreement has a redemption period of approximately twenty-four months from the applicable pledge date.

In February 2026, American Bitcoin entered into a Future Sales and Purchase Agreement (the "2026 ABTC Bitmain Purchase Agreement") with Bitmain to purchase approximately 11,298 S21 XP ASIC miners for a total purchase price of approximately $49.4 million. The agreement required an initial payment equal to 80% of the total purchase price, which was paid through the pledge of 314 Bitcoin at a mutually agreed upon fixed price, with the remaining 20% due one year following the shipment date of the S21 XP ASIC miners. The remaining 20% is to be paid through cash, Bitcoin pledged at a mutually agreed upon floor price, or a combination of both. The Bitcoin pledged under the 2026 ABTC Bitmain Purchase Agreement has a redemption period of approximately twenty-four months from the applicable pledge date. American Bitcoin may elect to extend the pledge period for an additional twelve months.

As of September 30, 2026, American Bitcoin had pledged 3,090 Bitcoin to Bitmain, with a fair value of $257.8 million, which was classified as Digital assets – pledged for miner purchase on the Company's Unaudited Condensed Consolidated Balance Sheets. A corresponding liability of $371.7 million was recorded as Miner purchase liability, reflecting the Company's obligation to either redeem the pledged Bitcoin for cash or apply the pledged Bitcoin toward the purchase of ASIC miners at the end of each respective redemption period.

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

Due to the redemption rights and American Bitcoin's continued economic exposure to the Bitcoin, the pledged Bitcoin is separately classified as Digital assets – pledged for miner purchase on the Unaudited Condensed Consolidated Balance Sheets, which represents restricted Bitcoin.

The Company recorded Bitcoin redemption and put options, which are derivative assets, with an initial fair value of $23.2 million during the nine months ended September 30, 2026. See Note 12. Derivatives for further information on these derivative assets.

To fund repurchases of its common stock under its stock repurchase program (see Note 14. Equity), Hut 8 sold approximately 954 Bitcoin for aggregate net proceeds of $74.8 million during the three months ended September 30, 2026, and approximately 2,148 Bitcoin for aggregate net proceeds of $175.4 million in October 2026.

Investment Tokens

During 2025, the Company purchased 100 million World Liberty Financial, Inc. tokens ("Investment Tokens") at $0.25 per token for total cash consideration of $25.0 million pursuant to a Token Purchase Agreement ("TPA") with World Liberty Financial, Inc. ("WLFI"). The Company's Investment Tokens are subject to an indefinite lockup, with a minimum of twelve months from purchase date. Future unlocks are subject to the Investment Tokens' protocol governance procedures and may be subject to WLFI's discretion. The following table presents the changes in the carrying amount of the Investment Tokens as of September 30, 2026:

(in USD thousands)	Amount
Balance as of December 31, 2025	$14,325
Change in fair value of Investment Tokens	(4,419)
Balance as of March 31, 2026	$9,906
Change in fair value of Investment Tokens	(3,915)
Balance as of June 30, 2026	$5,991
Change in fair value of Investment Tokens	(482)
Balance as of September 30, 2026	$5,509

Number of Investment Tokens held as of September 30, 2026	100,000,000
Cost basis of Investment Tokens held as of September 30, 2026	$25,000

As of September 30, 2026, the Company's Investment Tokens were held in a segregated custody account for the benefit of the Company. The details of the Investment Tokens are as follows:

	Amount		Number of digital assets
(in USD thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Non-current
Investment Tokens held in custody	$5,509	$14,325	100,000,000	100,000,000
Total non-current Investment Tokens – held in custody	5,509	14,325	100,000,000	100,000,000

Total Investment Tokens	$5,509	$14,325	100,000,000	100,000,000

Note 7. Property and equipment, net

The components of property and equipment were as follows:

(in USD thousands)	September 30, 2026	December 31, 2025
Mining infrastructure	$149,430	$145,354
Miners and mining equipment	420,969	393,467
Data center infrastructure	11,573	16,776
Computer and network equipment	7,225	9,411
Leasehold improvements	1,805	1,836
Land and land improvements	122,809	46,095
AI GPUs	42,573	42,573
Construction in progress	1,296,349	77,403
Furniture, fixtures, and equipment	1,132	—
Buildings and building improvements	5,464	—
Property and equipment, gross	2,059,329	732,915
Less: Accumulated depreciation	(197,580)	(89,671)
Property and equipment, net	$1,861,749	$643,244

Depreciation and amortization expense related to property and equipment was $39.3 million and $26.9 million for the three months ended September 30, 2026 and September 30, 2025, respectively.

Depreciation and amortization expense related to property and equipment was $115.7 million and $59.5 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Interest capitalized to construction in progress is described in Note 11. Loans, notes payable, and other financial liabilities. Construction in progress includes deposits made for property and equipment not yet received.

There is considerable management judgment necessary to determine the estimated future cash flows and fair values of the Company's long-lived assets, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy (see discussion of fair value measurements in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements).

Note 8. Deposits, prepaid expenses, and other assets

The components of deposits, prepaid expenses, and other assets are as follows:

(in USD thousands)	September 30, 2026	December 31, 2025
Current
Prepaid insurance	$2,619	$5,643
Prepaid electricity	6,631	14,903
Deposits for site development	10,308	157,596
Deposits for future site purchases	29,281	6,724
Debt issuance costs	2,615	—
Restricted interest receivable	8,668	—
Other deposits	5,484	4,466
Total current deposits, prepaid expenses, and other assets	$65,606	$189,332

Non-current
Deposits related to electricity supply under electricity supply agreement	$5,724	$6,173
Lease deposits	3,331	2,097
Debt issuance costs	7,846	—
Other deposits	—	44
Total non-current deposits, prepaid expenses, and other assets	$16,901	$8,314
Total deposits, prepaid expenses, and other assets	$82,507	$197,646

Note 9. Investment in unconsolidated joint venture

In December 2022, Hut 8 acquired a 50% interest in TZRC LLC ("TZRC"), a two-member operating joint venture that develops and operates digital asset mining data centers and provides hosting services, for $10.0 million in cash and the assumption of a senior secured promissory note (the "TZRC Secured Promissory Note") with an estimated fair value of $95.1 million as of the transaction date (see Note 11. Loans, notes payable, and other financial liabilities). The Company also manages TZRC's facilities under a property management agreement ("PMA").

The service contract has a term of 10 years and is automatically renewed for successive one-year terms unless either party provides written notice of non-renewal. As property manager, the Company is entitled to approximately $1.5 million per year, subject to downward adjustment based on capacity utilization of TZRC's data centers. In addition, the PMA allows pass-through costs on behalf of the Company, such as payroll and other incidental costs. Pass-through costs for the three months ended September 30, 2026 and 2025 were approximately $0.7 million and $0.7 million, respectively. Pass-through costs for the nine months ended September 30, 2026 and 2025 were approximately $2.3 million and $2.1 million, respectively.

The Company accounts for its indirect 50% interest in TZRC using the equity method of accounting. For the three months ended September 30, 2026 and 2025, the Company's proportionate share of TZRC's net income (loss), before basis adjustments, was $3.6 million of net income and $0.4 million of net income, respectively. For the nine months ended September 30, 2026 and 2025, the Company's proportionate share of TZRC's net income (loss), before basis adjustments, was $12.2 million of net income and $0.6 million of net loss, respectively. After giving effect to basis adjustments, the Company recognized Equity in earnings of unconsolidated joint venture in the Company's Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of $5.4 million and $2.2 million for the three months ended September 30, 2026 and 2025, respectively, and $17.5 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively. The carrying value of the Company's investment in TZRC was $35.2 million and $45.2 million as of September 30, 2026 and December 31, 2025, respectively, and is included in the Company's Unaudited Condensed Consolidated Balance Sheets.

Note 10. Goodwill

The Company performed its annual goodwill impairment test as of September 30, 2026, its new annual testing date (see Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Impairment of goodwill), in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350"). The Company's goodwill is fully attributable to its Compute reporting unit, which is its Compute operating segment and reportable segment. The Company elected to bypass the qualitative assessment and proceeded directly to a quantitative impairment test. The quantitative impairment test used the income approach, based on future estimated cash flows discounted to their present value, to estimate the fair value of the reporting unit. The estimated fair value exceeded the carrying amount of the reporting unit, and no goodwill impairment was necessary.

Goodwill decreased from $210.1 million as of December 31, 2025 to $208.2 million as of September 30, 2026 due to foreign currency translation adjustments. The Company had no accumulated goodwill impairment losses as of September 30, 2026 and December 31, 2025.

Note 11. Loans, notes payable, and other financial liabilities

Details of the Company's loans, notes payable, and other financial liabilities are as follows:

			September 30,	December 31,
(in USD thousands)	Maturity Date	Interest Rate	2026	2025
Recourse debt:
Revolving Credit Facility	September 24, 2030	(1)	$—	$—
Coatue Note (convertible note)	June 28, 2029	8.00%	—	159,285
Less: unamortized discount and debt issuance costs			—	(680)
Total recourse debt, net of unamortized discount and issuance costs			—	158,605
Non-recourse debt:
Beacon Point Notes	November 30, 2042	6.129%	4,250,000	—
FalconX Term Loan	April 30, 2027	7.00%	200,000	—
River Bend Notes	November 15, 2042	6.192%	3,250,000	—
Two Prime Credit Facility	(2)	7.99%	—	—
Coinbase Credit Facility	June 16, 2026	9.00%	—	200,000
TZRC Secured Promissory Note	April 8, 2027	15.25%	26,410	49,589
Less: unamortized discount and debt issuance costs			(98,185)	(577)
Total non-recourse debt, net of unamortized discount and issuance costs			7,628,225	249,012
Other financial liability	(3)	(3)	3,275	2,544
Total carrying amount			$7,631,500	$410,161
Less: current portion			226,130	199,926
Total non-current portion			$7,405,370	$210,235

(1)
See Revolving Credit Facility below for additional information
(2)
See Two Prime Credit Facility below for additional information
(3)
See Other financial liability below for additional information

Recourse debt consists of debt that is a direct obligation of Hut 8 Corp., the ultimate parent company, or an obligation of certain of the Company's subsidiaries that is guaranteed by Hut 8 Corp. Non-recourse debt consists of debt of certain of the Company's subsidiaries for which recourse is limited to the assets of the applicable subsidiaries or, in certain cases, solely to the collateral pledged under the applicable agreement.

The following table outlines maturities of the Company's long-term debt, including the current portion, as of September 30, 2026:

(in USD thousands)
Year ending December 31,
2026 (excluding the nine months ended September 30, 2026)	$26,410
2027	200,000
2028	86,389
2029	100,634
2030	237,971
Thereafter	7,075,006
Total	$7,726,410

During the three months ended September 30, 2026 and 2025, total principal payments of the Company's debt were $9.9 million and $36.5 million, respectively. During the three months ended September 30, 2026 and 2025, the Company recorded amortization of debt issuance costs, included in interest expense, of $1.8 million and $0.3 million, respectively. During the three months ended September 30, 2026 and 2025, interest expense related to the Company's debt was $105.5 million and $8.1 million, respectively. During the three months ended September 30, 2026, total interest cost incurred was $122.0 million, of which $16.5 million was capitalized to construction in progress, with the remainder recognized as interest expense in the Company's Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). No interest was capitalized during the three months ended September 30, 2025.

During the nine months ended September 30, 2026 and 2025, total principal payments of the Company's debt were $227.6 million and $36.5 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded amortization of debt issuance costs, included in interest expense, of $2.9 million and $0.5 million, respectively. During the nine months ended September 30, 2026 and 2025, interest expense related to the Company's debt was $165.7 million and $24.5 million, respectively. During the nine months ended September 30, 2026, total interest cost incurred was $188.1 million, of which $22.2 million was capitalized to construction in progress, with the remainder recognized as interest expense. No interest was capitalized during the nine months ended September 30, 2025. See Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Capitalized interest for the Company's capitalized interest accounting policy.

The Company accounts for all of its loans and notes payable in accordance with FASB ASC Topic 470, Debt ("ASC 470"), ASC 815, and FASB ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"). The Company evaluated all of its loans and notes payable to determine if there were any embedded components that qualified as derivatives to be separately accounted for.

Coinbase credit facility

A wholly owned subsidiary of the Company was party to a credit facility with Coinbase Credit, Inc. ("Coinbase"). The original credit facility was established on June 26, 2023 (the "Original Credit Facility") and was subsequently amended and restated on each of January 12, 2024, June 17, 2024, June 16, 2025, and December 22, 2025 (as amended and restated through December 22, 2025, the "Fourth Amended and Restated Credit Agreement"). The Original Credit Facility provided for an interest rate of 5.0% plus the greater of (i) the U.S. Federal Funds Target Rate – Upper Bound and (ii) 3.25%. On or prior to a drawdown, the Company was required to pledge, as collateral, Bitcoin with a custodian, Coinbase Custody Trust Company, LLC ("Coinbase Custody"), to be held in a segregated custody account under the Company's ownership, such that the loan-to-value ("LTV") ratio of principal outstanding amount of the loan and the fair value of collateral is equal to or less than 60%. If the value of the collateral under the credit facility decreased past a specified margin, the Company could have been required to post additional Bitcoin as collateral.

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

The Company's obligations under the Fourth Amended and Restated Credit Agreement were secured by the Company's interest in certain Bitcoin held in the custody of Coinbase Custody and Coinbase's recourse was limited to such Bitcoin held in the custody of Coinbase Custody.

In May 2026, the Company repaid the outstanding obligations in full and terminated the Coinbase credit facility using proceeds from a term loan with FalconX Charlie, Inc. ("FalconX"), and the related Bitcoin collateral was released to the Company and became unencumbered. See FalconX Term Loan below for further details on the Company's term loan with FalconX.

Two Prime Credit Facility

On August 25, 2025, a wholly owned subsidiary of the Company entered into a credit agreement (the "Two Prime Credit Agreement") with Two Prime Lending Limited ("Two Prime").

The Two Prime Credit Agreement provided for a revolving credit facility of up to $200.0 million. Amounts borrowed under the Two Prime Credit Agreement would have borne interest at a rate equal to 7.99% per annum. The facility would have matured 364 days after the date of the first borrowing.

In September 2026, the Company terminated the Two Prime Credit Agreement, under which $200.0 million of undrawn capacity had been available. The Company did not draw on the facility at any time prior to its termination.

FalconX Term Loan

On May 1, 2026, the Company entered into a $200.0 million Bitcoin-collateralized term loan with FalconX Charlie, Inc. (the "FalconX Term Loan"). The FalconX Term Loan bears a fixed interest rate of 7.0% per annum and matures on April 30, 2027. Proceeds from the FalconX Term Loan were used to repay in full the outstanding obligation and terminate the Fourth Amended and Restated Credit Agreement with Coinbase, which bore a fixed interest rate of 9.0% at the time of repayment.

The Company may prepay the FalconX Term Loan, in whole or in part, at any time after the date that is six months following the closing date without penalty. Any prepayment or termination effected prior to that date is subject to an early termination fee ranging from 0.125% to 0.25% of the principal amount returned prior to maturity.

The FalconX Term Loan is secured by Bitcoin pledged as collateral by the Company and held in a segregated custody account, under the Company's ownership, with a third-party custodian. The lender's recourse is limited to the pledged Bitcoin collateral. Collateral requirements are based on fixed collateral-to-loan ratios. The facility is structured with an initial collateral ratio of 143%, with margin call and liquidation thresholds at 130% and 105%, respectively. Excess collateral may be returned to the Company when the collateral ratio exceeds 163% and certain conditions are met. As of September 30, 2026, 4,850 Bitcoin with a fair value of $404.6 million were pledged as collateral under the FalconX Term Loan. A portion of this Bitcoin also serves as collateral for the Company's outstanding call options (see Call options in Note 12. Derivatives).

As of September 30, 2026, the outstanding principal balance of the FalconX Term Loan was $200.0 million and unamortized debt issuance costs were $0.1 million, resulting in a net carrying amount of $199.9 million.

TZRC Secured Promissory Note

The Company assumed the TZRC Secured Promissory Note on December 6, 2022 with an estimated fair value amount as of the date of investment of approximately $95.1 million as part of the consideration paid to acquire an equity membership interest in TZRC. The estimated fair value represents a discount of approximately $1.7 million from the carryover basis of the TZRC Secured Promissory Note. The discount is being amortized over the term of the TZRC Secured Promissory Note into interest expense.

The stated interest on the TZRC Secured Promissory Note accrues at a rate per annum equal to the lesser of (a) a varying rate per annum equal to the sum of (i) the prime rate as published in The Wall Street Journal, plus (ii) 12.0% per annum, (b) 15.25% per annum and (c) the maximum rate of non-usurious interest permitted by law. The Company has the option to defer the interest until maturity of the note under a paid-in-kind ("PIK") payment option. The Company elected to apply the PIK payment option. Accordingly, interest increases the principal amount of the TZRC Secured Promissory Note. PIK interest is payable upon maturity of the note in April 2027, unless or until any portion or all of the TZRC Secured Promissory Note is prepaid under a prepayment option. The Company is also subject to post-default interest of an additional 2% upon occurrence of an event of default. The higher interest rate applies from the date of non-payment until such amount is paid in full. As of September 30, 2026 and December 31, 2025, the interest rate on the TZRC Secured Promissory Note was 15.25%.

The TZRC Secured Promissory Note is secured by a first priority security interest in the Company's membership interest in TZRC. The Company is not a guarantor of the TZRC Secured Promissory Note, and there is no recourse to the Company.

The PIK interest for the three months ended September 30, 2026 and 2025 was $1.2 million and $2.4 million, respectively. The PIK interest for the nine months ended September 30, 2026 and 2025 was $4.4 million and $8.9 million, respectively. During the nine months ended September 30, 2026, the Company made principal payments of $27.6 million on the TZRC Secured Promissory Note. As of September 30, 2026, approximately $26.4 million of principal and PIK interest, exclusive of a $0.2 million discount, was outstanding under the TZRC Secured Promissory Note, with payment of principal and PIK interest due upon the first to occur of (a) the date that is five years from origination on April 8, 2022, (b) the date of any event of dissolution of TZRC, and (c) the date of the closing of certain events specified in TZRC's governing documents.

In October 2026, the Company paid the remaining principal balance and PIK interest of the TZRC Secured Promissory Note in full. The remaining unamortized debt discount was recorded to interest expense upon repayment in October 2026.

Coatue Note (convertible note)

On June 21, 2024, the Company entered into a Convertible Note Purchase Agreement (the "Purchase Agreement") with Coatue Tactical Solutions Lending Holdings AIV 3 LP (the "Coatue Fund"), and a subsidiary of the Company (the "Guarantor") providing for the purchase and sale of a convertible note (the "convertible note") in the principal amount of $150.0 million (such amount, together with any PIK interest accrued from time to time, the "Accreted Principal Amount"). The convertible note was a senior unsecured obligation of the Company and guaranteed by the Guarantor pursuant to a Guaranty Agreement. On June 28, 2024, the Company issued the convertible note to the Coatue Fund (the "Coatue Note").

The convertible note bore interest at a rate of 8.00% per year, payable quarterly in arrears on each March 31, June 30, September 30, and December 31, commencing September 30, 2024. Interest could be PIK or paid in cash, at the Company's option. The convertible note had an initial term of five years and could be extended, at the Company's option, for up to three additional one-year terms. At maturity (unless earlier converted, redeemed, or repurchased), the Company would have been required to pay the Coatue Fund the Accreted Principal Amount, together with any accrued and unpaid interest thereon.

During the term of the convertible note, the convertible note was convertible from time to time, in whole or in part, into shares of the Company's common stock at the option of the Coatue Fund. The initial conversion price of the convertible note was $16.395 per share of common stock, subject to certain anti-dilution adjustments.

The Coatue Fund had the right to require the Company to repurchase all, but not less than all, of the convertible note upon a change of control or a delisting on a U.S. stock exchange. If the implied valuation of such event was at least $11.50 per share of the Company's common stock, the mandatory redemption price would have been 150% of the original principal amount of the convertible note ("Contingent Repurchase Right"), and if the implied valuation of such event was less than $11.50 per share of the Company's common stock, the redemption price would have been equal to the Accreted Principal Amount, together with any accrued and unpaid interest as of the redemption date.

Beginning on the two-year anniversary of the convertible note's issuance and continuing until its maturity, the Company would have had the right, from time to time, to redeem all or any portion of the convertible note for a redemption price equal to 100% of the Accreted Principal Amount, together with any accrued and unpaid interest as of the redemption date if (i) the closing price of the Company's common stock equaled or exceeded 150% of the then-applicable conversion price for a specified period of time and (ii) there was an effective registration statement covering the resale of any shares of the Company's common stock issued upon conversion of the convertible note or, in the alternative, the shares of the Company's common stock issuable pursuant to the convertible note to the extent the Coatue Fund converted at the time were freely tradable by the Coatue Fund pursuant to Rule 144 under the U.S. Securities Act of 1933, as amended (including without any restriction on volume), subject to a daily redemption limitation such that the number of shares of the Company's common stock into which the Accreted Principal Amount to be redeemed would be converted did not exceed, after giving effect to such conversion, 100% of the average daily trading volume of the Company's common stock calculated over a specified period of time.

The Purchase Agreement included certain representations, warranties, and covenants, including limitations on the ability of the Company and the Guarantor to incur indebtedness, make certain restricted payments and investments, and enter into affiliate transactions, subject to certain exceptions enumerated in the Purchase Agreement. The Company could consummate a transaction restricted by the foregoing covenants without the Coatue Fund's consent, so long as it substantially concurrently and as a condition thereto repurchased the convertible note in full from the Coatue Fund for an amount in cash equal to the greater of (i) 120% of the original principal amount of the convertible note and (ii) the Accreted Principal Amount, plus accrued and unpaid interest to the date of such repurchase. The Purchase Agreement also set forth certain standard events of default upon which the convertible note could be declared immediately due and payable.

As described in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives, the Company identified and separated an embedded derivative, the Contingent Repurchase Right, from the convertible note. The remaining debt host contract was discounted by the initial fair value of the separated embedded derivative from the convertible note of nil and was offset by issuance costs. The debt host contract of the convertible note was subsequently measured at amortized cost, and the debt discount and issuance costs were amortized to interest expense over the expected term of the host contract using the effective interest method. The convertible note had an effective interest rate of 8.24% and its contractual interest expense was nil and $4.5 million for the three and nine months ended September 30, 2026, respectively. The amortization of debt discount and issuance costs for the three and nine months ended September 30, 2026 was nil and $0.1 million, respectively. The separated embedded derivative from the convertible note was initially recorded at nil. See Note 12. Derivatives for a discussion of the separated embedded derivative from the convertible note.

In May 2026, the Coatue Fund converted the full Accreted Principal Amount of the Coatue Note of $159.3 million into 9,715,476 shares of the Company's common stock at the original conversion price of $16.395 per share. Accrued and unpaid interest through the conversion date of $1.3 million, together with a de minimis amount in lieu of a fractional share, was paid in cash. Upon conversion, the Company (1) derecognized the net carrying amount of the convertible note of $158.6 million and the related separated embedded derivative from the convertible note of nil and (2) recorded $158.5 million to additional paid-in capital and $0.1 million to common stock in connection with the issuance of the shares of the Company's common stock. As of September 30, 2026, there was no outstanding principal amount, unamortized debt discount and issuance costs, or net carrying amount related to the Coatue Note.

River Bend Notes

On April 30, 2026, Hut 8 DC LLC ("Hut 8 DC"), an indirect wholly owned subsidiary of the Company, issued $3.25 billion aggregate principal amount of 6.192% senior secured notes due November 15, 2042 (the "River Bend Notes") in a private offering. The River Bend Notes were issued at par.

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

Gross proceeds from the issuance were $3.25 billion and debt issuance costs were $54.0 million. The proceeds are being used to (1) finance a portion of the development and construction of a 245 MW critical IT capacity data center and related substation infrastructure at the Company's River Bend site in St. Francisville, Louisiana, (2) reimburse the Company for a portion of its prior equity contributions to Hut 8 DC used to fund the project, (3) fund debt service reserves, and (4) pay fees and expenses of the offering. The data center is leased in its entirety to Fluidstack USA IV Inc. ("Fluidstack") and rent payable under the lease is the principal source of cash flow expected to service the River Bend Notes. The lease agreement is supported by a financial backstop provided by Google LLC for rent payments and certain other financial obligations thereunder.

The River Bend Notes are secured by first-priority liens on substantially all assets of Hut 8 DC, including the applicable project accounts, and by a pledge of the equity interests in Hut 8 DC. The River Bend Notes are obligations solely of Hut 8 DC and are not guaranteed by the Company, the tenant, or the lease guarantor.

The indenture governing the River Bend Notes contains customary restrictive covenants and requires Hut 8 DC to maintain certain project accounts, including a debt service reserve account. Proceeds held in project accounts for construction and debt service are included in Restricted cash and cash equivalents and Restricted short-term investments on the Company's Unaudited Condensed Consolidated Balance Sheets.

As of September 30, 2026, the aggregate principal balance of the River Bend Notes was $3.25 billion. Unamortized debt issuance costs were $52.5 million, resulting in a net carrying amount of $3.20 billion. The debt issuance costs are being amortized over the term of the River Bend Notes using the effective interest method. As of September 30, 2026, the effective interest rate on the River Bend Notes was 6.41% and the estimated fair value was $3.05 billion, determined using Level 2 inputs. The River Bend Notes are carried at amortized cost.

Beacon Point Notes

On June 9, 2026, Beacon Point DC LLC ("Beacon Point DC"), an indirect wholly owned subsidiary of the Company, issued $4.25 billion aggregate principal amount of 6.129% senior secured notes due November 30, 2042 (the "Beacon Point Notes") in a private offering. The Beacon Point Notes were issued at par.

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

Gross proceeds from the issuance were $4.25 billion and debt issuance costs were $46.4 million. The proceeds are being used to (1) finance the development and construction of a 352 MW critical IT capacity data center and related substation infrastructure at the Company's Beacon Point site in Nueces County, Texas, (2) fund the debt service reserves, and (3) pay fees and expenses of the offering. The data center is leased in its entirety to a high-investment-grade company under a triple-net lease. Rent payable under the lease is expected to be the principal source of cash flow used to service the Beacon Point Notes.

The Beacon Point Notes are secured by first-priority liens on substantially all assets of Beacon Point DC, including the applicable project accounts, and by a pledge of the equity interests in Beacon Point DC. The Beacon Point Notes are obligations solely of Beacon Point DC and are not guaranteed by the parent company, the tenant, or any of their respective subsidiaries or affiliates.

The indenture governing the Beacon Point Notes contains customary restrictive covenants and requires Beacon Point DC to maintain certain project accounts, including a debt service reserve account. Proceeds held in project accounts for construction and debt service are included in Restricted cash and cash equivalents and Restricted short-term investments on the Company's Unaudited Condensed Consolidated Balance Sheets.

As of September 30, 2026, the aggregate principal balance of the Beacon Point Notes was $4.25 billion. Unamortized debt issuance costs were $45.5 million, resulting in a net carrying amount of $4.20 billion. The debt issuance costs are being amortized over the term of the Beacon Point Notes using the effective interest method. As of September 30, 2026, the effective interest rate on the Beacon Point Notes was 6.27% and the estimated fair value was $3.90 billion, determined using Level 2 inputs. The Beacon Point Notes are carried at amortized cost.

Revolving Credit Facility

On September 24, 2026, the Company entered into a credit agreement (the "Revolving Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto from time to time, providing for a $1.07 billion senior secured revolving credit facility (the "Revolving Credit Facility"), including a $1.07 billion letter of credit sublimit. The Revolving Credit Facility matures on September 24, 2030, and amounts may be borrowed, repaid, and reborrowed until maturity. Borrowings bear interest, at the Company's option, at Adjusted Term Secured Overnight Financing Rate ("SOFR") (subject to a 0.00% floor) plus 1.50% to 2.00% per annum or an alternate base rate plus 0.50% to 1.00% per annum, based on the Company's consolidated total debt to market capitalization ratio, and the Company pays a commitment fee of 0.25% per annum on unused commitments.

The obligations under the Revolving Credit Agreement are guaranteed by certain of the Company's subsidiaries and secured by a first-priority lien on substantially all of the assets of the Company and the guarantors, subject to certain exclusions. The Revolving Credit Agreement contains customary affirmative and negative covenants and events of default, and, beginning with the fiscal quarter ending March 31, 2027, requires the Company to maintain minimum liquidity of 40% of the aggregate commitments prior to the Stabilization Date (as defined therein) and 25% thereafter.

Debt issuance costs of $10.5 million were recorded in Deposits, prepaid expenses, and other assets and are being amortized to interest expense over the term of the Revolving Credit Facility. As of September 30, 2026, the Company had no outstanding borrowings. Subsequent to September 30, 2026, the Company issued a letter of credit totaling $3.9 million under the Revolving Credit Facility.

Other financial liability

In February 2025, a consolidated subsidiary of the Company entered into a simple agreement for future equity ("SAFE agreement") for a purchase amount of $3.5 million with a related party entity controlled by a person related to a member of the issuing subsidiary's management. Pursuant to the terms of the SAFE agreement, on the closing of equity financing while the SAFE agreement is outstanding, the SAFE agreement will automatically convert into the number of shares of preferred stock of the subsidiary equal to the purchase amount divided by the lowest price per share of the Standard Preferred Stock (as defined in the SAFE agreement). The SAFE agreement was classified as a liability pursuant to ASC 480. The SAFE agreement is subject to revaluation at the end of each reporting period, with changes in its fair value recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As of September 30, 2026, solely for the purposes of estimating the fair value of the SAFE agreement, the Company estimated an equity conversion probability of 85% within 12 months and a SAFE agreement liquidity event probability of 15% within 12 months. The Company also included the following inputs in estimating the fair value of the SAFE agreement using the PWERM:

September 30, 2026
Risk-free interest rate	4.10% – 4.50%
Credit spread	20.60%

The following table provides a summary of activity and change in fair value of the SAFE agreement (Level 3 liability):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2026	2025	2026	2025
Balance, beginning of period	$3,303	$2,542	$2,544	$—
Additions	—	—	—	3,500
Change in fair value	(28)	237	731	(721)
Balance, end of period	$3,275	$2,779	$3,275	$2,779

Note 12. Derivatives

The following table presents the Company's Unaudited Condensed Consolidated Balance Sheets classification of derivatives carried at fair value:

(in USD thousands)		September 30, 2026		December 31, 2025
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Bitcoin redemption and put options	Derivative assets	$115,738	$—	$117,402	$—
Call options	Derivative liabilities	—	1,040	—	—
Warrant liability	Warrant liability	—	49	—	146
Total derivatives		$115,738	$1,089	$117,402	$146

The following table presents the effect of derivatives on the Company's Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

		Three Months Ended		Nine Months Ended
(in USD thousands)		September 30,		September 30,
Derivative	Statement of Operations Line	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Bitcoin redemption and put options	(Loss) gain on derivatives and other financial liabilities	$(64,277)	$(929)	$(5,145)	$(15,909)
Call options	(Loss) gain on derivatives and other financial liabilities	1,493	6,070	1,493	23,509
Separated embedded derivative from Investment Tokens	(Gain) loss on digital assets	—	(5,370)	—	(5,370)
Warrant liability	(Loss) gain on derivatives and other financial liabilities	6	26	97	26
Total derivatives		$(62,778)	$(203)	$(3,555)	$2,256

Bitcoin redemption and put options

During December 2024, the Company pledged approximately 968 Bitcoin with Bitmain in connection with its purchase of approximately 30,000 Bitmain Antminer S21+ ASIC miners under the Bitmain Purchase Agreement. Under the arrangement, the Company had the option to redeem the pledged Bitcoin at a mutually agreed upon fixed price, which started from the shipment date of the purchased ASIC miners and originally ended three months thereafter. The amount of Bitcoin that could be redeemed was pro-rata of the percentage of miners shipped on a compute power (hashrate) basis. During 2025 and January 2026, the Company amended the redemption period multiple times, extending the date by which the pledged Bitcoin could be redeemed. As noted in Note 6. Digital assets, during January 2026, the Bitcoin redemption option's redemption period lapsed, and the Company derecognized the option at its fair value of $19.7 million, which, together with the pledged Bitcoin, settled the related miner purchase liability of $100.9 million. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives. The Company previously accounted for this Bitcoin redemption option as a Level 3 derivative asset as of December 31, 2024 due to a significant unobservable input included in the fair value estimate of the Bitcoin redemption option, which was the estimated shipment date of the purchased ASIC miners. During the fiscal year ended 2025, the shipment date was finalized and therefore was no longer an unobservable input.

As part of the 2025 ABTC Bitmain Purchase Agreement, in August, September, and October 2025, American Bitcoin pledged Bitcoin with Bitmain in connection with a purchase of approximately 17,280 U3S21EXPH ASIC miners. The total amount of Bitcoin pledged was approximately 2,776 Bitcoin. American Bitcoin pledged the Bitcoin in four tranches, two tranches in August 2025, one tranche in September 2025, and one tranche in October 2025. American Bitcoin has the option to redeem the pledged Bitcoin at a mutually agreed upon price starting from and for up to twenty-four months after the day immediately following each pledge date and loses the right to redeem the pledged Bitcoin should it not redeem them by the end of the redemption period. The Company accounted for this Bitcoin redemption option as a Level 2 derivative asset as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives. As part of the purchase of the U3S21EXPH ASIC miners, the Company paid cash of approximately $46.0 million as a deposit and for certain expenses. American Bitcoin had an option to replace the $46.0 million cash paid with a Bitcoin pledge on or before November 5, 2025. In October 2025, American Bitcoin exercised its option to replace the $46.0 million cash paid with a Bitcoin pledge by pledging an additional 391 Bitcoin at a mutually agreed upon fixed price, and Bitmain refunded the Company's $46.0 million comprising the deposit and certain expenses.

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

The following table provides a summary of activity and change in fair value of the Company's Bitcoin redemption and put options during the periods in which the instruments were classified within Level 3 of the fair value hierarchy. There was no Level 3 activity related to these instruments during the three and nine months ended September 30, 2026, or the three months ended September 30, 2025.

Nine Months Ended
September 30,
(in USD thousands)	2025
Balance, beginning of period	$18,076
Transfer out of Level 3 (1)	(18,076)
Balance, end of period	$—

(1)
The Bitcoin redemption and put options were transferred out of Level 3 during the nine months ended September 30, 2025 due to changes in the observability of inputs used in the valuation

Call options

As noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Derivatives, from time to time, the Company has sold call options on Bitcoin to generate cash flow on a portion of its digital assets. In connection with these call options, the Company has pledged Bitcoin as collateral with one of its digital asset custodians, and such Bitcoin also serves as collateral for its FalconX Term Loan. In 2025, the Company pledged Bitcoin as collateral in a quantity equal to the notional amount of the call options sold. The call options are only exercisable upon the date of expiry, are automatically exercised if the underlying reference price is greater than the strike price of the call option, and are settled with delivery of the underlying Bitcoin. The reference price is the Coinbase exchange Bitcoin price quoted in U.S. dollars. Call options are carried at fair value and are Level 2 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Fair value measurement.

During the nine months ended September 30, 2025, (1) call options on 1,500 Bitcoin notional expired with the underlying reference price below their strike prices, resulting in a gain of $12.1 million; (2) the Company rolled a call option on 500 Bitcoin notional by exchanging its previously outstanding call option for a new call option on the same Bitcoin notional, received $0.8 million in cash, and recorded a gain of $4.2 million; (3) the Company sold an additional call option on 1,000 Bitcoin notional in July 2025 with the same features as above and received $5.0 million in cash and, later that month, rolled the option to a later expiry date for nil premium on the same Bitcoin notional, resulting in a loss of $2.3 million; (4) the Company sold an additional call option on 2,000 Bitcoin notional in August 2025 with the same features as above and received $3.7 million in cash; and (5) the Company recorded an unrealized gain of $9.5 million related to changes in the fair value of outstanding call options.

During the nine months ended September 30, 2026, the Company (1) sold call options on 2,000 Bitcoin notional and received $0.9 million in cash, with the options subsequently expiring with the underlying reference price below their strike prices; (2) sold call options on 2,000 Bitcoin notional and received $1.6 million in cash; and (3) recorded an unrealized gain of $0.6 million related to changes in the fair value of outstanding call options.

Separated embedded derivative from the convertible note

In June 2024, as noted in Note 11. Loans, notes payable, and other financial liabilities, the Company issued a convertible note, the Coatue Note, with embedded derivatives and separated the Contingent Repurchase Right embedded derivative. The separated embedded derivative from the convertible note was separated from its debt host contract and was accounted for as a derivative liability carried at fair value in accordance with ASC 815. The separated embedded derivative from the convertible note was a Level 3 liability. A significant unobservable input included in the fair value estimate of the separated embedded derivative from the convertible note was management's estimate of the Contingent Repurchase Right's probability of occurrence, which was remote as at inception and throughout the term of the convertible note. As such, the initial fair value of the separated embedded derivative from the convertible note was nil and the fair value immediately before the debt host contract was converted was nil. Given the debt host contract was converted into shares of common stock of the Company in May 2026, the separated embedded derivative from the convertible note was also derecognized concurrently.

Separated embedded derivative from Investment Tokens

During the nine months ended September 30, 2025, the Company purchased Investment Tokens pursuant to a TPA. For purchased but yet to be received Investment Tokens, an embedded derivative was identified and separated from the TPA host contract. The Company accounted for the TPA host contract at cost, while the separated embedded derivative from Investment Tokens was accounted for as a derivative liability carried at fair value in accordance with ASC 815. The fair value of the separated embedded derivative from Investment Tokens was determined based on its intrinsic value, which is the difference between the market price of the Investment Tokens on measurement date and the purchase price. The separated embedded derivative from Investment Tokens was a Level 2 liability given all inputs used to estimate its fair value were observable, but the derivative itself was not traded in an active market. The initial fair value of the separated embedded derivative from Investment Tokens was nil and the fair value as of September 30, 2025 was $5.4 million. The separated embedded derivative from Investment Tokens was derecognized in 2025 when the Company received custody of its Investment Tokens. See Note 6. Digital assets for further information on the Investment Tokens.

Warrant liability

On March 31, 2025, a wholly owned subsidiary of the Company contributed substantially all of the Company's ASIC miners to American Data Centers Inc. in exchange for an 80% interest in American Data Centers Inc. In connection with the transaction, American Data Centers Inc. was subsequently renamed as American Bitcoin Corp. ("Historical ABTC").

On May 9, 2025, Gryphon Digital Mining, Inc., a Delaware corporation ("Gryphon"), GDM Merger Sub I Inc., a Delaware corporation and wholly owned direct subsidiary of Gryphon ("Merger Sub Inc."), GDM Merger Sub II LLC, a Delaware limited liability company and wholly owned direct subsidiary of Gryphon ("Merger Sub LLC"), and Historical ABTC, a majority owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the "ABTC Merger Agreement").

On September 3, 2025, in accordance with the terms of the ABTC Merger Agreement, among other things, (i) Merger Sub Inc. merged with and into Historical ABTC, with Historical ABTC surviving the merger (the "First Merger") as a wholly owned direct subsidiary of Gryphon (the corporation surviving the First Merger, the "First Merger Surviving Corporation") and (ii) immediately after the First Merger, the First Merger Surviving Corporation merged with and into Merger Sub LLC, with Merger Sub LLC surviving the merger (the "Second Merger" and, taken together with the First Merger, the "ABTC Merger") as a wholly owned direct subsidiary of Gryphon. Gryphon was renamed American Bitcoin Corp. ("American Bitcoin") after the completion of the ABTC Merger (the "Closing").

In connection with the ABTC Merger, warrants to purchase Gryphon common stock (the "ABTC-Gryphon Warrants") outstanding immediately before the ABTC Merger were assumed by American Bitcoin. Post-ABTC Merger, the warrant holders are entitled to receive, upon exercise, in lieu of Gryphon common stock, shares of Class A common stock of American Bitcoin. The ABTC-Gryphon Warrants have an exercise price of $1.50 per share after giving effect to the ABTC Merger and the ABTC Reverse Stock Split (as defined in Note 14. Equity), neither of which resulted in an adjustment to the exercise price. These warrants expire in January 2035.

In connection with the ABTC Merger, American Bitcoin assumed 91,551 ABTC-Gryphon Warrants. As of September 30, 2026, there were 5,947 ABTC-Gryphon Warrants outstanding. These warrant quantities reflect the effect of the ABTC Reverse Stock Split; see Note 14. Equity for additional information.

The ABTC-Gryphon Warrants meet the definition of a derivative under ASC 815, and due to the terms of the warrants, are required to be liability classified. The ABTC-Gryphon Warrants are carried at fair value, and are Level 3 liabilities as noted in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements.

As of September 30, 2026, the Company estimated the fair value of the ABTC-Gryphon Warrants using the Black-Scholes pricing model with the following inputs:

September 30, 2026
Exercise price	$1.50
Expected price volatility	110%
Risk-free interest rate	5.17%
Expected term (in years)	8.30
Dividend yield	—%

The following table provides a summary of activity and change in fair value of the ABTC-Gryphon Warrants (Level 3 derivative liability).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2026	2025	2026	2025
Balance, beginning of period	$55	—	$146	—
ABTC-Gryphon Warrants assumed in ABTC Merger	—	9,011	—	9,011
Exercise of warrants	—	(8,414)	—	(8,414)
Change in fair value	(6)	(26)	(97)	(26)
Balance, end of period	$49	$571	$49	$571

Note 13. Leases

The Company's operating leases are for its offices and certain of its mining facilities and data centers. The Company's subsidiaries previously had finance leases, which were primarily related to equipment used at its data centers and the power plant located in Iroquois Falls, Ontario under the Far North JV. As of December 31, 2025, the Company classified the right-of-use asset and lease liability related to the finance lease as assets and liabilities held for sale due to the Far North JV sale described in Note 3. Far North JV sale. The Company does not have any finance leases as of September 30, 2026.

The following table shows the right-of-use assets and lease liabilities as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in USD thousands)	2026	2025
Right-of-use assets:
Operating leases	$28,577	$18,496
Total right-of-use assets	$28,577	$18,496

Lease liabilities:
Operating leases	$29,495	$19,170
Total lease liabilities	$29,495	$19,170

The Company's lease costs comprised the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2026	2025	2026	2025
Operating leases
Operating lease cost	$2,009	$1,224	$4,632	$3,702
Variable lease cost	221	247	701	726
Operating lease expense	2,230	1,471	5,333	4,428
Short-term lease expense	238	173	553	456
Total operating lease expense	2,468	1,644	5,886	4,884
Finance leases
Amortization of financed assets	—	1,374	—	4,271
Interest on lease obligations	—	591	181	1,883
Total finance lease expense	—	1,965	181	6,154
Total lease expense	$2,468	$3,609	$6,067	$11,038

The following table presents supplemental lease information:

	Nine Months Ended
	September 30,
(in USD thousands)	2026	2025
Operating cash outflows – operating leases	$4,474	$3,813
Operating cash outflows – finance leases	$183	$834
Financing cash outflows – finance leases	$957	$2,170
Right-of-use assets obtained in exchange for operating lease liabilities	$13,289	$16

	As of
	September 30,	December 31,
	2026	2025
Weighted-average remaining lease term – operating leases (in years)	6.7	8.2
Weighted-average remaining lease term – finance leases (in years)	—	3.1
Weighted-average discount rate(1) – operating leases	10.6%	11.7%
Weighted-average discount rate – finance leases	—%	10.0%

(1)
The Company's operating leases do not provide an implicit rate, therefore the Company uses the incremental borrowing rate at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis for similar assets over the term of the lease.

The following table presents the Company's future minimum operating lease payments as of September 30, 2026:

Operating
(in USD thousands)	Leases
Remainder of 2026	$1,947
2027	7,538
2028	7,272
2029	6,379
2030	5,049
Thereafter	14,216
Total undiscounted lease payments	42,401
Less present value discount	(12,906)
Present value of operating lease liabilities	$29,495

As of September 30, 2026, there were no future finance lease payments.

Note 14. Equity

Authorized shares

The Company's certificate of incorporation, as amended, authorizes the issuance of up to 1,000,000,000 shares of common stock, par value of $0.01 per share, and 25,000,000 shares of preferred stock, par value of $0.01 per share.

Common stock

At-the-Market Offering and Stock Repurchase Programs

On December 4, 2024, the Company entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program (the "2024 ATM"), allowing the Company to offer and sell up to $500.0 million of its common stock from time to time. During the nine months ended September 30, 2025, the Company issued and sold 5,205,019 shares of its common stock under the 2024 ATM for gross proceeds of $134.2 million, incurred issuance costs of $1.3 million, and repurchased nil shares of its common stock under the stock repurchase program. The 2024 ATM was terminated on August 22, 2025.

On August 22, 2025, the Company established a $1.0 billion at-the-market equity program (the "2025 ATM"), which replaced the 2024 ATM. During the nine months ended September 30, 2025, the Company issued and sold 635,659 shares of its common stock under the 2025 ATM for gross proceeds of $22.9 million and incurred issuance costs of $1.0 million. During the nine months ended September 30, 2026, the Company issued and sold 2,101,363 shares of its common stock under the 2025 ATM for gross proceeds of $120.9 million and incurred issuance costs of $0.8 million.

Concurrently with the establishment of the 2024 ATM, the Company launched a $250.0 million stock repurchase program. Under Canadian law, the number of shares the Company can repurchase at any time is limited to 5.0% of the Company's issued and outstanding common stock during the preceding 12-month period. During the nine months ended September 30, 2026, the Company repurchased and retired 953,802 shares of its common stock at prevailing market prices under its stock repurchase program for an aggregate purchase price of $74.7 million, inclusive of immaterial commissions, and sold approximately 954 Bitcoin for aggregate net proceeds of $74.8 million to fund these repurchases. During the nine months ended September 30, 2026, the Company did not accrue any excise tax related to its share repurchases. In October 2026, the Company repurchased and retired 2,384,677 shares of its common stock at prevailing market prices under its stock repurchase program for an aggregate purchase price of $175.3 million, inclusive of immaterial commissions, and sold approximately 2,148 Bitcoin for aggregate net proceeds of $175.4 million to fund these repurchases. In November 2026, the board of directors approved an additional $750.0 million under the Company's stock repurchase program, increasing the total authorization from $250.0 million to $1.0 billion.

Common stock warrants

In connection with the business combination of Hut 8 Mining Corp. ("Legacy Hut") and U.S. Data Mining Group, Inc. ("USBTC") on November 30, 2023 (the "Business Combination"), warrants to purchase Legacy Hut common shares outstanding immediately before the Business Combination were assumed by the Company. Post-Business Combination, the warrant holders were entitled to receive, upon exercise, in lieu of Legacy Hut common shares, shares of common stock of the Company at an exchange ratio of 0.2000, rounded down to the nearest whole share at a warrant agreement level if applicable, and at an exercise price of the original exercise price divided by the exchange ratio of 0.2000, rounded up to the nearest whole cent if applicable. The warrants included a net share settlement clause at the discretion of the warrant holder, which could have resulted in a variable number of shares being issued for a fixed price due to the use of a certain volume-weighted average price of shares. The Company accounted for its warrants as equity instruments based on the specific terms of the relevant warrant agreements and recorded them in additional paid-in capital in equity based on their fair value on the date of assumption. The fair value of each warrant was estimated on the date of assumption using the Black-Scholes pricing model.

The warrants assumed in the Business Combination expired on September 17, 2026.

Transactions involving the Company's equity-classified warrants are summarized as follows:

		Weighted average	Weighted average
	Number of	exercise price	remaining contractual
(in USD thousands, except share and per share amounts)	shares	(per share)	life (in years)
Outstanding as of December 31, 2025	1,895	$53.45	0.7
Expired	(1,895)	53.45
Outstanding as of September 30, 2026	—	$—	—

American Bitcoin reverse stock split and non-controlling interest

On July 2, 2026, American Bitcoin effected a 1-for-15 reverse stock split of its issued and outstanding Class A and Class B common stock (the "ABTC Reverse Stock Split"). The ABTC Reverse Stock Split affected all American Bitcoin stockholders uniformly and did not alter any stockholder's percentage ownership interest or proportionate voting power in American Bitcoin's equity, except for de minimis changes as a result of the elimination of fractional shares. No fractional shares were issued in connection with the ABTC Reverse Stock Split. Unless otherwise indicated, these Unaudited Condensed Consolidated Financial Statements retroactively reflect the ABTC Reverse Stock Split, including its effect on the quantities of American Bitcoin common stock, warrants assumed by American Bitcoin (and their exercise prices, as applicable), and restricted stock units issued by American Bitcoin.

During the nine months ended September 30, 2025, Historical ABTC entered into a Common Stock Purchase Agreement (the "ABTC Purchase Agreement") for a private placement (the "Private Placement") with certain accredited investors (collectively, the "Purchasers"). Pursuant to the ABTC Purchase Agreement, Historical ABTC agreed to sell and issue to the Purchasers shares of its Class A common stock for gross proceeds of $200.0 million (up to maximum gross proceeds of $250.0 million to satisfy oversubscriptions). The closing of the Private Placement occurred on June 27, 2025. At the closing, Historical ABTC sold and issued 11,002,954 shares of its Class A common stock (10,635,825 shares of Class A common stock of American Bitcoin post-ABTC Merger exchange ratio of 14.4995 and ABTC Reverse Stock Split) for aggregate gross proceeds in cash and Bitcoin (as described below) of $220.1 million, and aggregate net proceeds of approximately $215.3 million after deducting certain fees and expenses incurred in connection with the Private Placement, including aggregate commissions of $4.8 million. $10.0 million worth of Historical ABTC Class A common stock was sold for consideration of Bitcoin in lieu of cash at an exchange rate of one Bitcoin to $104,000. Accordingly, the Company recorded $122.6 million to additional paid-in capital, representing the portion of the Private Placement attributable to the Company, and $92.7 million to non-controlling interest, representing the portion attributable to the non-controlling interest.

As part of the ABTC Merger, existing Gryphon shareholders held 1,126,226 shares of American Bitcoin Class A common stock upon the Closing on September 3, 2025. As a result, the Company recorded $86.0 million to additional paid-in capital, representing the portion of the American Bitcoin Class A common stock held by existing Gryphon shareholders upon the Closing attributable to the Company, and $49.8 million to non-controlling interest, representing the portion attributable to the non-controlling interest.

During the nine months ended September 30, 2025, 84,313 ABTC-Gryphon Warrants assumed by American Bitcoin from the ABTC Merger were exercised and settled with the issuance of 67,460 shares of American Bitcoin Class A common stock. See Note 12. Derivatives for further detail. As a result, the Company recorded $5.2 million to additional paid-in capital, representing the portion of the shares of American Bitcoin Class A common stock issued to settle ABTC-Gryphon Warrants exercised attributable to the Company, and $3.3 million to non-controlling interest, representing the portion attributable to the non-controlling interest.

On September 3, 2025, American Bitcoin entered into a Controlled Equity Offering Sales Agreement to establish an at-the-market equity program (the "American Bitcoin 2025 ATM"), allowing American Bitcoin to offer and sell up to $2.1 billion of its shares of Class A common stock from time to time. During the nine months ended September 30, 2025, American Bitcoin issued and sold 734,482 shares of its Class A common stock under the American Bitcoin 2025 ATM for gross proceeds of $90.0 million and incurred issuance costs of $2.0 million. As a result, the Company recorded $51.6 million to additional paid-in capital, representing the portion of the shares of American Bitcoin Class A common stock sold under the American Bitcoin 2025 ATM attributable to the Company, and $36.4 million to non-controlling interest, representing the portion attributable to the non-controlling interest. During the nine months ended September 30, 2026, American Bitcoin issued and sold 7,755,671 shares of its Class A common stock under the American Bitcoin 2025 ATM for gross proceeds of $144.7 million and incurred issuance costs of $0.6 million. As a result, the Company recorded $38.7 million to additional paid-in capital, representing the portion of the shares of American Bitcoin Class A common stock sold under the American Bitcoin 2025 ATM attributable to the Company, and $105.4 million to non-controlling interest, representing the portion attributable to the non-controlling interest.

During the nine months ended September 30, 2025 and September 30, 2026, American Bitcoin issued shares of its Class A common stock to third parties, as disclosed above in this note, thereby reducing the Company's ownership percentage in American Bitcoin. The Company continues to maintain control of American Bitcoin after these share issuances, and the issuances were accounted for as equity transactions under FASB ASC Topic 810, Consolidation ("ASC 810"). These share issuances by American Bitcoin are also accounted for under FASB ASC Topic 740, Income Taxes ("ASC 740") by assessing the deferred tax consequences of the outside basis difference. The tax impact of the difference between the fair value of the consideration received and the amount by which the non-controlling interest is adjusted is recognized in equity. Accordingly, for the nine months ended September 30, 2025 and September 30, 2026, the Company recorded $50.7 million and $8.6 million, respectively, as a deferred tax liability, with the offset recognized in additional paid-in capital. No gain or loss was recognized.

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

The following table summarizes the effect of changes in ownership of American Bitcoin and the Far North JV on equity attributable to the Company for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2026	2025	2026	2025
Net income (loss) attributable to Hut 8 Corp.	$131,071	$50,109	$(238,969)	$53,532
Additional paid-in capital:
Increase in additional paid-in capital from the issuance of Class A common stock by Historical ABTC and/or American Bitcoin, net of issuance costs	—	51,572	38,708	174,128
Increase in additional paid-in capital from American Bitcoin Class A common stock consideration for the ABTC Merger	—	85,989	—	85,989
Increase in additional paid-in capital from the issuance of Class A common stock by American Bitcoin – warrant exercises	—	5,161	—	5,161
Decrease in additional paid-in capital from the issuance of Class A common stock by American Bitcoin – restricted stock unit settlements	(10)	—	(656)	—
Increase (decrease) in additional paid-in capital from deferred income tax on American Bitcoin – equity transactions	545	(50,684)	(8,554)	(50,684)
Decrease in additional paid-in capital from the exercise of Penny Warrants issued by the Far North JV	—	—	(283)	—
Decrease in additional paid-in capital from the non-controlling interest acquisition prior to the sale of the Far North JV	—	—	(7,815)	—
Changes from net income (loss) attributable to Hut 8 Corp. and total effect of changes in ownership of American Bitcoin and the Far North JV on equity attributable to Hut 8 Corp.	$131,606	$142,147	$(217,569)	$268,126

ABTC-Akerna Warrants

In connection with the ABTC Merger on September 3, 2025, warrants to purchase shares of Gryphon common stock originally issued by and assumed from Akerna Corp. (the "ABTC-Akerna Common Warrants") and warrants issued to underwriters to purchase shares of Gryphon common stock originally issued by and assumed from Akerna Corp. (the "ABTC-Akerna Underwriter Warrants" and, collectively with the ABTC-Akerna Common Warrants, the "ABTC-Akerna Warrants") outstanding immediately before the ABTC Merger were assumed by American Bitcoin. Post-ABTC Merger, the warrant holders are entitled to receive, upon exercise, in lieu of Gryphon common stock, American Bitcoin Class A common stock, at an exchange ratio of 0.2000 and at an exercise price of the exercise price immediately preceding the ABTC Merger divided by the exchange ratio of 0.2000. As a result of the ABTC Reverse Stock Split, the number of shares issuable upon exercise of the ABTC-Akerna Warrants was reduced on a 1-for-15 basis, and the exercise price per share was increased by a corresponding factor of 15. The ABTC-Akerna Warrants include a net share settlement clause at the discretion of the warrant holder, which may result in a variable number of shares being issued for a fixed price. The Company accounts for its ABTC-Akerna Warrants as equity instruments based on the specific terms of the relevant warrant agreements and has recorded them in additional paid-in capital in equity based on their fair value on the date of assumption. The classification of the ABTC-Akerna Warrants, including whether such instruments should be recorded as liabilities, is reassessed at the end of each reporting period. The fair value of each ABTC-Akerna Warrant was estimated on the date of assumption using the Black-Scholes pricing model.

The ABTC-Akerna Common Warrants and ABTC-Akerna Underwriter Warrants assumed in the ABTC Merger expire on July 5, 2027 and June 29, 2027, respectively.

Transactions involving the Company's equity-classified ABTC-Akerna Warrants are summarized as follows:

		Weighted	Weighted average
	Number of	average exercise price	remaining contractual
(in USD thousands, except share and per share amounts)	shares	(per share)	life (in years)
Outstanding as of December 31, 2025	1,521	$555.00	1.5
Outstanding as of September 30, 2026	1,521	$555.00	0.8

Subsidiary Penny Warrants

In 2025, the Far North JV, a former consolidated subsidiary of the Company, issued 2,000,000 Penny Warrants with an exercise price of less than one penny per share. These subsidiary Penny Warrants represented approximately 10% of the Far North JV's common stock outstanding on a non-diluted basis prior to their exercise, expired three years from issuance date, and entitled the holder to receive shares of a class of common stock of the Far North JV upon exercise. All classes of common stock of the Far North JV had equal rights to earnings on a per share basis. The Company accounted for its subsidiary's Penny Warrants as equity instruments based on the specific terms of the subsidiary Penny Warrant agreements, and recorded them in additional paid-in capital in equity based on their fair value on issuance. The classification of the subsidiary Penny Warrants, including whether such instruments should have been recorded as liabilities, was re-assessed at the end of each reporting period while they were outstanding. The fair values of the subsidiary Penny Warrants were estimated on their dates of issuance and were approximately equal to the fair value of the shares of a class of common stock underlying the subsidiary Penny Warrants given their exercise price represented little cash consideration.

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

Transactions involving the Company's equity-classified subsidiary Penny Warrants are summarized as follows:

		Weighted average		Weighted average
	Number of shares of	exercise price	Aggregate intrinsic	remaining contractual
(in USD thousands, except share and per share amounts)	Far North JV	(per share)	value	life (in years)
Outstanding as of December 31, 2025	2,000,000	$(1)	$1,823	2.1
Exercised	(2,000,000)	(1)	3,421
Outstanding as of September 30, 2026	—	$—	$—	—

(1)
Represents little cash consideration of less than a penny per share.

Accumulated other comprehensive loss

The changes in accumulated other comprehensive loss, net of tax, are as follows:

	December 31,	Net	September 30,
(in USD thousands)	2025	Change	2026
Foreign currency translation adjustment loss	$(10,432)	$(24,429)	$(34,861)
Unrealized loss on restricted short-term investments, net of tax	—	(1,841)	(1,841)
Total	$(10,432)	$(26,270)	$(36,702)

Note 15. Stock-based compensation

In connection with the Business Combination, the Company adopted the Hut 8 Corp. 2023 Omnibus Incentive Plan (as amended, the "2023 Plan"), the Hut 8 Corp. Rollover Option Plan (the "2021 Plan"), and the Hut 8 Mining Corp. Omnibus Long-Term Incentive Plan (the "2018 Plan"). Under the 2023 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, deferred stock units, other stock-based awards, and stock bonuses of the Company can be granted to employees, consultants, and directors of the Company and its affiliates. Canceled and forfeited awards are returned to the 2023 Plan for future awards. During the nine months ended September 30, 2026, the Company's stockholders approved an amendment to the 2023 Plan to increase the number of shares of common stock reserved and available for issuance under the 2023 Plan by 5,000,000 shares. Accordingly, an aggregate of 22,644,625 shares of the Company's common stock have been authorized and registered to be issued under the 2023 Plan.

On March 16, 2021, USBTC established the USBTC 2021 Equity Incentive Plan. This plan allowed USBTC to award stock options, stock appreciation rights, restricted awards, and performance awards to employees, consultants, and directors of USBTC and its affiliates and canceled and forfeited awards were returned to the plan for future awards. The 2021 Plan is identical to the USBTC 2021 Equity Incentive Plan except for conforming changes to account for the Business Combination. 4,490,400 shares of the Company's common stock have been authorized and registered to be issued under the 2021 Plan, and no further awards are available for grant under the 2021 Plan.

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

In connection with the Business Combination, USBTC stock options outstanding immediately before the Business Combination were exchanged for 0.6716 stock options of the Company under the 2021 Plan (the "USBTC Replacement Options"). Upon the Business Combination, fractional stock options, if any, were rounded down to the nearest whole stock option at an award level. The exercise price of any USBTC Replacement Option was equal to the exercise price of the replaced USBTC stock option immediately before the Business Combination divided by 0.6716, rounded up to the nearest whole cent, if applicable.

In connection with the Business Combination, equity awards outstanding under the 2018 Plan were amended such that (1) restricted share units and deferred share units were amended to settle in shares of the Company's common stock under the 2018 Plan and (2) stock options were canceled and reissued under the 2023 Plan, all at an exchange ratio of 0.2000 effective November 30, 2023. The exercise price of stock options immediately before the Business Combination was divided by the exchange ratio of 0.2000, rounded up to the nearest whole cent, if applicable, to obtain the exercise price of the reissued stock options. Fractional awards, if any, were rounded down to the nearest whole award unit at a holder level.

As of September 30, 2026, restricted stock units, deferred stock units, performance stock units, and stock options have been granted under the 2023 Plan.

The Company's stock-based compensation expense recognized during the three and nine months ended September 30, 2026 and September 30, 2025 in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2026	2025	2026	2025
Stock options	$401	$2,305	$1,933	$5,548
Restricted stock units	15,616	1,253	42,182	4,618
Performance stock units	48,720	2,760	122,735	7,585
Total stock-based compensation expense recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	$64,737	$6,318	$166,850	$17,751
Stock-based compensation capitalized in property and equipment, net	$410	$378	$1,025	$378

Stock options

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model for stock option grants without any market-based vest conditions, and using a Monte Carlo simulation model for stock option grants with any market-based vest condition.

In March 2025, the Company granted 1,000,000 stock options with an exercise price of $15.00 per share under the 2023 Plan with service-based and market-based vest conditions. These stock options vest upon the later of the end of each tranche's service period and the satisfaction of the market-based vest condition per tranche, which is if the Company's stock price, on a 20-consecutive-day volume-weighted average price basis, reaches a certain price during the period from grant date to approximately three years after grant date. The Company recognizes stock-based compensation expense associated with these stock options on a graded basis over the later of the stock options' time-based service condition and market-based derived service period per tranche. Stock-based compensation expense associated with stock options with market-based vest conditions is not adjusted in future periods for the success or failure to achieve the specified market conditions. These stock options were modified shortly after their grant date to amend a termination vest clause, and the Company determined that there was no incremental fair value to recognize as additional compensation expense as of the modification date given only a termination vest clause was modified and accordingly no incremental compensation expense was required to be recognized.

The market-based vest conditions of the stock options granted during March 2025 are considered "market conditions" under FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"), and as such, the Company used a Monte Carlo simulation model to determine the grant-date fair value of stock options with a market condition. The Monte Carlo simulation takes into account the probability that the market condition will be achieved based on predicted stock price paths of the Company in addition to the assumptions in the table below. No stock options were granted by the Company during the nine months ended September 30, 2026.

Nine Months Ended
September 30,
2025
Dividend yield	—%
Expected price volatility	120.00%
Risk-free interest rate	4.05%
Expected term (in years)	6.0

In August 2025, the Company modified the vest conditions of 67,160 stock options held by an employee to a revised vest schedule. As the modification only resulted in the change of service-based vesting and did not involve any other changes, there was no incremental fair value to recognize as additional compensation expense as of the modification date and accordingly no incremental compensation expense was required to be recognized.

As of September 30, 2026, there were 140,764 unvested service-based options and 333,334 unvested service and market-based options.

A summary of stock options for the nine months ended September 30, 2026 and September 30, 2025 is as follows:

(in USD thousands, except share and per share amounts)	Number of shares	Weighted average exercise price (per share)	Aggregate intrinsic value	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2025	2,866,678	$5.63	$115,553	6.2
Exercised	(953,236)	11.04	78,897
Forfeited, canceled, or expired	(37,156)	0.39
Outstanding as of September 30, 2026	1,876,286	$2.99	$155,946	5.8
Vested and exercisable as of September 30, 2026	1,402,188	$0.39	$120,182	6.1

(in USD thousands, except share and per share amounts)	Number of shares	Weighted average exercise price (per share)	Aggregate intrinsic value	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2024	2,961,929	$0.53	$59,120	7.7
Granted	1,000,000	15.00
Exercised	(560,089)	0.39	9,668
Forfeited, canceled, or expired	(252,138)	0.39
Outstanding as of September 30, 2025	3,149,702	$5.16	$93,388	6.5
Vested and exercisable as of September 30, 2025	2,097,719	$2.91	$66,919	6.7

The Company had approximately $0.1 million and $0.8 million of total unrecognized compensation expense expected to be recognized over a weighted-average remaining vesting period of approximately 0.7 years and 0.5 years related to stock options under the Hut 8 Corp. Rollover Option Plan and stock options under the 2023 Plan, respectively, as of September 30, 2026. The Company had approximately $0.2 million and $3.9 million of total unrecognized compensation expense expected to be recognized over a weighted-average remaining vesting period of approximately 1.0 years and 1.0 years related to stock options under the Hut 8 Corp. Rollover Option Plan and stock options under the 2023 Plan, respectively, as of September 30, 2025.

No stock options were granted during the nine months ended September 30, 2026. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2025 was $9.44 per share.

Restricted stock units

Restricted stock units granted under the 2023 Plan, and those governed under the 2018 Plan that may settle in shares of common stock of the Company, entitle recipients to receive a number of shares of the Company's common stock over a vesting period, according to each respective restricted stock unit agreement. At the Company's discretion, restricted stock units may be settled in shares of common stock or cash in lieu of settling in shares or a combination of shares of common stock and cash. The Company currently does not intend to settle any restricted stock units in cash or in a combination of shares of common stock and cash.

For restricted stock units under the 2023 Plan, stock-based compensation expense related to share-settled restricted stock units is based on the fair value of the Company's common stock on the date of grant. For restricted stock units under the 2018 Plan, the stock-based compensation expense is based on the fair value of the Company's common stock on the date of the consummation of the Business Combination. The Company recognizes stock-based compensation expense associated with such share-settled restricted stock unit awards on a graded basis over the awards' service-based vesting tranches. Share-settled restricted stock unit awards generally vest in equal annual or quarterly installments over a three- or four-year period or vest by certain dates for non-employee directors and certain employees (unless accelerated in connection with a change in control event under specified conditions as set forth in the applicable restricted stock unit agreement or otherwise in accordance with provisions of the award's governing plan or applicable agreement).

The following table presents a summary of the activity of the service-based restricted stock units:

(in USD thousands, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Unvested as of December 31, 2025	3,385,210	$39.22	$155,517
Granted	905,683	83.88
Vested	(480,325)	16.01	37,405
Forfeited	(66,187)	29.29
Unvested as of September 30, 2026	3,744,381	$53.18	$322,391

(in USD thousands, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Unvested as of December 31, 2024	1,141,453	$10.62	$23,388
Granted	839,885	15.94
Vested	(432,869)	10.42	7,158
Forfeited	(417,483)	16.61
Unvested as of September 30, 2025	1,130,986	$12.43	$39,370

The Company had approximately $152.0 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan that are settleable in shares of common stock of the Company as of September 30, 2026, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.1 years. The Company had approximately $7.9 million of total unrecognized compensation expense related to restricted stock units granted under the 2023 Plan and 2018 Plan that are settleable in shares of common stock of the Company as of September 30, 2025, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.1 years.

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

For deferred stock units under the 2023 Plan, the stock-based compensation expense related to share-settled deferred stock units is based on the fair value of the Company's common stock on the date of grant. For deferred stock units under the 2018 Plan, the stock-based compensation expense is based on the fair value of the Company's common stock on the date of the consummation of the Business Combination. The Company recognizes stock-based compensation expense associated with such share-settled deferred stock unit awards on a graded basis over the awards' vesting tranches. Share-settled deferred stock unit awards granted to date were granted in vested state and can only be settled for shares of common stock of the Company upon the participant's departure from the Company.

The following table presents a summary of the activity of the deferred stock units:

(in USD thousands, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Vested and outstanding as of December 31, 2025	73,954	$9.72	$3,397
Vested and outstanding as of September 30, 2026	73,954	$9.72	$6,367

(in USD thousands, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Vested and outstanding as of December 31, 2024	73,954	$9.72	$1,515
Vested and outstanding as of September 30, 2025	73,954	$9.72	$2,574

There was no remaining unrecognized compensation expense related to deferred stock units as of September 30, 2026 and September 30, 2025.

Performance stock units

Performance stock units granted under the 2023 Plan entitle recipients to receive a number of shares of the Company's common stock based on market, performance, and/or service conditions as per each respective performance stock unit agreement. At the Company's discretion, performance stock units may be settled in shares of common stock or cash in lieu of settling in shares or a combination of shares of common stock and cash. The Company currently does not intend to settle any performance stock units in cash or in a combination of shares of common stock and cash.

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

In June 2025, the Company granted 873,362 performance stock units to its Chief Executive Officer and Chief Strategy Officer with an approximately three-year service period and performance-based vest conditions as follows: one third of units are eligible to vest for each of the three performance conditions and the three payout tiers for each performance condition are 80%, 100%, or 300% of the units eligible to vest, with linear interpolation between 100% and 300% on the operational and earnings-related performance conditions noted below. The three performance conditions are as follows: (1) the Company enters into agreements to commercialize new facilities based on the achievement of certain target levels for the energy capacity of such commercialized sites, (2) the Company achieves certain earnings targets, and (3) a subsidiary of the Company achieves certain financing and transactional milestones. In June 2025, 127,890 performance stock units granted in April 2025 to 20 employees, including to the Company's Chief Financial Officer and Chief Legal Officer, were modified to have the same performance and service-based vest conditions, portion of awarded units eligible to vest, and payout tiers as the performance stock units granted in June 2025 to the Company's Chief Executive Officer and Chief Strategy Officer. Immediately prior to the modification, the modified performance stock units were not probable of vesting, and accordingly no stock-based compensation expense was recorded. The total incremental compensation cost expected to be recognized under these modified performance stock units, as of the date of the modification, was $2.0 million over a weighted-average remaining vesting period of approximately 3.0 years.

During the nine months ended September 30, 2026, the Company granted 334,215 performance stock units to employees with an approximately three-year service period and performance-based vest conditions as follows: one third of units are eligible to vest for each of the three performance conditions and the three payout tiers for each performance condition are 80%, 100%, or 300% of the units eligible to vest, with linear interpolation between 100% and 300% on the first and second of the three performance conditions noted below. The three performance conditions are as follows: (1) the Company enters into agreements to commercialize new facilities based on the achievement of certain target levels for the energy capacity of such commercialized sites, (2) the Company achieves certain earnings targets, and (3) a Company site achieves certain operational milestones.

During the nine months ended September 30, 2026, the Company granted 500,000 performance stock units with service-based and market-based vest conditions. These performance stock units become eligible to vest if the Company achieves a specified market capitalization threshold for each of 30 consecutive trading days during an approximately five-year measurement period. If the market-based vest condition is satisfied, all 500,000 performance stock units will vest approximately five years from grant date, subject to continued employment through the vesting date. If the market-based vest condition is not satisfied during the measurement period, no performance stock units will vest. The Company used a Monte Carlo simulation model to determine the grant-date fair value of these performance stock units using the following assumptions:

Nine Months Ended
September 30,
2026
Dividend yield	—%
Expected price volatility	95.70%
Risk-free interest rate	4.80%
Expected term (in years)	5.0

The Company recognizes stock-based compensation expense associated with performance stock unit awards on a graded basis over the later of the awards' time-based service condition and, if applicable, market-based derived service period per tranche. Stock-based compensation expense associated with performance stock units with market-based vest conditions is not adjusted in future periods for the success or failure to achieve the specified market conditions, and for awards with performance-based vest conditions, it is only recognized if the performance-based vest conditions are considered probable of being satisfied.

The following table presents a summary of the activity of the performance stock units:

(in USD thousands, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Unvested as of December 31, 2025	4,556,934	$53.16	$317,062
Granted	834,215	79.86
Forfeited	(52,815)	13.78
Unvested as of September 30, 2026	5,338,334	$57.72	$692,532

(in USD thousands, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Unvested as of December 31, 2024	1,602,609	$17.56	$65,675
Granted	1,114,060	17.69
Forfeited	(181,331)	16.48
Unvested as of September 30, 2025	2,535,338	$17.70	$136,358

As of September 30, 2026 and September 30, 2025, unrecognized stock-based compensation expense related to the Company's performance stock units with market-based vest conditions and performance-based vest conditions considered probable of vesting was $172.1 million and $29.4 million, respectively, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.2 years and 1.8 years, respectively.

American Bitcoin stock-based compensation

The stock-based award information presented below gives effect to the 1-for-15 ABTC Reverse Stock Split effected on July 2, 2026 by American Bitcoin. See Note 14. Equity for further information on the ABTC Reverse Stock Split.

In connection with the ABTC Merger on September 3, 2025, American Bitcoin adopted the Amended and Restated American Bitcoin Corp. 2025 Omnibus Incentive Plan (the "ABTC 2025 Plan"), which amended and restated the predecessor Gryphon Digital Mining, Inc. 2024 Omnibus Incentive Plan. The ABTC 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance grants, and other stock-based awards to employees, consultants, and directors of American Bitcoin and its affiliates. As of the ABTC 2025 Plan's effective date, 12,130,948 shares of the American Bitcoin common stock were reserved for issuance under the ABTC 2025 Plan, subject to an annual automatic increase on each January 1 from 2026 through 2035, equal to the lesser of (a) the excess of 20% of American Bitcoin's fully diluted shares outstanding as of the preceding December 31 over the shares then reserved under the ABTC 2025 Plan, and (b) such number as determined by American Bitcoin's board of directors. Shares subject to awards that are canceled and forfeited, and shares returned through certain other mechanisms, are returned to the share reserve and become available for future grants.

The following table presents a summary of the activity of the American Bitcoin restricted stock units:

(in USD thousands, except share and per share amounts)	Number of units	Weighted average grant-date fair value	Aggregate intrinsic value
Unvested as of December 31, 2025	—	$—	$—
Granted	349,666	10.80
Vested	(53,699)	15.30	649
Forfeited	(36,593)	14.75
Unvested as of September 30, 2026	259,374	$9.31	$2,199

As of September 30, 2026, unrecognized stock-based compensation expense related to the American Bitcoin restricted stock units was $1.8 million, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.1 years.

Note 16. Net income (loss) per share of common stock

Basic and diluted net income (loss) per share attributable to common stockholders is computed as described in Note 2. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements – Net income (loss) per share attributable to common stockholders.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share of common stock as their inclusion would have been anti-dilutive and/or their issuance upon satisfying a contingency, if applicable, was not satisfied or deemed satisfied as of period end:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock options	—	—	1,876,286	—
Restricted stock units	90,516	—	3,744,381	—
Deferred stock units	—	—	73,954	—
Performance stock units (1)	2,252,926	416,094	5,338,334	416,094
Warrants	—	1,895	—	1,895
Convertible note and separated embedded derivative from the convertible note	—	—	—	9,715,476
Total	2,343,442	417,989	11,032,955	10,133,465

(1)
1,926,879 performance stock units that were outstanding during the three months ended September 30, 2026 and 416,094 performance stock units that were outstanding during the three and nine months ended September 30, 2025 with market or performance-based vest conditions were not included in the computation of diluted net income (loss) per share of common stock given their market or performance-based vest conditions were not met if the reporting period end was deemed the end of the awards' contingency period for FASB ASC Topic 260, Earnings Per Share ("ASC 260") purposes.

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share of common stock computations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Hut 8 Corp.	$131,071	$50,109	$(238,969)	$53,532
Subsidiary Penny Warrant adjustment to net income (loss) attributable to Hut 8 Corp.(1)	—	234	(51)	519
Net income (loss) attributable to Hut 8 Corp. – basic	$131,071	$50,343	$(239,020)	$54,051

Effect of dilutive shares on net income (loss):
Effect of convertible note and separated embedded derivative from the convertible note, net of tax	—	2,433	—	—
Effect of subsidiary warrant liability and equity awards on net income (loss) attributable to Hut 8 Corp. – diluted (2)	(53)	(19)	(76)	(19)
Net income (loss) attributable to Hut 8 Corp. – diluted	$131,018	$52,757	$(239,096)	$54,032

Denominator:
Weighted average shares of common stock outstanding – basic	122,946,550	105,565,856	117,541,695	104,232,145
Dilutive impact of outstanding equity awards	11,058,027	6,480,464	—	5,841,001
Dilutive impact of convertible note	—	9,715,476	—	—
Weighted average shares of common stock outstanding – diluted	134,004,577	121,761,796	117,541,695	110,073,146
Net income (loss) per share of common stock:
Basic attributable to Hut 8 Corp. (3)	$1.07	$0.48	$(2.03)	$0.52
Diluted attributable to Hut 8 Corp.(4)	$0.98	$0.43	$(2.03)	$0.49

(1)
Calculated as the difference between the Far North JV's, a former consolidated subsidiary that issued Penny Warrants, net income (loss) attributable to Hut 8 Corp. under ASC 260 inclusive of the impact of the Penny Warrants and the Far North JV's net income (loss) attributable to Hut 8 Corp.
(2)
Calculated as the net adjustment to net income (loss) attributable to Hut 8 Corp. – diluted, comprising (i) the reversal of the subsidiary warrant liability fair value remeasurement of ABTC-Gryphon Warrants, net of tax, and the effect of their assumed exercise and (ii) the dilutive effect of American Bitcoin equity awards, in each case to the extent dilutive
(3)
Calculated as net income (loss) attributable to Hut 8 Corp. – basic, divided by weighted average shares of common stock outstanding – basic
(4)
Calculated as net income (loss) attributable to Hut 8 Corp. – diluted, divided by weighted average shares of common stock outstanding – diluted

Note 17. Income taxes

For the nine months ended September 30, 2026, the Company determined that the estimated annual effective tax rate could not be reliably estimated and, accordingly, computed its tax provision using the discrete method, treating the year-to-date period as if it were an annual period. For the nine months ended September 30, 2025, the Company computed its tax provision using the estimated annual effective tax rate method.

For the three months ended September 30, 2026, the Company's income tax expense and effective tax rate were $51.7 million and 21.4%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to the impact of the IRC Section 162(m) limitation on the deductibility of certain employee compensation, stock-based compensation, and a change in valuation allowance. For the three months ended September 30, 2025, the Company's income tax expense and effective tax rate were $19.0 million and 27.3%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to a non-taxable portion of gains on digital assets, Subpart F income (i.e., foreign income earned by a controlled foreign corporation that will be taxed to the U.S. taxpayer, regardless of any distribution), American Bitcoin non-deductible asset contribution costs, and outside basis difference in the initial contribution.

For the nine months ended September 30, 2026, the Company's income tax benefit and effective tax rate were $28.7 million and 10.7%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to the tax on the gain on the sale of the Far North JV, the impact of the IRC Section 162(m) limitation on the deductibility of certain employee compensation, stock-based compensation, and a change in valuation allowance. For the nine months ended September 30, 2025, the Company's income tax expense and effective tax rate were $26.4 million and 32.9%, respectively. This rate differed from the statutory federal income tax rate of 21.0% primarily due to a non-taxable portion of gains on digital assets, Subpart F income, American Bitcoin non-deductible asset contribution costs, and outside basis difference in the initial contribution.

Note 18. Concentrations

The Company has only mined Bitcoin during the three and nine months ended September 30, 2026 and September 30, 2025. Therefore, 100% of the Company's ASIC compute revenue within its Compute segment is related to one digital asset. The Company used two mining pool operators during the three and nine months ended September 30, 2026 and September 30, 2025.

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

Legal and regulatory matters

The Company and its subsidiaries are subject at times to various claims, lawsuits, and governmental proceedings relating to the Company's business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits, and proceedings. Some of these claims, lawsuits, and proceedings seek damages, including consequential, exemplary, or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits, and proceedings arising in ordinary course of business are covered by the Company's insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance or elects not to purchase such insurance, the Company may establish an accrual for such loss, retention, or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying Unaudited Condensed Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company's defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that any material loss will result from any claims, lawsuits, and proceedings to which the Company is subject to either individually or in the aggregate.

Securities Litigation

In February and March 2024, two purported securities class actions were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former officers. The two class actions were consolidated into In re Hut 8 Corp. Securities Litigation, Case No. 24-cv-00904 (VM), and a lead plaintiff was appointed on April 19, 2024. The lead plaintiff filed a consolidated amended complaint on June 14, 2024. The consolidated amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the "Securities Act") and Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On December 2, 2024, the defendants filed a motion to dismiss the consolidated amended complaint. On January 16, 2025, the lead plaintiff opposed the motion. On February 18, 2025, the defendants filed a reply in further support of the motion to dismiss. On September 12, 2025, the U.S. District Court for the Southern District of New York issued a decision, dismissing all fraud-based Exchange Act claims and most Securities Act claims, leaving two Section 11 and Section 15 claims tied to King Mountain disclosures. On October 24, 2025, the defendants answered the surviving allegations in the amended complaint and amended their answer on November 14, 2025. On February 4, 2026, at the parties' request, the court stayed all proceedings through April 15, 2026. On April 15, 2026, at the parties' request, the court extended the stay of all proceedings through May 22, 2026. On June 18, 2026, the parties entered into an agreement to settle the litigation, and on June 22, 2026, the plaintiff filed a motion for preliminary approval of the settlement. On July 8, 2026, the court signed an order granting preliminary approval of the settlement. A hearing for final approval of the settlement is scheduled for November 6, 2026.

Since the filing of the securities class actions, shareholder derivative suits were filed against the Company, its directors and certain of its current and former officers in the U.S. District Courts for the Southern District of New York, the District of Delaware, the Southern District of Florida, and the Delaware Court of Chancery alleging derivative claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the Exchange Act, including Section 10(b). All derivative actions in the Southern District of New York were voluntarily dismissed or transferred to the District of Delaware. All derivative actions in the District of Delaware were voluntarily dismissed or dismissed by the court without prejudice. The Southern District of Florida consolidated and stayed three of the proceedings before it, pending the resolution of a motion for summary judgment in In re Hut 8 Corp. Securities Litigation. On September 15, 2026, the parties filed a joint notice of settlement in the Southern District of Florida, and the court signed orders administratively closing all three proceedings before it on the same day. There are five other derivative actions filed in the Southern District of Florida and the Delaware Court of Chancery. One of those actions has been stayed and Defendants have not responded (or been obligated to respond) to the complaints in the remaining four cases.

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

Note 21. Subsequent events

The Company has completed an evaluation of all subsequent events after the balance sheet date up to the date that the Unaudited Condensed Consolidated Financial Statements were issued. Except as described above and below, the Company has concluded no other subsequent events have occurred that require disclosure.

On October 2, 2026, the U.S. Bankruptcy Court for the District of New Jersey approved the Company's acquisition of two data center sites in West Texas from affiliates of Poolin Technology Pte. Ltd. through a Chapter 11 sale process, pursuant to agreements entered into in September 2026. Consideration is up to $180.0 million, consisting of $100.0 million payable at closing and up to $80.0 million contingent on entering into a qualifying data center lease or transfer for AI or HPC use. Closing is scheduled for December 2026, subject to seller extension rights and remaining closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Unaudited Condensed Consolidated Financial Statements and the related notes and the other financial information included elsewhere in this Quarterly Report and with our Audited Consolidated Financial Statements included in our Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report and in the Annual Report, particularly under "Item 1A. Risk Factors." See also "Cautionary Statement Regarding Forward-Looking Statements." Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Business Overview

Hut 8 is an energy infrastructure platform integrating power, digital infrastructure, and compute at scale to fuel next-generation, energy-intensive technologies. The Company develops, commercializes, and operates industrial-scale energy and data center infrastructure through a power-first, innovation-driven approach.

Q3 2026 Highlights

•
$1.07 Billion Senior Secured Revolving Credit Facility. In September 2026, we entered into a four-year, $1.07 billion senior secured revolving credit facility (the "Revolving Credit Facility") with a syndicate of lenders, including JPMorgan Chase Bank, N.A., which is serving as administrative agent and collateral agent. The Revolving Credit Facility provides committed financing capacity at the parent level to fund development and interim working capital needs. Within the total commitment, the facility includes a $1.07 billion letter of credit sublimit to support site development collateral requirements, including interconnection deposits and utility and vendor obligations, reducing the need to post cash collateral. Borrowings bear interest, at our option, at Adjusted Term Secured Overnight Financing Rate ("SOFR") (subject to a 0.00% floor) or an alternate base rate plus an applicable margin based on our consolidated total debt-to-market-capitalization ratio. As of September 30, 2026, no borrowings were outstanding under the facility. Subsequent to September 30, 2026, a letter of credit totaling $3.9 million was issued under the facility.
•
Poolin Asset Acquisition. In September 2026, we entered into agreements to acquire two data center sites in West Texas from affiliates of Poolin Technology Pte. Ltd. through a Chapter 11 sale process. The sites have up to 230 MW in energy capacity subject to final power approvals and infrastructure development, to support AI and HPC workloads. Consideration is up to $180.0 million, consisting of $100.0 million payable at closing and up to $80.0 million contingent on entering into a qualifying data center lease or transfer for AI or HPC use. On October 2, 2026, the U.S. Bankruptcy Court for the District of New Jersey approved the sale. Closing is scheduled for December 2026, subject to seller extension rights and remaining closing conditions.
•
Bitcoin Sales and Share Repurchases. During the three months ended September 30, 2026, we sold approximately 954 Bitcoin for aggregate net proceeds of $74.8 million and repurchased 953,802 shares of our common stock for $74.7 million, at an average price of $78.32 per share, under our $250.0 million stock repurchase program. In October 2026, we sold approximately 2,148 Bitcoin for aggregate net proceeds of $175.4 million and repurchased an additional 2,384,677 shares of our common stock for $175.3 million, at an average price of $73.49 per share. In November 2026, our board of directors approved an additional $750.0 million under our stock repurchase program, increasing the total authorization from $250.0 million to $1.0 billion.
•
Other Capital Transactions. In September 2026, following the closing of our Revolving Credit Facility, we terminated the undrawn $200.0 million Two Prime credit facility. On October 5, 2026, we repaid the TZRC Secured Promissory Note in full for $26.5 million, comprising $26.4 million of principal and paid-in-kind interest outstanding as of September 30, 2026, plus interest accrued through the repayment date.

Key Factors Affecting Our Performance

Power constraints

Access to energy is a key factor affecting our ability to meet growing demand for next-generation, energy-intensive technologies. Power is the foundation of our operations. We acquire, develop, and manage critical energy assets such as interconnects, powered land, and other electrical infrastructure to address the load demands of energy-intensive applications. As competition for power intensifies, our performance depends on originating, commercializing, and optimizing energy capacity at scale. We believe our experience in power origination, infrastructure design, and load optimization positions us to manage these constraints and support continued growth. Our portfolio currently provides access to competitively priced electrical power in the regions where we operate; however, there is no guarantee that we will be able to procure additional power on similar terms, or at all. Market prices for power, capacity, and ancillary services are unpredictable and tend to fluctuate substantially. See "Risk Factors—Risks Related to Our Business and Operations—We are subject to risks associated with our need for significant electrical power" in the Annual Report.

Expansion into AI infrastructure services and other energy-intensive use cases

A key factor affecting our performance is our ongoing expansion into AI infrastructure services and other energy-intensive use cases. We are leveraging our existing development and operational expertise to develop data centers that support specialized workloads for enterprise and hyperscale customers and other next-generation, energy-intensive use cases. Success in this area depends on various factors, including our ability to develop future sites, manage construction and delivery schedules, secure and retain customers, manage capital efficiently, and compete effectively in emerging technology markets. While this expansion may increase operating and capital costs and expose us to execution and market risks, management believes our experience in power origination, development, and management in large-scale digital infrastructure development positions us to capture long-term growth opportunities in the evolving AI sector and other next-generation, energy-intensive use cases.

Price of Bitcoin

While we are migrating towards less volatile, lower cost-of-capital businesses, such as data centers, our current financials remain heavily dependent on the price of Bitcoin, which has historically experienced significant volatility. Our exposure is driven primarily by the Bitcoin held on our consolidated balance sheet, including Bitcoin held directly by us and American Bitcoin in our respective strategic reserves. In addition, our consolidated results reflect American Bitcoin's activities as a Bitcoin accumulation platform and its strategy of purchasing and holding Bitcoin. Lastly, we generate revenue from Bitcoin rewards that are earned through mining operations at our facilities, the majority of which are conducted through American Bitcoin.

Under ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"), Bitcoin is revalued at fair value at the end of each reporting period, with changes in fair value recognized in net income. As a result, fluctuations in Bitcoin prices may impact our consolidated financial performance, including mark-to-market adjustments on Bitcoin, but do not reflect changes in our core operating performance.

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

Key Performance Indicators

In addition to our financial results and generally accepted accounting principles in the United States of America ("GAAP") financial measures, we use certain key performance indicators to evaluate our business, identify trends, and make strategic decisions.

The following table presents our key performance indicators, which are rounded, as of September 30, 2026 and 2025. Prior-year amounts have been recast to conform to the updated definitions of our key performance indicators.

	As of
	September 30,
	2026		2025
Energy Capacity Under Diligence	3,300	MW	1,300	MW
Energy Capacity Under Exclusivity	3,180	MW	1,255	MW
Energy Capacity Under Development	49	MW	1,529	MW
Energy Capacity Under Construction	1,330	MW	–	MW
Energy Capacity Under Management	710	MW	1,020	MW
Total Energy Capacity Pipeline	8,569	MW	5,104	MW

Energy Capacity Under Diligence

Energy Capacity Under Diligence represents greenfield opportunities identified for next-generation, energy-intensive technologies. At this stage, we generally invest limited development capital, representing an immaterial portion of the project's anticipated total development cost, to assess a site's potential by engaging with utilities, landowners, power generators, local, state and regulatory bodies, and other stakeholders to evaluate critical factors, including power availability, infrastructure readiness, fiber connectivity, and overall commercial viability. We monitor Energy Capacity Under Diligence to assess the breadth of our pipeline of potential development sites and to prioritize the allocation of development resources among them. Energy Capacity Under Diligence as of September 30, 2026, was 3,300 MW compared to 1,300 MW as of September 30, 2025. The net increase primarily reflects the addition of newly identified sites, partially offset by sites advancing to subsequent development categories and the removal of sites that no longer met our strategic, commercial, infrastructure, or regulatory criteria.

Energy Capacity Under Exclusivity

Energy Capacity Under Exclusivity represents sites where we have secured site control and completed a suitable power study indicating a viable path to the power and infrastructure required for deployment. We monitor Energy Capacity Under Exclusivity to assess the inventory of sites available for near-term advancement into development as commercial demand and capital availability warrant. Energy Capacity Under Exclusivity was 3,180 MW as of September 30, 2026, compared with approximately 1,255 MW as of September 30, 2025. The net increase primarily reflects the addition of newly identified sites and sites advancing from prior development categories, partially offset by the removal of sites that no longer met our strategic, commercial, infrastructure, or regulatory criteria.

Energy Capacity Under Development

Energy Capacity Under Development represents sites where we are actively investing in development and commercialization by executing definitive land and/or power agreements, advancing site design and infrastructure buildout, and engaging with prospective customers. We monitor Energy Capacity Under Development to assess the capital we have committed to sites in advance of commercialization and to plan the financing, construction, and other resources required as projects approach commercialization. Energy Capacity Under Development as of September 30, 2026 was approximately 49 MW compared to 1,529 MW as of September 30, 2025. The net decrease primarily reflects sites advancing to subsequent development categories.

Energy Capacity Under Construction

Energy Capacity Under Construction represents sites where we have executed definitive commercial agreements and commenced construction activities. This stage includes oversight of contractors, equipment delivery, and commissioning schedules to ensure projects are completed safely, on time, and within budget. We monitor Energy Capacity Under Construction to manage the pace of capital deployment and to track project delivery against contractual customer timelines. Energy Capacity Under Construction as of September 30, 2026 was 1,330 MW, comprised of the 330 MW River Bend site, 500 MW Beacon Point Phase 1 site, and the 500 MW Beacon Point Phase 2 site, compared to zero MW as of September 30, 2025.

Energy Capacity Under Management

Energy Capacity Under Management comprises all power-related assets, including power generation, managed services, ASIC and Central Processing Unit ("CPU") infrastructure, ASIC compute, and non-operational sites. We monitor Energy Capacity Under Management to assess the utilization of our operating assets and to identify capacity that may be redeployed toward higher-value applications or divested. Energy Capacity Under Management was 710 MW as of September 30, 2026, compared to 1,020 MW as of September 30, 2025. The decrease was driven by the divestiture of our formerly consolidated subsidiary, Far North Power Corp. (the "Far North JV") in February 2026, which consisted of four power generation assets in Ontario totaling approximately 310 MW.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we rely on Adjusted EBITDA, inclusive of digital assets mark-to-market, and Adjusted EBITDA, which are non-GAAP financial measures, to evaluate our business, measure our performance, and make strategic decisions.

Adjusted EBITDA, inclusive of digital assets mark-to-market

We define Adjusted EBITDA, inclusive of digital assets mark-to-market, as net income or loss adjusted for interest expense, interest income, income tax provision or benefit, depreciation and amortization, our share of unconsolidated joint venture depreciation and amortization, foreign exchange gain or loss, gain or loss on the sale of property, equipment, and other assets, loss or gain on derivatives and other financial liabilities, gain on the sale of the Far North JV, net of transaction costs, gain on other investments, non-recurring transactions, asset contribution costs, income or loss attributable to non-controlling interest, and stock-based compensation expense.

Adjusted EBITDA

We define Adjusted EBITDA as Adjusted EBITDA, inclusive of digital assets mark-to-market, further adjusted to exclude gain or loss on digital assets attributable to Hut 8 Corp., which removes the effect of mark-to-market fluctuations of digital assets held on our balance sheet. Periodic appreciation or depreciation in the fair value of such digital assets is primarily driven by changes in market prices and does not reflect the results from our core operations.

How we use these measures

Our board of directors and management team use Adjusted EBITDA, inclusive of digital assets mark-to-market, and Adjusted EBITDA to assess our financial performance as these measures allow for the comparison of operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and amortization), and other items (such as non-recurring transactions mentioned above). For these measures, we exclude gains or losses on the sale of assets and gains or losses on other investments because these items arise from transactions or valuation changes outside our core operating activities and, in management's view, excluding them facilitates comparisons of our operating performance across periods. Adjusted EBITDA further excludes the impact of changes in the fair value of our digital asset holdings, which may otherwise affect the comparability of our financial results across periods. Investors are encouraged to evaluate each adjustment and the reasons our board of directors and management believe these measures provide useful supplemental information.

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

We may modify the calculation or presentation of these measures in the future, and any such modification could be material. These measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results reported in accordance with GAAP. Because other companies, including companies in our industry, may calculate similarly titled measures differently, our non-GAAP measures may not be comparable to those reported by other companies, which limits their usefulness for comparative purposes. For a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please see "—Results of Operations" below.

Business Segments

We have four reportable business segments: Power, Digital Infrastructure, Compute, and Other.

Power

The Power business segment consists of Power Generation and Managed Services.

Power Generation

In February 2026, we completed the divestiture of the Far North JV, and accordingly no longer generate revenue from these assets. We previously generated revenue from our interest in the Far North JV, which acquired four natural gas power plants in Ontario, Canada in February 2024. Our ownership interest was initially 80.1% and decreased to 72.8% upon the non-controlling interest holder's exercise of warrants simultaneously with the sale of the Far North JV. The power generation facilities are connected to the Independent Electricity System Operator, which operates Ontario's power grid, and primarily generated revenue from capacity and electricity sales. Revenue generated from capacity and electricity sales was variable and depended on several factors, including generation capacity in the market, the supply and demand for electricity, and the prevailing price of natural gas.

Managed Services

Our Managed Services business provides institutional partners with an end-to-end partnership model for energy infrastructure development, including:

•
Project inception: site design, procurement, and construction management;
•
Project operationalization: software automation, process design, personnel hiring, and team training;
•
Revenue management: utility contracts, hosting operations, and customer management;
•
Project optimization: energy portfolio optimization and strategic initiatives; and/or
•
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

As of September 30, 2026, we managed 280 MW of energy capacity under this program at one site in the United States owned by the King Mountain JV.

Starting April 1, 2025, we began operating as the exclusive provider of managed services to American Bitcoin via the execution of a Master Managed Services Agreement ("MSA"). Under the MSA, we provide American Bitcoin with management, oversight, strategy, compliance, operational, and other services for American Bitcoin's mining operations. These operations are colocated at our facilities. The fee structure typically consists of (i) a fixed fee of $1.250/kW-month based on the power capacity of each facility, as well as (ii) designated site-level reimbursements. As American Bitcoin is a consolidated subsidiary, all fees under the MSA are eliminated in consolidation.

Digital Infrastructure

The Digital Infrastructure segment consists of ASIC Infrastructure, CPU Infrastructure, and AI Infrastructure.

ASIC Infrastructure

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

Starting April 1, 2025, we began operating as the exclusive provider of ASIC infrastructure services to American Bitcoin via the execution of a Master Colocation Services Agreement ("CSA"). Under the CSA, we provide ASIC infrastructure services for American Bitcoin's miners at our facilities. The fee structure typically includes (i) a fixed monthly fee that targets a 25% yield on cost of each facility as of the start of the specific service order under the CSA, subject to an annual increase, as well as (ii) infrastructure-related site level reimbursements. As American Bitcoin is a consolidated subsidiary, all fees under the CSA are eliminated in consolidation.

CPU Infrastructure

Through our Hut 8 Canada business, we provide data center colocation solutions, supported by approximately 3 MW of energy capacity and more than 36,000 square feet of geo-diverse data center space across five locations in Canada. These services support customers operating compute, storage, and network workloads across traditional enterprise, B2B, machine learning, visual effects, and AI. Our CPU infrastructure offering is delivered in Mississauga, Ontario; Vaughan, Ontario; Kelowna, British Columbia; and two locations in Vancouver, British Columbia. The facilities are powered predominantly by emission-free energy sources. This business serves computing needs unrelated to ASIC Compute. These data centers are carrier neutral with network diversity and redundancy from multiple telecommunications providers.

Our CPU infrastructure business is based on a fixed-fee model. Customers pay a fixed recurring monthly fee based on a set amount of resources assigned.

AI Infrastructure

We are expanding our Digital Infrastructure platform to support AI and other high-performance computing workloads through purpose-built data centers, beginning with the development of our River Bend campus in Louisiana and our fully contracted Beacon Point campus in Texas.

Compute

Our Compute segment comprises operating businesses that deploy and monetize compute assets across next-generation energy-intensive technology end markets. We generate revenue through the operation of owned compute infrastructure and the provision of compute-based services, with economics driven by hardware utilization, operating efficiency, and market demand. For the periods presented, the Compute business segment consisted of ASIC Compute, Traditional Cloud, and AI Cloud.

ASIC Compute

The ASIC Compute business reflects revenue generated primarily by American Bitcoin.

Our ASIC Compute business spanned six sites as of September 30, 2026, which are primarily occupied by American Bitcoin miners and hosted at facilities supported by our ASIC Infrastructure:

•
five sites with facilities we own and/or lease, and operate: (1) Alpha (Niagara Falls, New York), (2) Medicine Hat (Medicine Hat, Alberta), (3) Salt Creek (Orla, Texas), (4) Vega (Amarillo, Texas), and (5) Drumheller (Drumheller, Alberta); and
•
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

On March 31, 2025, we launched American Bitcoin. Beginning April 1, 2025, ASIC Compute operations previously reported under our Compute segment remain under this business but operate generally through our majority-owned subsidiary, American Bitcoin.

On August 5, 2025, American Bitcoin entered into an On-Rack Sales and Purchase Agreement (the "2025 ABTC Bitmain Purchase Agreement") with Bitmain Technologies Georgia Limited (together with its affiliates, "Bitmain") to purchase up to approximately 17,280 Bitmain Antminer U3S21EXPH ASIC miners (collectively, the "Bitmain Miners"), representing a total of approximately 14.86 EH/s. Concurrently with the execution of the 2025 ABTC Bitmain Purchase Agreement, American Bitcoin purchased 16,299 of the Bitmain Miners, representing a total of approximately 14.02 EH/s, for a total purchase price of approximately $314 million, paid through the pledge of Bitcoin at a mutually agreed upon fixed price. In September 2025, American Bitcoin purchased the remaining 981 Bitmain Miners for a total purchase price of $18.9 million, also paid through the pledge of Bitcoin at a mutually agreed upon fixed price. The Bitcoin pledged under the 2025 ABTC Bitmain Purchase Agreement has a redemption period of approximately 24 months from each pledge date.

In March 2026, our site in Drumheller, Alberta was re-energized in anticipation of the delivery and deployment of approximately 11,298 Bitcoin miners purchased by American Bitcoin from Bitmain, representing approximately 3.05 EH/s at approximately 13.5 J/TH, for a total purchase price of $49.4 million, paid through the pledge of Bitcoin at a mutually agreed upon fixed price. The delivery and deployment of these Bitcoin miners was completed in April 2026, increasing American Bitcoin's total owned fleet capacity from approximately 25.1 to approximately 28.1 EH/s while improving overall portfolio efficiency from approximately 16.3 to approximately 16.0 J/TH. The Bitcoin pledged for this purchase has a redemption period of approximately 24 months from the applicable pledge date. American Bitcoin may elect to extend the pledge period for an additional 12 months.

Traditional Cloud

Our Traditional Cloud business reflected revenue generated by Hut 8 Canada. Traditional Cloud services supported both public and private cloud deployments, managed backup, business continuity and disaster recovery services, and high-performance, high-capacity storage solutions, under a consumption-based fee structure in which customers committed to a baseline level of compute, storage, network, or power usage, with usage beyond the baseline typically billed incrementally. During August 2026, we sold the Traditional Cloud business.

AI Cloud

Our AI Cloud assets are deployed under our wholly owned subsidiary, Highrise AI, Inc., at a third-party colocation site near Chicago, Illinois. This business generates recurring revenue through contracts where customers pay for access to graphics processing units ("GPU") compute resources under on-demand or committed-use arrangements.

Other

Our Other reporting segment included activities that fall outside the scope of our Power, Digital Infrastructure, and Compute layers. There was no activity in our Other segment during the periods presented.

Equipment Sales and Repairs

We may sell mining equipment when profitable opportunities arise (e.g., if market prices exceed our procurement cost). We may also repair miners for third parties in exchange for fees, as we have a fully equipped, MicroBT-certified repair center space at our Medicine Hat site.

Results of Operations

Three Months Ended September 30, 2026 and 2025

	Three Months Ended
	September 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Revenue:
Power	$1,259	$8,367	$(7,108)
Digital Infrastructure	1,384	5,107	(3,723)
Compute	68,428	70,036	(1,608)
Total revenue	71,071	83,510	(12,439)

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	757	6,494	(5,737)
Cost of revenue – Digital Infrastructure	1,437	3,804	(2,367)
Cost of revenue – Compute	28,031	22,032	5,999
Total cost of revenue	30,225	32,330	(2,105)

Operating expenses (income):
Depreciation and amortization	40,146	27,795	12,351
General and administrative expenses	99,555	25,858	73,697
Gain on digital assets	(413,789)	(76,595)	(337,194)
(Gain) loss on sale of property, equipment, and other assets	(3,273)	1,467	(4,740)
Total operating income	(277,361)	(21,475)	(255,886)
Operating income	318,207	72,655	245,552

Other (expenses) income:
Foreign exchange gain (loss)	392	(1,530)	1,922
Interest expense	(105,512)	(8,616)	(96,896)
Interest income	61,769	—	61,769
(Loss) gain on derivatives and other financial liabilities	(62,750)	4,930	(67,680)
Gain on other investments	23,686	—	23,686
Equity in earnings of unconsolidated joint venture	5,365	2,192	3,173
Total other expenses	(77,050)	(3,024)	(74,026)

Net income before income taxes	241,157	69,631	171,526

Income tax provision	(51,663)	(19,019)	(32,644)

Net income	$189,494	$50,612	$138,882

Less: Net income attributable to non-controlling interests	(58,423)	(503)	(57,920)
Net income attributable to Hut 8 Corp.	$131,071	$50,109	$80,962

Net income	$189,494	$50,612	$138,882
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,480)	(16,442)	13,962
Unrealized loss on restricted short-term investments, net of tax	(1,841)	—	(1,841)
Total comprehensive income	185,173	34,170	151,003
Less: Comprehensive income attributable to non-controlling interest	(58,423)	(494)	(57,929)
Comprehensive income attributable to Hut 8 Corp.	$126,750	$33,676	$93,074

Adjusted EBITDA reconciliation:

	Three Months Ended
	September 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Net income	$189,494	$50,612	$138,882
Interest expense	105,512	8,616	96,896
Interest income	(61,769)	—	(61,769)
Income tax provision	51,663	19,019	32,644
Depreciation and amortization	40,146	27,795	12,351
Share of unconsolidated joint venture depreciation and amortization (1)	2,159	4,454	(2,295)
Foreign exchange (gain) loss	(392)	1,530	(1,922)
(Gain) loss on sale of property, equipment, and other assets	(3,273)	1,467	(4,740)
Loss (gain) on derivatives and other financial liabilities	62,750	(4,930)	67,680
Gain on other investments	(23,686)	—	(23,686)
Non-recurring transactions (2)	—	2,896	(2,896)
Income attributable to non-controlling interests	(77,073)	(8,793)	(68,280)
Stock-based compensation expense	64,737	6,318	58,419
Adjusted EBITDA, inclusive of digital assets mark-to-market	$350,268	$108,984	$241,284
Gain on digital assets attributable to Hut 8 Corp.	(317,242)	(78,503)	(238,739)
Adjusted EBITDA	$33,026	$30,481	$2,545

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
(2)
There were no non-recurring transactions for the three months ended September 30, 2026. Non-recurring transactions for the three months ended September 30, 2025 primarily represent approximately $2.9 million of American Bitcoin related transaction costs.

Revenue

Total revenue was $71.1 million and $83.5 million for the three months ended September 30, 2026 and 2025, respectively, and consisted of Power, Digital Infrastructure, and Compute.

Power

Power revenue was $1.3 million and $8.4 million for the three months ended September 30, 2026 and 2025, respectively. This $7.1 million decrease was primarily driven by a $7.3 million decrease in electricity sales resulting from the sale of the Far North JV in February 2026, compared to a full quarter of the Far North JV activity in 2025.

Digital Infrastructure

Digital Infrastructure revenue was $1.4 million and $5.1 million for the three months ended September 30, 2026 and 2025, respectively. This $3.7 million decrease was primarily attributable to a $3.6 million decrease in ASIC colocation revenue following the termination of the Vega colocation agreement when American Bitcoin exercised its option to purchase the miners at the site in August 2025, and a $0.1 million decrease in CPU Infrastructure revenue resulting from customer churn.

Compute

Compute revenue was $68.4 million and $70.0 million for the three months ended September 30, 2026 and 2025, respectively, representing a decrease of $1.6 million. The decrease was primarily driven by a $2.6 million decrease in ASIC Compute revenue, reflecting a decrease in average revenue per Bitcoin mined from approximately $114,121 to approximately $71,087, partially offset by an increase in Bitcoin mined from approximately 578 to approximately 891. The increase in Bitcoin mined was primarily attributable to additional operating capacity following the commencement of ASIC Compute operations at the Vega site in August 2025 and the re-energization of the Drumheller site in March 2026. Traditional Cloud revenue also decreased by $0.7 million, primarily as a result of the sale of that business in August 2026. These decreases were partially offset by a $1.7 million increase in AI Cloud revenue driven by new customer contracts entered into since the third quarter of 2025.

Cost of Revenue

Total cost of revenue was $30.2 million and $32.3 million for the three months ended September 30, 2026 and 2025, respectively, and consisted of Power, Digital Infrastructure, and Compute.

Power

Power cost of revenue was $0.8 million and $6.5 million for the three months ended September 30, 2026 and 2025, respectively. The $5.7 million decrease was primarily attributable to lower costs associated with electricity sales following the divestiture of the Far North JV in February 2026.

Digital Infrastructure

Digital Infrastructure cost of revenue was $1.4 million and $3.8 million for the three months ended September 30, 2026 and 2025, respectively. The $2.4 million decrease was primarily attributable to lower pass-through costs under the ASIC colocation agreement with Bitmain at the Vega site as the agreement was terminated in August 2025.

Compute

Compute cost of revenue was $28.0 million and $22.0 million for the three months ended September 30, 2026 and 2025, respectively. This $6.0 million increase was primarily driven by a $6.4 million increase in ASIC Compute costs, reflecting $3.8 million of higher electricity costs from additional operating capacity following the commencement of ASIC Compute operations at the Vega site in August 2025 and the re-energization of the Drumheller site in March 2026. The increase was partially offset by a $0.4 million decrease in Traditional Cloud costs following the sale of that business in August 2026.

Depreciation and Amortization

Depreciation and amortization expense was $40.1 million and $27.8 million for the three months ended September 30, 2026 and 2025, respectively. This $12.4 million increase was primarily driven by (i) $13.1 million of higher depreciation on American Bitcoin's ASIC miners due to a full quarter of depreciation on miners at the Vega site, where ASIC Compute operations commenced in August 2025, additional miners placed in service in October 2025, and the re-energization of the Drumheller site in March 2026, and (ii) $1.9 million of higher depreciation on mining infrastructure associated with the Vega site. These increases were partially offset by a $1.6 million decrease in depreciation of power plant assets following the Far North JV sale in February 2026 and a $1.0 million decrease in depreciation and amortization of other assets, primarily computer and network equipment.

General and Administrative Expenses

General and administrative expenses were $99.6 million and $25.9 million for the three months ended September 30, 2026 and 2025, respectively. The $73.7 million increase was primarily attributable to (i) a $58.4 million increase in stock-based compensation expense primarily due to one-time awards granted in 2025 under our long-term incentive plan, as well as ordinary course awards to attract and retain top talent, (ii) a $7.7 million increase in professional fees primarily due to legal expenses incurred to support the execution of our growth plan, (iii) a $6.2 million increase in salaries and benefits resulting from additional headcount to support our growth initiatives, primarily within our Energy Origination and other growth functions, (iv) a $3.9 million increase in general, marketing and administrative expenses, including higher conference and events costs and rent expense for our new, larger corporate headquarters, and (v) a $0.6 million increase in insurance expense resulting primarily from growth in our asset base. These increases were partially offset by a $2.9 million decrease in transaction costs primarily associated with the merger between Gryphon Digital Mining, Inc. and American Bitcoin (the "ABTC Merger"), which closed in September 2025, and a $0.2 million decrease in other general and administrative expenses.

Gain on Digital Assets

Gain on digital assets was $413.8 million and $76.6 million for the three months ended September 30, 2026 and 2025, respectively. The favorable variance was primarily driven by a greater increase in the price of Bitcoin during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. During the three months ended September 30, 2026, the price of Bitcoin increased from approximately $59,847 to approximately $83,415. During the three months ended September 30, 2025, the price of Bitcoin increased from approximately $107,173 to approximately $114,068.

Other Expense

Other expenses were $77.1 million and $3.0 million for the three months ended September 30, 2026 and 2025, respectively. The $74.0 million increase was primarily attributable to (i) a $96.9 million increase in interest expense resulting from higher average outstanding debt following the issuance of construction and development financings for River Bend Phase 1 and Beacon Point Phase 1, and (ii) a $67.7 million unfavorable change in gains and losses on derivatives and other financial liabilities, primarily due to the fair value remeasurement of Bitcoin redemption rights associated with American Bitcoin's ASIC miner purchases, driven by the increase in the price of Bitcoin and a higher amount of Bitcoin pledged by American Bitcoin. These unfavorable changes were partially offset by (i) a $61.8 million increase in interest income, primarily from investing unused proceeds from the River Bend Phase 1 and Beacon Point Phase 1 construction and development financings in restricted short-term investments to partially offset the interest costs incurred on the related notes, (ii) a $23.7 million gain from the fair value remeasurement of our investment in Ionic Digital Inc. ("Ionic") following its public listing on Nasdaq in July 2026, (iii) a $3.2 million increase in equity in earnings of an unconsolidated joint venture, and (iv) a $1.9 million favorable change in foreign exchange gains and losses.

Income Tax Provision

Our income tax provision was $51.7 million for the three months ended September 30, 2026, compared to our income tax provision of $19.0 million for the three months ended September 30, 2025. This $32.6 million change was primarily driven by deferred taxes related to the gains on digital assets.

Results of Operations

Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended
	September 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Revenue:
Power	$6,175	$18,239	$(12,064)
Digital Infrastructure	3,972	7,936	(3,964)
Compute	206,873	120,449	86,424
Total revenue	217,020	146,624	70,396

Cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenue – Power	3,690	15,122	(11,432)
Cost of revenue – Digital Infrastructure	4,357	7,483	(3,126)
Cost of revenue – Compute	74,617	50,160	24,457
Total cost of revenue	82,664	72,765	9,899

Operating expenses (income):
Depreciation and amortization	118,315	62,152	56,163
General and administrative expenses	257,375	77,075	180,300
Loss (gain) on digital assets	20,465	(181,841)	202,306
(Gain) loss on sale of property, equipment, and other assets	(3,306)	3,609	(6,915)
Total operating expenses (income)	392,849	(39,005)	431,854
Operating (loss) income	(258,493)	112,864	(371,357)

Other (expenses) income:
Foreign exchange (loss) gain	(5,547)	1,593	(7,140)
Interest expense	(165,915)	(24,481)	(141,434)
Interest income	88,854	—	88,854
Asset contribution costs	—	(22,780)	22,780
(Loss) gain on derivatives and other financial liabilities	(4,286)	8,347	(12,633)
Gain on sale of Far North JV, net of transaction costs	34,711	—	34,711
Gain on other investments	23,686	—	23,686
Equity in earnings of unconsolidated joint venture	17,466	4,621	12,845
Total other expenses	(11,031)	(32,700)	21,669

Net (loss) income before income taxes	(269,524)	80,164	(349,688)

Income tax benefit (provision)	28,741	(26,388)	55,129

Net (loss) income	$(240,783)	$53,776	$(294,559)

Less: Net loss (income) attributable to non-controlling interests	1,814	(244)	2,058
Net (loss) income attributable to Hut 8 Corp.	$(238,969)	$53,532	$(292,501)

Net (loss) income	$(240,783)	$53,776	$(294,559)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(24,491)	24,637	(49,128)
Unrealized loss on restricted short-term investments, net of tax	(1,841)	—	(1,841)
Total comprehensive (loss) income	(267,115)	78,413	(345,528)
Less: Comprehensive loss (income) attributable to non-controlling interest	1,809	(290)	2,099
Comprehensive (loss) income attributable to Hut 8 Corp.	$(265,306)	$78,123	$(343,429)

Adjusted EBITDA reconciliation:

	Nine Months Ended
	September 30,		Increase
(in USD thousands)	2026	2025	(Decrease)
Net (loss) income	$(240,783)	$53,776	$(294,559)
Interest expense	165,915	24,481	141,434
Interest income	(88,854)	—	(88,854)
Income tax (benefit) provision	(28,741)	26,388	(55,129)
Depreciation and amortization	118,315	62,152	56,163
Share of unconsolidated joint venture depreciation and amortization (1)	6,477	15,482	(9,005)
Foreign exchange loss (gain)	5,547	(1,593)	7,140
(Gain) loss on sale of property, equipment, and other assets	(3,306)	3,609	(6,915)
Loss (gain) on derivatives and other financial liabilities	4,286	(8,347)	12,633
Gain on sale of Far North JV, net of transaction costs	(34,711)	—	(34,711)
Gain on other investments	(23,686)	—	(23,686)
Non-recurring transactions (2)	—	8,120	(8,120)
Asset contribution costs	—	22,780	(22,780)
Income attributable to non-controlling interests	(42,148)	(12,106)	(30,042)
Stock-based compensation expense	166,850	17,751	149,099
Adjusted EBITDA, inclusive of digital assets mark-to-market	$5,161	$212,493	$(207,332)
Loss (gain) on digital assets attributable to Hut 8 Corp.	35,555	(183,123)	218,678
Adjusted EBITDA	$40,716	$29,370	$11,346

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
(2)
There were no non-recurring transactions for the nine months ended September 30, 2026. Non-recurring transactions for the nine months ended September 30, 2025 represent approximately $7.6 million of American Bitcoin-related transaction costs, and $0.5 million of restructuring costs.

Revenue

Total revenue was $217.0 million and $146.6 million for the nine months ended September 30, 2026 and 2025, respectively, and consisted of Power, Digital Infrastructure, and Compute.

Power

Power revenue was $6.2 million and $18.2 million for the nine months ended September 30, 2026 and 2025, respectively. This $12.1 million decrease was primarily driven by a $12.4 million decrease in electricity sales resulting from the sale of the Far North JV in February 2026, compared to a full period of the Far North JV activity in 2025.

Digital Infrastructure

Digital Infrastructure revenue was $4.0 million and $7.9 million for the nine months ended September 30, 2026 and 2025, respectively. The $4.0 million decrease was primarily attributable to a $3.8 million decrease in ASIC colocation revenue following the termination of the Vega colocation agreement with Bitmain when American Bitcoin exercised its option to purchase the miners at the site in August 2025.

Compute

Compute revenue was $206.9 million and $120.4 million for the nine months ended September 30, 2026 and 2025, respectively, representing an increase of $86.4 million. The increase was primarily driven by higher ASIC Compute revenue, reflecting an increase in Bitcoin mined from approximately 1,021 to approximately 2,643, partially offset by a decrease in average revenue per Bitcoin mined from approximately $106,399 to approximately $72,918. The increase in Bitcoin mined was primarily attributable to improved uptime following the fleet upgrade completed in April 2025 at the Salt Creek and Medicine Hat locations, as well as the commencement of ASIC Compute operations at the Vega site in August 2025 and Drumheller in March 2026. The increase also reflected a $3.2 million increase in AI Cloud revenue, driven by new customer contracts entered into since the third quarter of 2025. These increases were partially offset by a $0.9 million decrease in Traditional Cloud revenue due to the sale of that business in August 2026.

Cost of Revenue

Total cost of revenue was $82.7 million and $72.8 million for the nine months ended September 30, 2026 and 2025, respectively, and consisted of Power, Digital Infrastructure, and Compute.

Power

Power cost of revenue was $3.7 million and $15.1 million for the nine months ended September 30, 2026 and 2025, respectively. The $11.4 million decrease was primarily attributable to lower costs associated with electricity sales following the sale of the Far North JV in February 2026, which contributed approximately one month of activity in 2026 compared to a full nine months in 2025.

Digital Infrastructure

Digital Infrastructure cost of revenue was $4.4 million and $7.5 million for the nine months ended September 30, 2026 and 2025, respectively. The $3.1 million decrease was primarily attributable to lower pass-through costs under the ASIC colocation agreement with Bitmain at the Vega site following the termination of the agreement in August 2025.

Compute

Compute cost of revenue was $74.6 million and $50.2 million for the nine months ended September 30, 2026 and 2025, respectively. This $24.5 million increase was primarily driven by a $25.0 million increase in ASIC Compute costs, reflecting higher electricity costs from improved uptime following the fleet upgrades completed at the Salt Creek and Medicine Hat sites in April 2025 and additional operating capacity following the commencement of ASIC Compute operations at the Vega site in August 2025 and the re-energization of the Drumheller site in March 2026. The increase was partially offset by a $0.5 million decrease in Traditional Cloud costs following the sale of that business in August 2026.

Depreciation and Amortization

Depreciation and amortization expense was $118.3 million and $62.2 million for the nine months ended September 30, 2026 and 2025, respectively. This $56.2 million increase was primarily driven by $50.6 million of higher depreciation on American Bitcoin's ASIC miners, primarily due to the fleet upgrades completed at the Salt Creek and Medicine Hat sites in April 2025, the commencement of ASIC Compute operations at the Vega site in August 2025, and the re-energization of the Drumheller site in March 2026. The increase also included $13.4 million of higher depreciation on mining infrastructure and related machinery and equipment associated with the construction and energization of the Vega site in June 2025. These increases were partially offset by a $4.9 million decrease in depreciation of power plant assets following the sale of the Far North JV in February 2026, and a $2.9 million decrease in depreciation and amortization of other assets, primarily computer and network equipment.

General and Administrative Expenses

General and administrative expenses were $257.4 million and $77.1 million for the nine months ended September 30, 2026 and 2025, respectively. This $180.3 million increase was primarily attributable to (i) a $149.1 million increase in stock-based compensation expense primarily due to one-time awards granted in 2025 under our long-term incentive plan, as well as ordinary course awards to attract and retain top talent, (ii) a $17.3 million increase in salaries and benefits resulting from additional headcount to support our growth initiatives, primarily within our Energy Origination and other growth functions, (iii) an $11.8 million increase in professional fees, primarily due to higher legal expenses incurred to support the execution of our growth plan, (iv) a $7.7 million increase in general, marketing and administrative expenses, including higher conference and events costs and rent expense for our new, larger corporate headquarters, and (v) a $3.2 million increase in insurance expense resulting primarily from growth in our asset base. These increases were partially offset by a $7.6 million decrease in transaction costs, primarily associated with the merger between Gryphon Digital Mining, Inc. and American Bitcoin, which closed in September 2025, and a $1.2 million decrease in sales tax expense.

Loss (Gain) on Digital Assets

Loss on digital assets was $20.5 million for the nine months ended September 30, 2026, compared to a gain on digital assets of $181.8 million for the nine months ended September 30, 2025. The $202.3 million unfavorable variance was primarily driven by a decrease in the price of Bitcoin during the nine months ended September 30, 2026, compared to an increase during the corresponding period in 2025. During the nine months ended September 30, 2026, the price of Bitcoin declined from approximately $87,498 to approximately $83,415. During the nine months ended September 30, 2025, the price of Bitcoin increased from approximately $93,354 to approximately $114,068.

Other Expense

Other expenses were $11.0 million and $32.7 million for the nine months ended September 30, 2026 and 2025, respectively. This $21.7 million decrease was primarily driven by (i) an $88.8 million increase in interest income from investing unused proceeds from the River Bend Phase 1 and Beacon Point Phase 1 construction and development financings in restricted short-term investments, in order to partially offset the interest costs incurred on the related notes, (ii) a $34.7 million gain on the sale of the Far North JV, net of transaction costs, (iii) a $23.7 million gain from the fair value remeasurement of our investment in Ionic following its public listing on Nasdaq in July 2026, (iv) a $22.8 million decrease in asset contribution costs related to the non-controlling interest portion of our March 31, 2025 contribution of substantially all of our ASIC miners in exchange for 80% of American Data Centers Inc., as part of the launch of American Bitcoin, and (v) a $12.8 million increase in equity in earnings of an unconsolidated joint venture. These favorable changes were partially offset by (i) a $141.4 million increase in interest expense due to higher average outstanding debt following the issuance of construction and development financings for River Bend Phase 1 and Beacon Point Phase 1, (ii) a $12.6 million unfavorable change in gains and losses on derivatives and other financial liabilities, primarily driven by lower gains on Bitcoin call options, partially offset by lower losses from the fair value remeasurement of Bitcoin redemption rights associated with American Bitcoin's ASIC miner purchases, and (iii) a $7.1 million unfavorable change in foreign exchange gains and losses.

Income Tax Benefit (Provision)

Our income tax benefit was $28.7 million for the nine months ended September 30, 2026, compared to our income tax provision of $26.4 million for the nine months ended September 30, 2025. This $55.1 million change was primarily driven by the tax benefit on our pre-tax loss of $269.5 million for the nine months ended September 30, 2026, compared to the tax provision on pre-tax income of $80.2 million for the nine months ended September 30, 2025.

King Mountain JV

The King Mountain JV is a 50/50 joint venture with one of the world's largest renewable energy producers. The King Mountain JV has 280 MW of self-mining and hosting operations located behind-the-meter at a wind farm in McCamey, Texas.

As of September 30, 2026, the King Mountain JV owned approximately 18,000 miners for self-mining (about 1.8EH/s) and hosted approximately 51,589 miners (about 9.9 EH/s) for a single hosting customer at its King Mountain site, which has a total capacity of 280 MW.

We account for the King Mountain JV using the equity method of accounting, resulting in reporting the King Mountain JV as an unconsolidated joint venture. Additionally, our 50% portion of any distributions from the King Mountain JV was used to pay down the TZRC Secured Promissory Note. In October 2026, we repaid the outstanding balance of the TZRC Secured Promissory Note in full. See Note 9. Investment in unconsolidated joint venture and Note 11. Loans, notes payable, and other financial liabilities to the Unaudited Condensed Consolidated Financial Statements found elsewhere in this Quarterly Report for additional information on the King Mountain JV and TZRC Secured Promissory Note.

Below are the condensed consolidated income statements for the King Mountain JV for the three and nine months ended September 30, 2026 and 2025.

Condensed Consolidated Income Statement
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2026	2025	2026	2025
Total revenue, net	$28,724	$37,026	$86,741	$101,471
Gross profit	12,146	14,666	38,938	43,971
Net income (loss)	7,244	899	24,474	(1,215)
Net income (loss) attributable to investee	3,622	450	12,237	(608)

Our board of directors and management team also evaluate Adjusted EBITDA for the King Mountain JV, which is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before depreciation and amortization and interest income. We use Adjusted EBITDA to assess the King Mountain JV's financial performance because it allows us to compare the operating performance on a consistent basis across periods by removing the effects of the King Mountain JV's capital structure.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in USD thousands)	2026	2025	2026	2025
Net income (loss)	$7,244	$899	$24,474	$(1,215)
Depreciation and amortization	4,318	13,644	12,954	45,173
Interest income	(278)	(602)	(1,020)	(2,679)
Adjusted EBITDA	$11,284	$13,941	$36,408	$41,279

Liquidity and Capital Resources

Our primary sources of liquidity include restricted and unrestricted cash and cash equivalents, restricted short-term investments, debt facilities, Bitcoin held on our balance sheet, equity issuances, senior secured notes, our Revolving Credit Facility, and cash flows from operations. We have secured significant project-level financing, including the $3.25 billion and $4.25 billion of senior secured notes issued by wholly owned subsidiaries of ours in April and June 2026 to fund development at our River Bend and Beacon Point campuses, respectively. In September 2026, we also entered into a $1.07 billion senior secured revolving credit facility at the parent level to support general corporate purposes and working capital needs. We maintain relationships with established capital providers to support our development initiatives and infrastructure buildouts.

Historically, our primary cash needs have been for working capital to support growth initiatives, including infrastructure purchases and development, acquisitions, and equipment financing, including the purchase of additional Bitcoin miners. Going forward, we will continue to prioritize infrastructure development while our ASIC compute operations will mainly be conducted through American Bitcoin, our consolidated subsidiary. In addition to equipment financing for the purchase of additional Bitcoin miners, American Bitcoin's primary cash needs are to support its Bitcoin accumulation efforts, including at-market purchases of Bitcoin. Our infrastructure development needs include the development of our River Bend and fully contracted Beacon Point facilities, each of which is expected to require a multi-billion-dollar capital investment.

Subsequent to September 30, 2026, in October 2026, we repaid the TZRC Secured Promissory Note in full for $26.5 million, comprising $26.4 million of principal and paid-in-kind interest outstanding as of September 30, 2026, plus interest accrued through the repayment date.

In September 2026, we entered into a $1.07 billion senior secured revolving credit facility with a syndicate of lenders, maturing in September 2030. The facility includes a letter of credit sublimit equal to full commitment and provides additional liquidity to support general corporate purposes and working capital needs, including collateral requirements associated with infrastructure development. The facility contains a minimum liquidity covenant that will first be tested for the quarter ending March 31, 2027. See Note 11. Loans, notes payable, and other financial liabilities. As of September 30, 2026, there were no borrowings or letters of credit outstanding under the facility. Subsequent to September 30, 2026, we issued a letter of credit totaling $3.9 million under the Revolving Credit Facility, which reduced available capacity by that amount.

In September 2026, we terminated the Two Prime Credit Agreement, under which $200.0 million of undrawn capacity had been available. We did not draw on the facility at any time prior to its termination.

On December 4, 2024, our board of directors authorized the repurchase of up to $250.0 million of our common stock (the "Repurchase Program"). Repurchases may be made from time to time in open market or privately negotiated transactions, subject to market conditions and other factors, and the program may be suspended or discontinued at any time. During the three months ended September 30, 2026, we repurchased 953,802 shares of our common stock under the Repurchase Program for an aggregate purchase price of $74.7 million, inclusive of immaterial commissions. We funded these repurchases with net proceeds of $74.8 million from the sale of approximately 954 Bitcoin held in our strategic reserve. In October 2026, we repurchased an additional 2,384,677 shares for $175.3 million funded with net proceeds of $175.4 million from the sale of approximately 2,148 Bitcoin. In November 2026, our board of directors authorized an additional $750.0 million under our stock repurchase program, increasing the total authorization from $250.0 million to $1.0 billion. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

In June 2026, we completed a private offering of $4.25 billion aggregate principal amount of 6.129% senior secured notes due November 30, 2042 through our wholly owned subsidiary, Beacon Point DC. Net proceeds from the offering are being used to fund the development of our Beacon Point campus, including a turnkey data center with 352 megawatts of critical IT capacity supported by 500 megawatts of utility capacity and an associated substation, and fund debt service reserves and transaction costs. The Beacon Point Notes are secured by first-priority liens on substantially all assets of Beacon Point DC, other than certain excluded property, as well as a pledge of the equity interests in Beacon Point DC held by Beacon Point Holding LLC, the direct parent company of Beacon Point DC. Cash flows generated under the campus's long-term triple-net lease are expected to serve as the primary source of debt service on the Beacon Point Notes. Following the execution of a long-term triple-net lease for the second phase in July 2026, the Beacon Point campus became fully contracted. We are actively pursuing financing for the development and construction of Beacon Point Phase 2.

In May 2026, we entered into a $200.0 million Bitcoin-collateralized term loan with FalconX (the "FalconX Term Loan"), maturing in April 2027 and bearing a fixed interest rate of 7.00%. The facility is structured with an initial collateral ratio of 143%, with margin call and liquidation thresholds at 130% and 105%, respectively. The loan includes a prepayment option after six months without penalty, while early repayment prior to that period is subject to a 0.125%–0.25% fee depending on the circumstances. Proceeds from the facility were used to pay off our loan with Coinbase, which bore a 9.00% interest rate and has since been terminated. We currently intend to repay the FalconX Term Loan prior to maturity.

In May 2026, at the election of Coatue Tactical Solutions Lending Holdings AIV 3 LP ("Coatue"), the $159.3 million outstanding principal balance of the Coatue Note was converted into 9,715,476 shares of our common stock. The conversion reduced outstanding debt by $159.3 million and increased stockholders' equity. We also paid $1.3 million in cash for interest accrued from March 31, 2026 through the conversion date.

In April 2026, we completed a private offering of $3.25 billion aggregate principal amount of 6.192% senior secured notes due November 15, 2042 (the "River Bend Notes") through our wholly owned subsidiary, Hut 8 DC LLC. Net proceeds from the offering are being used to fund the development of our River Bend campus, including a turnkey data center with 245 megawatts of critical IT capacity supported by 330 megawatts of utility capacity and an associated substation, reimburse prior equity contributions, and fund debt service reserves and transaction costs. The River Bend Notes are secured by the River Bend project assets and are non-recourse to the parent company, providing long-term project-level financing to support the development of the River Bend campus. Cash flows generated under the campus's long-term triple-net lease are expected to serve as the primary source of debt service on the River Bend Notes.

Unused proceeds from the River Bend and Beacon Point senior secured notes are held in restricted project accounts, including in restricted cash and cash equivalents and restricted short-term investments, pending deployment toward the development and construction of the respective campuses. These balances generate interest income that partially offsets the interest costs incurred on the related notes. The proceeds remain subject to the applicable restrictions under the respective financing arrangements.

On August 22, 2025, we established our $1.0 billion 2025 ATM, which replaced our prior $500.0 million 2024 ATM program that launched on December 4, 2024. As of August 22, 2025, prior to its termination, we had issued and sold shares under the 2024 ATM for gross proceeds of $299.4 million at a weighted average price of $27.83 per share. As of September 30, 2026, we issued and sold 6,121,993 shares under the 2025 ATM for gross proceeds of $304.3 million at a weighted average issuance price of $49.71 per share. We did not sell any shares under the 2025 ATM during the three months ended September 30, 2026.

On September 3, 2025, American Bitcoin established a $2.1 billion at-the-market equity program (the "American Bitcoin 2025 ATM"). As of September 30, 2026, American Bitcoin issued and sold 12,121,321 shares of Class A common stock under the American Bitcoin 2025 ATM for gross proceeds of $385.2 million. American Bitcoin did not sell any shares under the American Bitcoin 2025 ATM during the three months ended September 30, 2026.

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

We believe that cash flows generated from operations, Bitcoin held on our consolidated balance sheet, and other financing sources, including our available revolving credit facility, will be sufficient to meet our anticipated short-term liquidity requirements. For the construction of our River Bend and Beacon Point data center facilities, we expect to fund capital expenditures through a combination of cash and Bitcoin on hand, as well as project-level financing (including the recently completed bond issuances). Over the long term, we expect to rely on access to public and private capital markets to fund growth initiatives not supported by operating cash flows, cash on hand, Bitcoin holdings, or available debt and project-level financing.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in USD thousands)	2026	2025
Cash flows used in operating activities	$(5,031)	$(81,866)
Cash flows used in investing activities	(3,871,260)	(451,840)
Cash flows provided by financing activities	7,541,515	487,616

Operating Activities

Net cash used in operating activities was $5.0 million for the nine months ended September 30, 2026, resulting from a net loss of $240.8 million, partially offset by net non-cash adjustments of $76.8 million and favorable changes in assets and liabilities of $159.0 million, mainly due to interest payable accrued related to financing for River Bend Phase 1 and Beacon Point Phase 1. Net cash used in operating activities was $81.9 million for the nine months ended September 30, 2025, resulting from net income of $53.8 million, offset by non-cash adjustments of $115.9 million and unfavorable changes in assets and liabilities of $19.8 million.

Investing Activities

Net cash used in investing activities was $3.9 billion for the nine months ended September 30, 2026, primarily driven by (i) $2.8 billion of purchases of restricted short-term investments, (ii) $1.1 billion of purchases of property and equipment primarily related to the development of the River Bend and Beacon Point campuses, (iii) $65.3 million of Bitcoin purchases by American Bitcoin, and (iv) $26.0 million of deposits for future sites, partially offset by (i) $74.8 million of proceeds from the sale of digital assets and (ii) $64.8 million of net proceeds from the sale of the Far North JV. Net cash used in investing activities was $451.8 million for the nine months ended September 30, 2025, primarily consisting of (i) $287.8 million in Bitcoin purchased by American Bitcoin, (ii) $147.9 million in property and equipment purchases primarily related to the Vega build out, (iii) $25.0 million in other digital assets purchased, and (iv) $1.0 million related to other intangibles purchases. These outflows were partially offset by (i) $5.2 million in proceeds from the sale of property and equipment, (ii) $3.7 million in proceeds from Bitcoin sales, and (iii) $0.9 million in cash acquired in the ABTC Merger.

Financing Activities

Net cash provided by financing activities was $7.5 billion for the nine months ended September 30, 2026, primarily consisting of (i) $7.7 billion in gross proceeds from the issuance of senior secured notes and a term loan, including $4.25 billion from the Beacon Point Notes, $3.25 billion from the River Bend Notes, and $200.0 million from the FalconX Term Loan, (ii) $144.1 million in net proceeds from the issuance of American Bitcoin's Class A common stock through the American Bitcoin 2025 ATM, (iii) $120.1 million in net proceeds from the issuance of common stock through our 2025 ATM, and (iv) $10.4 million in net proceeds from the issuance of common stock through stock option exercises. These inflows were partially offset by (i) $227.6 million in repayments of loans and notes payable, primarily consisting of the $200.0 million repayment of the Coinbase Credit Agreement, with the remainder primarily related to repayments under the TZRC Secured Promissory Note, (ii) $99.1 million in debt issuance costs paid, (iii) $74.7 million in repurchases and retirements of common stock, (iv) $20.8 million in repayment of a finance lease related to the settlement of a finance lease obligation in connection with the sale of the Far North JV, (v) $10.0 million in cash paid to buy out the non-controlling interest in the Far North JV, and (vi) $1.0 million in principal payments on finance leases. Net cash provided by financing activities was $487.6 million for the nine months ended September 30, 2025, primarily consisting of (i) $65.0 million in proceeds under the Coinbase Credit Agreement, (ii) $9.5 million in net proceeds from covered call options premiums, (iii) $3.5 million in proceeds from funding in relation to our AI Cloud business, (iv) $205.3 million in net cash proceeds from the issuance and sale of American Bitcoin's Class A common stock through a Common Stock Purchase Agreement for a private placement with certain accredited investors, (v) $88.0 million in proceeds from the issuance of American Bitcoin's Class A common stock through the American Bitcoin 2025 ATM, and (vi) $154.8 million in net proceeds from the issuance of our common stock through our 2024 ATM and 2025 ATM. These inflows were partially offset by (i) $36.5 million of repayments of loans payable and (ii) $2.2 million used in principal payments on finance leases.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Unaudited Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis and base them on historical experience and other factors we believe to be reasonable under the circumstances. Because these estimates involve judgments about future events and are inherently uncertain, actual results may differ materially from those estimates. Changes in these estimates or assumptions could have a material impact on our results of operations, financial position, and statement of cash flows.

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

As of September 30, 2026, we held approximately 16,787 Bitcoin, comprising approximately 8,360 Bitcoin held by Hut 8 and approximately 8,427 Bitcoin held by American Bitcoin. Based on a fair value of approximately $83,415 per Bitcoin, the aggregate fair value of these holdings as of September 30, 2026 was approximately $1.4 billion. Declines in the fair market value of Bitcoin will impact the cash value that would be realized if we were to sell our Bitcoin for cash, therefore having a negative impact on our liquidity.

Market Price Risk of Bitcoin-Linked Derivative Instruments

Our Bitcoin-linked derivative instruments consist of the Bitcoin redemption and put options under American Bitcoin's purchase agreements with Bitmain and our call options sold on Bitcoin. As of September 30, 2026, the fair value of these derivative assets and liabilities was a net asset of $114.7 million. We estimate fair value using the Black model, and the principal inputs are the forward price of Bitcoin, its implied volatility, the risk-free interest rate, and the expected term of the options. Because the options are not valued linearly to the price of Bitcoin, increases and decreases of the same magnitude will not have symmetrical effects. A 10% decrease in the price of Bitcoin, holding all other variables constant, would result in an approximate $20.8 million net increase in the fair value of the derivative assets and liabilities, and a 10% increase in the price of Bitcoin, holding all other variables constant, would result in an approximate $21.9 million net decrease in the fair value of the derivative assets and liabilities, in each case with a corresponding offset to net income (loss) before income taxes.

Custodian Risk

Our Bitcoin is held with third-party custodians, Coinbase Custody, Anchorage, and BitGo, which we select based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of our Bitcoin assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage, and security measures of our custodians, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

Credit Risk

Credit risk arises from our practice of pledging Bitcoin as collateral in transactions with counterparties. We mitigate this risk by engaging with counterparties that we believe possess strong creditworthiness based on their size, credit quality, and reputation, among other factors. During the nine months ended September 30, 2026, we have not incurred any material loss from such transactions. However, there remains a risk that a counterparty could default on its obligations to us, which might result in a material loss. We continually assess the credit risk associated with our counterparties and, if necessary, recognize a loss provision or write-down. Credit risk also arises from our cash and demand deposits held at financial institutions and our holdings of money market funds, commercial paper, and corporate debt securities. Although we strive to limit our exposure by placing cash and demand deposits with financial institutions with a high credit standing, there can be no assurances that we are able to mitigate our credit risk. In addition, we are exposed to credit risk associated with the creditworthiness of our customers and other counterparties, including tenants under long-term data center lease arrangements, as non-performance, failure to make required payments, or financial deterioration of these parties could adversely impact our cash flows, liquidity, and ability to satisfy obligations associated with the related infrastructure.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

Our Revolving Credit Facility bears interest at variable rates based on Adjusted Term SOFR or an alternate base rate. As of September 30, 2026, there were no borrowings outstanding under the facility; however, future borrowings would expose us to changes in market interest rates.

As of September 30, 2026, the TZRC Secured Promissory Note was outstanding and maintained a variable interest rate, subject to a maximum interest rate of 15.25%. In October 2026, we repaid the outstanding balance of the TZRC Secured Promissory Note in full, eliminating our exposure to future changes in interest rates under the note. For more information regarding the TZRC Secured Promissory Note, see Note 11. Loans, notes payable, and other financial liabilities to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

We also earn interest income on cash balances and restricted short-term investments, including unused proceeds from the River Bend Notes and Beacon Point Notes. Our restricted short-term investments include available-for-sale debt securities that are carried at fair value, with unrealized gains and losses recorded in other comprehensive income. Accordingly, changes in market interest rates may affect both the interest income we earn on these balances and the fair value of our restricted short-term investments. The River Bend Notes and Beacon Point Notes bear interest at fixed rates and therefore do not expose us to variability in interest expense from changes in market interest rates.

We may enter into additional project-level or corporate financing arrangements to fund our development activities. Changes in benchmark interest rates, credit spreads, or broader credit market conditions could increase the cost or reduce the availability of future financing, including financing issued at fixed rates. To the extent that we enter into financing arrangements with floating-rate components, including rates based on a Secured Overnight Financing Rate benchmark, our exposure to interest rate variability could also increase. We may seek to manage a portion of this exposure through the use of financial hedging instruments and long-term fixed-rate financing; however, such financing or hedging instruments may not be available on acceptable terms, may not be effective in mitigating interest rate risk, or may introduce additional risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of material legal proceedings in which we are involved, see Note 20. Commitments and contingencies to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, or results of operations. However, we are subject to regulatory oversight by numerous federal, state, provincial, local, and other regulators and we are, and we may become, subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business. See "Risk Factors—Risks Related to Certain Regulations and Laws, Including Tax Laws—We are involved in legal proceedings from time to time, which could adversely affect us" in the Annual Report.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors set forth in Part I, Item 1A of the Annual Report. We are subject to various risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included in the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition, or results of operations. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to our purchases of common stock during the quarter ended September 30, 2026:

				Approximate Dollar Value
			Total Number of Shares	of Shares that May Yet
			Purchased as Part of	Be Purchased Under the
	Total Number of	Average Price	Publicly Announced	Plans or Programs
Period	Shares Purchased	Paid per Share (1)	Plans or Programs	(in USD thousands)
July 1 - July 31, 2026	–	–	–	$250,000
August 1 - August 31, 2026	702,462	$78.50	702,462	$194,856
September 1 - September 30, 2026	251,340	$77.82	251,340	$175,296
Total	953,802	$78.32	953,802

(1)
Includes commissions.

In December 2024, our board of directors authorized the repurchase of up to $250.0 million of our common stock under our stock repurchase program. Under Canadian law, the number of shares we can repurchase at any time is limited to 5.0% of our issued and outstanding common stock during the preceding 12-month period. Repurchases may be made from time to time in open-market or privately negotiated transactions, subject to market conditions and other factors, and the program may be suspended or discontinued at any time.

In October 2026, we repurchased an additional 2,384,677 shares of our common stock for $175.3 million. In November 2026, our board of directors authorized an additional $750.0 million under our stock repurchase program, increasing the total authorization from $250.0 million to $1.0 billion. The stock repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Hut 8 Corp.	8‑K	3.1	12/01/2023
3.2	Amended and Restated Bylaws of Hut 8 Corp.	8‑K	3.2	12/01/2023
10.1	Credit Agreement, dated as of September 24, 2026, among Hut 8 Corp., as borrower, each issuing bank and lender party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.	8‑K	10.1	09/28/2026
31.1	Certification of Principal Executive Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Hut 8 Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline Interactive Data File.
104	Cover Page Interactive Data File.

* Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 4, 2026	HUT 8 CORP.

	By:	/s/ Sean Glennan
Sean Glennan Principal Financial Officer and Authorized Signatory